Form 10-Q
period 2009-09-30
CNL Macquarie Global Growth Trust, Inc.
filed 2009-11-12
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-156479

CNL Macquarie Global Growth Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-3859644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center At City commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of November 12, 2009 was 22,222.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

Item 1.	Financial Statements

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS

Cash and cash equivalents	$200,013	$200,200

Total assets	$200,013	$200,200

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to related party	$13	$200

Total liabilities	13	200

Stockholder’s equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares at September 30, 2009	—	—
Common stock, $0.01 par value per share 1,120,000,000 shares authorized at September 30, 2009, 22,222 shares issued and outstanding; 7,000,000 shares authorized at December 31, 2008, 24,010 shares issued and outstanding	222	240
Additional paid-in capital	199,778	199,760
Retained earnings	—	—

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$200,013	$200,200

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

For the nine months ended September 30, 2009 and December 12, 2008 (Date of Inception)

through December 31, 2008

(UNAUDITED)

	Common Stock		Additional
	Number of Shares	Par Value	Paid in Capital	Total
Balance at December 12, 2008	—	$—	$—	$—
Cash received from sale of common stock to CNL Macquarie Global Growth Advisors, LLC	24,010	240	199,760	200,000

Balance at December 31, 2008	24,010	240	199,760	200,000

Cancelation of original issuance of common stock	(24,010)	(240)	(199,760)	(200,000)

Reissuance of common stock	22,222	222	199,778	200,000

Balance at September 30, 2009	22,222	$222	$199,778	$200,000

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2009 and December 12, 2008 (Date of Inception)

through December 31, 2008

(UNAUDITED)

1. Business and Organization

Business

CNL Macquarie Global Growth Trust, Inc. (the “Company”), was organized in Maryland on December 12, 2008 and intends to qualify as a real estate investment trust for U.S. Federal income tax purposes commencing with its taxable year ending December 31, 2009, or for the first year during which the Company begins material operations. The Company intends to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The Company may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real property. The Company will focus on acquiring properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what the Company believes are positive demographic, political or structural changes which are expected to benefit real estate investments during the projected holding period. Further, the Company may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. The Company may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. The Company initially anticipates that up to 30% of its assets may be located outside the United States.

The Company plans to own substantially all of its assets and conduct its operations through CNL Macquarie Growth, LP (formerly, CNL Macquarie Growth TRS, LLC) (the “Operating Partnership”), a Delaware limited partnership. The Company currently owns all of the general and limited partnership interests in the Operating Partnership.

The Company’s advisor, and sole stockholder, is CNL Macquarie Global Growth Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture formed between affiliates of CNL Financial Group, LLC (“CNL”) and Macquarie Capital Funds Inc. (“MCF”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company. The Advisor has entered into sub-advisory agreements with each of CNL Global Growth Advisors, LLC, an affiliate of CNL, and Macquarie Global Growth Advisors LLC, an affiliate of MCF, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement. Affiliates of CNL own a 62.5% managing equity interest in the Company’s Advisor and a 36.5% non-managing interest for a combined 99% of the equity interests. An affiliate of MCF, owns a 1% managing equity interest and has agreed to purchase the 36.5% non-managing equity interest from an affiliate of CNL under certain conditions. Notwithstanding the equity ownership in our Advisor, CNL and MCF each beneficially own 50% of our Advisor and share equal control over our Advisor through their control of their respective affiliates. For additional information see “Note 4. Related Party Arrangements” and “Note 6. Subsequent Events”.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2009 and December 12, 2008 (Date of Inception)

through December 31, 2008

(UNAUDITED)

The Company is in the development stage and has not begun operations.

Organization

On December 29, 2008, the Company filed a Registration Statement on Form S-11 (“Registration Statement”) with the Securities and Exchange Commission (the “SEC”) to offer for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share.

Upon formation, the Advisor acquired 24,010 shares of the Company’s common stock for $200,000. On June 17, 2009, the Company canceled the original 24,010 shares issued to the Advisor and replaced them with an issuance of 22,222 shares of the Company’s common stock. These were all of the shares that were issued and outstanding as of September 30, 2009.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). The financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its general partner, CNL Macquarie Growth GP, LLC. All intercompany profits, balances and transactions are eliminated in consolidation. Amounts as of December 31, 2008 included in the unaudited consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2008 included in our Pre-effective Amendment Four to Form S-11, which was filed with the SEC on September 18, 2009.

Use of Estimates

Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Cash and cash equivalents

Cash consists of cash on hand and highly liquid investments purchased with original maturities of three months or less.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2009 and December 12, 2008 (Date of Inception)

through December 31, 2008

(UNAUDITED)

Organizational and Offering Expenses

Organizational and offering expenses include selling commissions and the marketing support fee incurred by the Company or any of the Company’s affiliates and costs incurred in connection with the Company’s formation, qualification and registration, and the marketing and distribution of equity shares in an offering, including, legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of organizational and offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of the equity shares under federal and state laws.

Organizational and offering expenses are not accrued in the Company’s balance sheet because these costs do not become an obligation of the Company until subscriptions for the minimum offering of $2,000,000 of shares of common stock are received and accepted by the Company, under the terms of the Offering. Organizational and offering expenses incurred by the Advisor as of September 30, 2009 and December 31, 2008, were approximately $3.5 million and $2.0 million, respectively. The Company will pay or reimburse the Advisor, its affiliates and related parties, for all organizational and offering expenses incurred on its behalf up to 15% of gross proceeds of the Offering. When recorded by the Company, organizational costs relating to the formation of the Company will be expensed as incurred, and offering costs will be deferred and reported as a reduction of stockholder’s equity.

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2009, or for the first year during which the Company begins material operations. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. Federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. Federal income and excise taxes on its undistributed income.

The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business. It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. Federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2009 and December 12, 2008 (Date of Inception)

through December 31, 2008

(UNAUDITED)

3. Capitalization

At December 31, 2008, the Company was authorized to issue a total of 7,000,000 shares of common stock. On September 16, 2009, the Company amended its articles of incorporation to authorize the issuance of 1,320,000,000 shares of capital stock consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value per share.

4. Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of September 30, 2009, the Company had not received the required minimum proceeds of $2,000,000 from the Offering, had not accepted investors, and had not purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, acquisition, management or sales of assets.

5. Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification establishes the exclusive authoritative reference for GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification has superseded all existing accounting and reporting standards except as issued by the SEC. The Codification applies to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and does not have an effect on the Company’s financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a variable-interest entity. This amendment is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company currently has no VIEs but expects the new guidance to be applicable to future acquisitions.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the nine months ended September 30, 2009 and December 12, 2008 (Date of Inception)

through December 31, 2008

(UNAUDITED)

6. Subsequent Events

The accompanying unaudited consolidated financial statements were authorized for issue on November 12, 2009. Subsequent events were evaluated through that date. The SEC declared the Company’s Registration Statement effective on October 9, 2009. No other adjusting or significant non-adjusting events have occurred between September 30, 2009 and the date of authorization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the consolidated financial statements as of September 30, 2009 and December 31, 2008. Amounts as of December 31, 2008 included in the unaudited consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and the notes thereto.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name and/or the MCF brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

EXECUTIVE OVERVIEW

We were formed primarily to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real property. We will focus on acquiring properties with potential for capital appreciation, such as those properties requiring repositioning and redevelopment including those located in a country or market undergoing positive demographic, political or structural changes which are expected to benefit real estate investments during the projected holding period. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. We may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We initially anticipate that up to 30% of our assets may be located outside the United States.

As of September 30, 2009 we were in the development stage and had not begun operations.

LIQUIDITY AND CAPITAL RESOURCES

As of November 9, 2009, we had not commenced operations. Once at least 200,000 shares ($2,000,000) are sold, and we accept the subscription for those shares, subscription proceeds will be released to us and we will commence operations. We will use such amounts for investments in properties, loans and other permitted investments, as well as the payment or reimbursement of fees and expenses of the Offering and fees and expenses relating to the selection, acquisition and development of properties, loans, and other permitted investments. Given our focus on acquiring properties with potential for capital appreciation, our operating cash flow could be negatively impacted to the extent we invest in development or redevelopment projects or in properties requiring significant capital. Initially, our only source of funds to cover these shortfalls and other operating expenses will be net proceeds from the equity offering and debt, to the extent available. Prior to our reaching the minimum offering of 200,000 shares, our only source of funds is the initial capital contribution we received from our Advisor in December 2008 in the amount of $200,000. We have not yet entered into any commitments to acquire properties and are not currently subject to any contingent liabilities due to the limited nature of our activities.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is that our aggregate borrowings will be between 40% and 60% of the aggregate value of our assets. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our Independent Directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate asset.

We intend to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans secured by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We do not expect to have distributable earnings in 2009.

RESULTS OF OPERATIONS

As of September 30, 2009, operations had not commenced because we were in our developmental stage. No operations will commence until we sell the minimum number of 200,000 shares ($2,000,000). We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our Registration Statement, as filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of November 12, 2009.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of November 12, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of VIEs in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits will be eliminated in consolidation. The determination of whether the Company is the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, assumed liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

Classification of Investment Securities and Valuations of Financial Instruments

We will classify investments in commercial real estate-related debt and securities as either available-for-sale or held-to-maturity. As such, we expect that our investments classified as available-for-sale will be carried at their fair value with changes in fair value recorded through accumulated other comprehensive income/(loss), a component of stockholders’ equity, rather than through earnings. We do not intend to hold any of our investment securities for trading purposes; however, if our securities were classified as trading securities, there could be substantially greater volatility in our earnings, as changes in the fair value of securities classified as trading securities are recorded through earnings. Debt and securities held for investment will be stated at their amortized cost, net of deferred fees and costs with income recognized using the effective interest method.

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery within a reasonable period of time up to or beyond the cost of the investments.

Loans

Loans held-for-investment will be stated at the principal amount outstanding, net of deferred loan fees and costs. We expect that interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Net deferred loan fees, origination and acquisition costs will be recognized in interest income over the loan term as yield adjustment. Loans that we intend to sell or liquidate in the near term will be held at the lower of cost or fair value.

Loan Impairment

We will evaluate loans classified as held-for-investment for possible impairment on a quarterly basis. Impairment occurs when it is deemed probable that we will not be able to collect all amounts due according to the contractual terms of the loan. Impairment will then be measured based on the present value of expected future cash flows discounted at the loan’s contractual effective rate or the fair value of the collateral, if the loan is collateral dependent. Upon measurement of impairment, we will record an allowance to reduce the carrying value of the loan accordingly and record a corresponding charge to net income.

Real Estate Impairments

For real estate we wholly own or consolidate, our management will monitor events and changes in circumstances that may indicate that the carrying amounts of the real estate assets may have diminished and not be recoverable. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

For real estate we indirectly own through an investment in a joint venture, tenant-in-common interest or other similar investment structure and account for under the equity method, at each reporting date, we will compare the estimated fair value of our investment to the carrying value. An impairment charge will be recorded to the extent the fair value of our investment is less than the carrying amount and the decline in value is determined to be other than a temporary decline.

In evaluating our real estate investments for impairment, management will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. If we used different estimates and assumptions, the carrying value might vary significantly, which could be material to our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We may be exposed to foreign currency exchange rate movements as the result of investing outside of the U.S. At such time as we have foreign investments, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None

On October 9, 2009, our Registration Statement (File No. 333-156479), covering a public offering of up to 150,000,000 shares of common stock, was declared effective by the SEC. The offering commenced on October 21, 2009 and is ongoing. As of the date of this quarterly report, we have not commenced any operations, as subscriptions for our stock pursuant to the Offering are placed in escrow until we receive and accept subscriptions aggregating at least $2.0 million which has not yet occurred.

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information - None

Item 6.	Exhibits and Reports on Form 8-K

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November, 2009.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

By:	/S/ ROBERT A. BOURNE
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/S/ STEVEN D. SHACKELFORD
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)