Form 10-K
period 2009-12-31
CNL Macquarie Global Growth Trust, Inc.
filed 2010-03-18
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 333-156479

CNL Macquarie Global Growth Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-3859644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center At City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. As of February 22, 2010, no shares of our common stock were held by non-affiliates.

The number of shares of common stock outstanding as of March 18, 2010 was 22,222.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from the offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

Item 1.	BUSINESS

General

CNL Macquarie Global Growth Trust, Inc. is a Maryland corporation incorporated on December 12, 2008, that intends to elect to be taxed as a real estate investment trust (“REIT”) for U.S. Federal income tax purposes commencing with our taxable year ending December 31, 2010. The terms “us,” “we,” “our,” “Company” and “CNL Macquarie Global Growth Trust” include CNL Macquarie Global Growth Trust, Inc. and each of our subsidiaries. CNL Macquarie Global Growth Trust is sponsored by CNL Financial Group, LLC, an affiliate of CNL Financial Group, Inc. (“CNL”) and Macquarie Capital Funds Inc. (“Macquarie Capital Funds”), a subsidiary of Macquarie Group Limited. We have retained CNL Macquarie Global Growth Advisors, LLC (our “Advisor”), a joint venture formed between an affiliate of CNL and Macquarie Real Estate Advisory Services LLC, an affiliate of Macquarie Capital Funds, to provide management, acquisition, disposition, advisory and administrative services. Our office is located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

We intend to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We will principally focus on acquiring commercial properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what we believe is positive demographic, political or structural changes that are expected to benefit real estate during our projected holding period. We may also purchase properties facing time-sensitive deadlines that we believe would benefit from a new leasing or management strategy and properties with deferred maintenance needs. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. We may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We initially anticipate that up to 30% of our assets may be located outside the United States.

We plan to own substantially all of our assets and conduct our operations through CNL Macquarie Growth, LP, which we refer to as our operating partnership. We currently own all of the limited partnership interests in our operating partnership. CNL Macquarie Growth GP, LLC, our wholly owned subsidiary, owns a 1% general partnership interest in our operating partnership.

Public Offering

On December 29, 2008, we filed our initial Registration Statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) offering for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (“Offering”), of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan (“DRIP”) at a price of $9.50 per share. The Registration Statement was declared effective on October 9, 2009. As of December 31, 2009, we had 22,222 shares of our common stock outstanding, all of which was owned by our Advisor, and had received subscriptions for 16,450 shares of our common stock under our Offering that were being held in escrow. Subscription proceeds are placed in an account held by the escrow agent, UMB Bank, N.A., until such time as subscriptions to purchase $2,000,000 in shares (200,000 shares) of our common stock have been received and accepted by us. The Offering will terminate on October 9, 2010 if we have not received and accepted subscriptions for a minimum of $2,000,000 of shares. Any funds received (including interest, if any, and without deductions for fees or expenses) will promptly be returned to subscribers. If we have received and accepted subscriptions for the minimum of $2,000,000 of shares by October 9, 2010, then the Offering will terminate on or before October 9, 2011, unless extended by our board of directors.

As of the date of this filing, we had not received and accepted subscriptions for the minimum of $2,000,000 of shares and therefore had not commenced material operations.

Advisory Services

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, administering our bookkeeping and accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf. In exchange for these services, our Advisor is entitled to receive certain fees from us. Our Advisor will receive a monthly asset management fee in an amount equal to 0.08334% of the real estate asset value as defined in the agreement of our properties, including our proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities, as of the end of the preceding month. For services rendered in connection with the selection, evaluation, structure and purchase of assets, our Advisor will receive an investment services fee equal to 3% of the purchase price of properties or the amount invested in the case of other assets (except securities). No investment services fee will be paid to our Advisor in connection with our purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of each payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters, commencing with the fourth full quarter following the effective date of our Offering, exceed the greater of 2% of average invested assets or 25% of net income.

In addition, under certain circumstances, our Advisor will be entitled to receive certain incentive fees upon disposition of our assets. See “Item 13. Certain Relationships and Related Transactions and, Director Independence.”

The current advisory agreement continues until September 15, 2010, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

Investment Objectives

Our objective is to undertake a global investment strategy to acquire a range of growth-oriented commercial real estate and commercial real estate-related assets that we believe offer the potential to achieve capital appreciation. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties and healthcare properties, as well as other classifications of commercial real estate property. These properties may be existing, income or non-income producing properties, newly constructed properties or properties under development or construction.

Our primary investment objectives are to:

•	realize growth in the value of our assets;

•	preserve, protect and return invested capital;

•	invest in a diversified portfolio of assets; and

•	explore liquidity options in the future, including the sale of either the Company or our assets, potential merger opportunities, or the listing of our common stock on a national securities exchange.

Investment Policies

Prior to acquiring an asset, our Advisor or its affiliates will analyze whether the asset meets our investment policies, including the probability of sale within our projected holding period for the asset. We intend to hold our assets for a period that we believe will enable us to capitalize on the potential for increased income and capital appreciation while also providing for a level of liquidity consistent with our investment policies. We will consider investing in properties and other assets with varying targeted holding periods to provide an opportunity to achieve attractive returns. However, economic or market conditions may impact our decision to hold or dispose of a particular asset.

Our primary investment policies are to:

•	invest in a variety of types of real estate and real estate-related assets;

•	achieve global diversification in our assets;

•	target assets with significant potential for capital growth;

•	actively manage our assets through our property managers;

•	sell assets at any time that we believe will maximize capital appreciation; and

•	strategically utilize leverage to enhance potential returns.

We cannot assure that we will attain our investment objectives using these investment policies. Our governing documents place numerous limitations on us, some of which are set forth below. Our independent directors will review our investment policies at least annually to determine whether our policies are in the best interests of our stockholders. See “Certain Investment Limitations” below. This determination must be set forth in the minutes of our board of directors along with the basis for such determination. Our directors (including a majority of independent directors) have the right, without a stockholder vote, to alter our investment policies but only to the extent consistent with our investment objectives and investment limitations. Decisions relating to the purchase or sale of our investments will be made by our board of directors based on recommendations from our Advisor.

Our investments will be driven by a disciplined approach to identify attractive markets, sectors and properties on a global basis. These factors will include, but are not limited to, demographics, employment, trends, consumer spending patterns, political risk, currency risk and legal risk. Our Advisor will consider various factors in evaluating a decision to acquire a particular asset, including geographic location, historical performance, current condition and use of the asset, potential for more effective management, current and projected cash flow, potential for capital appreciation, potential for economic growth in the market in which the asset is located, potential and existing competition and tax considerations. Our Advisor, together with its sub-advisors, will use its market knowledge, experience, relationships, research capabilities and analytic skills to help identify attractive property acquisitions, underwrite an asset’s current performance, forecast changes, develop a strategic plan and make predictions for the optimal timing of the exit strategy with respect to the asset. Further, our Advisor will apply consistent underwriting procedures and processes to each acquisition.

Certain Investment Limitations

In addition to other investment restrictions imposed by our board of directors from time to time, our articles of incorporation provide for the following limitations and restrictions on our investment and financing activities:

•	We may not invest more than 10% of our total assets in unimproved real property or mortgage loans on unimproved real property.

•

We may not invest in commodities or commodity future contracts, except for futures contracts, when used solely for hedging purposes in connection with our ordinary business of investing in real estate assets and mortgages.

•

We may not make or invest in any mortgage loan, excluding investments in mortgage programs or commercial mortgage-backed securities (“CMBS”), unless an appraisal is obtained concerning the underlying property (unless the loan is insured or guaranteed by a government or governmental agency). In cases in which a majority of our independent directors so determine, and in all cases in which the mortgage loan involves our Advisor, sponsors, directors or affiliates, the appraisal of the underlying property must be obtained from an independent appraiser, maintained in our records for at least five years, and available for inspection and duplication by any stockholder. In addition to the appraisal, a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or condition of the title must be obtained to the extent available in the applicable jurisdiction.

•

We may not make or invest in any mortgage loan, excluding investments in mortgage programs or CMBS, including construction loans, on any one property if the aggregate amount of all mortgage loans outstanding on the property, including our loans, would exceed an amount equal to 85% of the appraised value of the property as determined by appraisal at the time of the initial funding, unless our board of directors concludes that substantial justification exists because of the presence of other underwriting criteria. For these purposes, the “aggregate amount of all mortgage loans outstanding on the property, including our loans” will include all interest (excluding contingent participation in income or appreciation in value of the mortgaged property), the current payment of which may be deferred pursuant to the terms of the loans, to the extent that deferred interest on each loan exceeds 5% per annum of the principal balance of the loan.

•	We may not invest in indebtedness collateralized by a mortgage on real property that is subordinate to a lien or other indebtedness of our Advisor, a director, a sponsor or any of our affiliates.

•

We may not issue (i) equity securities redeemable solely at the option of the holder (except that stockholders may offer their shares to us as described under our redemption plan); (ii) debt securities, unless the historical debt service coverage in the most recently completed fiscal year as adjusted for known changes is sufficient to properly service that higher level of debt; (iii) equity securities on a deferred payment basis or under similar arrangements; or (iv) options, warrants, or similar evidences of a right to buy our securities (collectively, “Options”) to our Advisor, our directors, our sponsors or any of their affiliates except on the same terms as such Options are sold to the general public. Options may be issued to persons other than our Advisor, our directors, our sponsors or any affiliate thereof, but not at exercise prices less than the fair market value of the underlying securities on the date of grant and not for consideration (which may include services) that in the judgment of our independent directors has a market value less than the value of such Option on the date of grant. Options or warrants issued to our Advisor, our directors, or our sponsors or any of their affiliates may not exceed 10% of our outstanding shares. The voting rights per share (other than any publicly held share of our stock) sold in any private offering may not exceed the voting rights which bear the same relationship to the voting rights of a publicly held share of our stock as the consideration paid to us for each privately held share bears to the book value of each outstanding publicly held share of our stock.

•

We may not make loans to our Advisor, a sponsor, a director or any affiliate thereof, except (i) mortgage loans subject to restrictions governing loans contained in our articles of incorporation or (ii) loans to our subsidiaries, subject to certain parameters or as otherwise provided for in our articles of incorporation.

•

We may not borrow money from our Advisor, a sponsor, a director or any affiliate thereof, unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction conclude that the transaction is fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

•

We may not incur leverage that is unreasonable in relation to the value of our net assets and that exceeds 300% of net assets, except as approved by a majority of our independent directors and disclosed to stockholders in our first quarterly report after the approval occurs, along with justification for the excess.

•	We may not invest in real estate contracts of sale unless such contracts of sale are in recordable form and appropriately recorded in the chain of title.

•

We may not invest in equity securities unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable and determine that the transaction will not jeopardize our ability to qualify and remain qualified as a REIT. The foregoing restrictions on investments in equity securities will not apply to the purchase by us (i) of our own shares pursuant to our redemption plan or, when traded on a secondary market or on a national securities exchange or inter-dealer quotation system, if a majority of our directors (including a majority of our independent directors) determine the purchase to be in our best interest, or (ii) of securities of a “publicly-traded entity” made through a trade that is effected in a recognized securities market. For these purposes, a “publicly-traded entity” will mean any entity having securities listed on a national securities exchange or included for quotation on an inter-dealer quotation system.

•	We may not invest in any security of any entity holding investments or engaging in activities prohibited by our articles of incorporation.

•	We may not engage in underwriting or the agency distribution of securities issued by others or in trading (as compared to investment activities).

•

Our Advisor, a sponsor, a director or any of their affiliates may not purchase or lease assets from us unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us.

•

We may not purchase or lease assets from our Advisor, a sponsor, a director or any affiliate thereof, unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction find that the transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to such Advisor, sponsor, director or affiliate, unless substantial justification exists for the excess and our independent directors conclude the excess is reasonable. In no event may the purchase price of any property to us exceed its current appraised value.

•

We may not invest in joint ventures with either of our sponsors, our Advisor, one or more of our directors or any of our affiliates unless a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction approve the investment as being fair and reasonable to us and on substantially the same terms and conditions as those that would be received by any other joint venturers.

•

The consideration paid for real property acquired by us will ordinarily be based on the fair market value thereof as determined by a majority of our directors. In cases in which a majority of our independent directors determine the fair market value, and in all cases if the property is acquired from our Advisor, a director, a sponsor or an affiliate thereof, then such fair market value must be determined by an independent appraiser selected by our independent directors.

Any other transaction between us and our sponsors, our Advisor, one or more of our directors or any of our affiliates, the approval of which is not the subject of another provision of our articles of incorporation, may be effected only if a majority of our directors (including a majority of our independent directors) not otherwise interested in such transaction approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

In addition, our organizational documents include other investment limitations that are designed to address areas where there may be conflicts of interest between our Company and our sponsors, our Advisor, one or more of our directors and any affiliates.

Borrowing Policies

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to be 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. We intend to have lower leverage than our policy permits, although initially our aggregate borrowings may be greater than 40% to 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. We have not established any financing sources at this time.

Tax Status

We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code (the “Code”) commencing with our taxable year ending December 31, 2010. In order to be taxed as a REIT, we will be subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). If we qualify for taxation as a REIT, we generally will not be subject to U.S. Federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain foreign, state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Prior to our REIT election, we are subject to corporate federal and state income taxes. As of December 31, 2009, we had no operating results subject to taxation.

Competition

The current market for properties and financing for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete for investments and financing with many entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we will. We may also compete with affiliates to acquire and finance properties and other investments.

Recent Market Conditions

Beginning in 2008 the global and U.S. economy deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as companies across most industries. As of the date of this report, there remains a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the short and long-term impact of these events will be on the global and U.S. economies and individual businesses. Additionally, no one can project when conditions will begin to improve. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. While we remain cautious about the impact of these events, we are optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

Employees

We have no employees. We have retained our Advisor and certain of its affiliates to provide management, acquisition, advisory and certain administrative services and have retained certain other affiliates of our Advisor to provide additional administrative services.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. We intend to furnish our stockholders with annual reports containing consolidated financial statements certified by an independent public accounting firm. All filings with the SEC are available to the public and may be obtained at the SEC’s web site at http://www.sec.gov. You may read and copy any filed document at the SEC’s public reference room in Washington, D.C. at 100 F. Street, N.E., Room 1580, Washington, D.C. Please call the SEC at (800) SEC-0330 for further information about the public reference room.

Our sponsor also maintains a web site at www.CNLMacquarieGlobalGrowthTrust.com containing additional information about our business, and a link to the SEC’s web site noted above, but the contents of the web site are not incorporated by reference in, or otherwise a part of, this report.

Item 1A.	RISK FACTORS

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to investors. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

Risks Related to an Investment in CNL Macquarie Global Growth Trust, Inc.

The price of our shares was determined arbitrarily.

We determined the Offering price of our shares in our sole discretion based on:

•	the price that we believe investors would pay for our shares;

•	estimated fees to be paid to third parties and to our Advisor, its affiliates and related parties; and

•	the expenses of the Offering and funds we believe should be available for us to invest in properties, loans and other real estate-related assets to achieve our investment objectives.

There is no public market for our shares and there can be no assurance that one will develop.

Our shares are not listed and there is no current public market for shares of our common stock. There is no assurance that one will develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares could be less than what you paid or less than your proportionate value of the assets we own. There likely will not be any independent third party value of the shares. Additionally, although we intend to have a redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption requests. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all. As a result, you should purchase shares of our common stock only as a long-term investment.

You may not have the opportunity to evaluate our investments prior to purchasing shares of our common stock.

Although we will supplement our prospectus as we make or commit to make material acquisitions of properties and other real estate-related assets, to the extent we have not yet acquired or identified assets for acquisition at the time you make your investment decision, you will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our investments prior to purchasing shares of our common stock. You must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments.

Our Offering is a “best efforts” offering and the number and type of investments we make will depend on the proceeds raised in the Offering. In the event we raise only $2 million, we will make fewer investments, resulting in a less diversified portfolio of investments in terms of number, amount and location.

The Offering is being made on a “best efforts” basis, which means our managing dealer and participating brokers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of our shares. The minimum amount of shares we are required to sell is $2 million. We are not required to sell the full amount offered in our prospectus. If we are unable to raise substantially more than the minimum offering amount of $2 million, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our real property investments are located and the types of investments that we make. A lack of diversification would increase the likelihood that any single investment’s performance would materially affect our overall investment performance. Your investment in our shares will be subject to greater risk to the extent that we have limited diversification in our portfolio of investments. Additionally, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income.

Company Related Risks

We and our Advisor have no operating history and the prior performance of real estate investment programs sponsored by CNL or Macquarie Capital Funds may not be indicative of our future results.

We and our Advisor are newly organized companies with no operating histories. You should not rely upon the past performance of other real estate investment programs sponsored by CNL or Macquarie Capital Funds to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, our Advisor must, among other things:

•	identify and acquire investments that meet our investment objectives;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments; and

•	continue to build and expand its operational structure to support our business.

There can be no assurance that our Advisor will succeed in achieving these goals.

Because we rely on affiliates of CNL or Macquarie Capital Funds for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

CNL and Macquarie Capital Funds, through one or more of their respective affiliates or subsidiaries, jointly own and control our Advisor and our property manager. CNL and Macquarie Capital Funds each also separately own and control, directly or through affiliates or subsidiaries, our Advisor’s sub-advisors and entities that are expected to provide property management services to us. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp., the managing dealer of the Offering. In the event that any of these affiliates or related parties is unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

Further, our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel of our Advisor, its affiliates and related parties, each of whom would be difficult to replace. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us or our Advisor. Although several of our executive officers and other key employees of affiliates of our Advisor, including Curtis B. McWilliams and Steven D. Shackelford, have entered into employment agreements with affiliates of our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain employed by our Advisor or its affiliates. We do not maintain key person life insurance on any of our executive officers.

In addition, the joint venture operating agreement for our Advisor and property manager provides for the purchase by one member of the membership interests of the other member under the terms, and subject to the conditions, set forth in the agreement. We may lose the services of either of CNL or Macquarie Capital Funds and their respective affiliates and related parties if one party exercises its purchase right.

We may suffer from delays in selecting, acquiring and/or developing suitable properties.

Even if we are successful in raising sufficient capital, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor, its affiliates and related parties at times when management of our Advisor, its affiliates and related parties are simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL or Macquarie Capital Funds, some of which have investment objectives and employ investment strategies that are similar to ours. Furthermore, our investments may not yield immediate returns. For example, properties acquired prior to the start of construction or during the early stages of construction will typically not generate income for some period of time.

If we are unable to invest the Offering proceeds in real estate assets in a timely manner, we may invest the proceeds of the Offering in short-term, investment-grade securities. These securities typically yield less than investments in commercial real estate. The proceeds of such short-term investments may also be used to pay expenses of our Advisor, property manager and other affiliates and related parties in connection with acquiring real estate and real estate-related assets.

Stockholders have limited control over changes in our policies and operations.

Our board of directors determines our investment policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under our articles of incorporation and Maryland general corporation law, our stockholders currently have a right to vote only on the following matters:

•	the election or removal of directors;

•

any amendment of our articles of incorporation, except that our board of directors may amend our articles of incorporation without stockholder approval to change our name, increase or decrease the aggregate number of our shares and of any class or series that we have the authority to issue, or classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares;

•	effect stock splits and reverse stock splits;

•	our termination, liquidation and dissolution;

•	our reorganization;

•

modification or elimination of our investment limitations as set forth in our articles of incorporation; provided, however, for so long as we are subject to the NASAA REIT Guidelines, the investment limitations imposed by the NASAA REIT Guidelines that are set forth in our articles of incorporation may not be modified or amended in any manner that would be inconsistent with the NASAA REIT Guidelines; and

•	our being a party to any merger, consolidation, sale or other disposition of substantially all of our assets (notwithstanding that Maryland law may not require stockholder approval).

All other matters are subject to the discretion of our board of directors. In addition, our board of directors has the authority to amend, without stockholder approval, the terms of both our Advisory agreement and our property management agreement, which, in either case, could result in less favorable terms to our investors.

We may be restricted in our ability to replace our property manager under certain circumstances.

Our ability to replace our property manager may be limited. Under the terms of our property management agreement, we may terminate the agreement (i) in the event of our property manager’s voluntary or involuntary bankruptcy or a similar insolvency event or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the property manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the property manager.

We may amend the property management agreement from time to time to remove a particular property from the pool of properties managed by our property manager (i) if the property is sold to a bona fide unaffiliated purchaser, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the property manager relating to that particular property, which is not cured within 30 days after notice to the property manager. Our board of directors may find the performance of our property manager to be unsatisfactory. However, unsatisfactory performance by the property manager may not constitute “cause.” As a result, we may be unable to terminate the property management agreement even if our board concludes that doing so is in our best interest.

Our stockholders may experience dilution if we issue additional shares.

Future issuances of common stock will reduce the percentage of our shares owned by investors purchasing shares in the Offering who do not participate in future stock issuances. Stockholders will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

We are not registered as an investment company under the Investment Company Act of 1940 based on exclusions that we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we intend to engage primarily in the business of acquiring real property, making mortgage loans and other loans secured by interests in real estate and making other real estate-related investments. We intend to rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority owned subsidiaries. We may rely on any other exemption or exclusion under the Investment Company Act. For one of the available exemptions, mortgage-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

There can be no assurance that we will be able to achieve expected cash flows necessary to initially pay or maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements and tax considerations. Because we may receive income from interest or rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure you that:

•	rents from our properties will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	securities we buy will increase in value or provide constant or increased distributions over time;

•	loans we make will be repaid or paid on time;

•	loans will generate the interest payments that we expect; or

•	acquisitions of real properties, mortgage or other loans, or our investments in securities or other assets, will increase our cash available for distributions to stockholders.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay distributions. For instance:

•	Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•	Cash available to pay distributions may decrease if the assets we acquire have lower yields than expected.

•

Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year, limiting the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and making us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may decrease.

•	The payment of principal and interest required to service the debt resulting from our policy to use leverage to acquire assets may leave us with insufficient cash to pay distributions.

•

We may pay distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use offering proceeds for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient cash available to pay distributions to you, to continue paying distributions to you at any specified level, or that distributions we make may not be decreased or be eliminated in the future.

We may pay distributions from sources other than our cash flow from operations or funds from operations.

We expect to generate little, if any, cash flow from operations or funds from operations until we make substantial investments. Further, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital, our ability to make distributions may be negatively affected, especially during our early stages of operations. Accordingly, until such time as we are generating operating cash flow or funds from operations, we may determine not to pay distributions or to pay all or a portion of our distributions from sources other than net operating cash flows, such as cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. To the extent we use sources of cash flow other than cash flow from operations or funds from operations to pay distributions, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level.

Further, distributions that exceed cash flow from operations or funds from operations may not be sustainable. If proceeds are used to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors. We currently have no plans regarding when distributions will commence.

We are uncertain of our sources for funding of future capital needs.

Neither we nor our Advisor has any established financing sources. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we will not achieve our investment objectives.

We will establish capital reserves on a property-by-property basis, as we deem appropriate to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty recently experienced by domestic and international financial markets (most visibly within, but not exclusive to, the “subprime” mortgage lending sector of the credit market), liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Although we expect to use leverage with respect to our investments and may undertake subsequent offerings of our capital stock, there can be no guarantee that these sources will be available to use. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor, Its Affiliates and Related Parties

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates and related parties, including the material conflicts discussed below.

Our Advisor, property manager and other entities affiliated with CNL or Macquarie Capital Funds that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our property manager and the executive officers and employees of entities affiliated with CNL or Macquarie Capital Funds, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored, jointly or individually, by CNL or Macquarie Capital Funds, including Macquarie CNL Global Income Trust, Inc., and may have other business interests as well. Our directors, James M. Seneff, Jr. and Matthew S. Banks, also are managers of our Advisor and officers and/or directors of other entities affiliated with our Advisor, including the advisors to other real estate investment programs sponsored, jointly or individually, by CNL or Macquarie Capital Funds, including Macquarie CNL Global Income Trust, Inc. We will have in common with Macquarie CNL Global Income Trust, Inc. the same initial executive officers. Additionally, our Advisor and the advisor to Macquarie CNL Global Income Trust, Inc. will have in common the same initial managers, executive officers and investment committee members. We currently anticipate that our executive officers and the executive officers of our Advisor that are common to both our Advisor, and the advisor of Macquarie CNL Global Income Trust, Inc., will, on average, devote approximately one-third of their time to our business and operations, approximately one-third of their time to the business and operations of Macquarie CNL Global Income Trust, Inc., and the balance of their time will be devoted to other individual or joint real estate programs of CNL and Macquarie Capital Funds, as applicable. It is also intended that the managers of our Advisor (who are not also executive officers of our Advisor) and the investment committee members of our Advisor will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Other real estate investment programs sponsored by CNL or Macquarie Capital Funds use investment strategies that are similar to ours, our Advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL or Macquarie Capital Funds, including Macquarie CNL Global Income Trust, Inc., may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has one public and Macquarie Capital Funds and its affiliates have 13 (three public and ten private), active real estate investment programs with investment strategies similar to ours. In addition, CNL and Macquarie Capital Funds are jointly sponsoring Macquarie CNL Global Income Trust, Inc., a pending real estate investment program. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL or Macquarie Capital Funds and managed by the executive officers and employees of our Advisor or its affiliates that are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. Neither CNL nor Macquarie Capital Funds is required to allocate any prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL or Macquarie Capital Funds. We also may be precluded from certain investment opportunities. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL or Macquarie Capital Funds own properties. If one of such other programs sponsored by CNL or Macquarie Capital Funds attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

Our Advisor and its affiliates, including all of our executive officers and our affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We may pay our Advisor and its affiliates, including its sub-advisors, the managing dealer of the Offering and our property manager, substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and related parties;

•	additional public offerings of equity by us, which entitle CNL Securities Corp., as managing dealer, to fees and our Advisor to increased asset management fees;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions from third parties, which entitle our Advisor to asset management fees;

•

borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor and which entitle our Advisor or its affiliates to receive other acquisition fees in connection with assisting in obtaining financing for assets if approved by our board of directors, including a majority of our independent directors;

•

whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to affiliates of our Advisor to purchase the assets and operations of our Advisor, its affiliates and related parties performing services for us;

•	the listing of, or other liquidity event with respect to, our shares, which may entitle our Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

The fees our Advisor receives in connection with transactions involving the purchase and management of our assets are not necessarily based on the quality of the investment or the quality of the services rendered to us. The basis upon which fees are calculated may influence our Advisor to recommend riskier transactions to us.

None of the agreements with our Advisor, property manager or any other affiliates and related parties were negotiated at arm’s length.

Agreements with our Advisor, property manager or any other affiliates and related parties may contain terms that are not in our best interest and would not otherwise apply if we entered into agreements negotiated at arm’s length with third parties.

Because the managing dealer is an affiliate of our Advisor, investors will not have the benefit of an independent review of us, which is customarily performed in underwritten offerings.

Our managing dealer, CNL Securities Corp., is an affiliate of CNL and will not make an independent review of us or the Offering. Accordingly, unless your participating broker determines to conduct such a review, you will not have the benefit of an independent review of the terms of the Offering.

If we internalize our management functions, your interest in us could be diluted, we could incur other significant costs associated with being self-managed and may not be able to retain or replace key personnel; and we may have increased exposure to litigation as a result of internalizing our management functions.

We may internalize management functions provided by our Advisor, our property manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our property manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in the Offering and could reduce the net income per share and funds from operations per share attributable to your investment.

In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations. We cannot reasonably estimate the amount of fees to our Advisor, property manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, property manager and other affiliates, our net income per share and funds from operations per share would be lower than they otherwise would have been had we not acquired these entities.

Additionally, if we internalize our management functions, we could have difficulty integrating these functions. Currently, the officers and employees of our Advisor, its affiliates and related parties perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring additional costs and divert our management’s attention from effectively managing our properties and overseeing other real estate-related assets.

In recent years, internalization transactions have been the subject of stockholder litigation. Stockholder litigation can be costly and time-consuming, and there can be no assurance that any litigation expenses we might incur would not be significant or that the outcome of litigation would be favorable to us. Any amounts we are required to expend defending any such litigation will reduce the amount of funds available for investment by us in properties or other investments.

Risks Related to Our Business

Our property acquisition strategy involves a high risk of loss.

Our strategy for acquiring properties will focus on acquisitions of commercial properties that we believe may have possibilities for capital appreciation, such as properties requiring repositioning or redevelopment, properties located in markets undergoing positive changes or facing time-sensitive deadlines, properties that require application of a new leasing or management strategy and properties with deferred maintenance needs. These properties are typically riskier than properties located in stable markets or markets that have validated their growth opportunities. There is no assurance that we will be able to select appropriate markets or property types to affect our strategy and there is a risk that our properties would experience declines in value.

We may suffer losses in developing properties, including losses due to environmental and other liabilities, labor disputes, occupational health and safety, cost overruns and other factors. Additionally, properties that we acquire for development may decline in value after our acquisition for reasons specific to the property or the real estate market generally.

The returns we earn on our real estate assets will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.

The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

•	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we will own;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•	changes in supply of, or demand for, similar or competing properties in a geographic area;

•	an inability to acquire and finance properties on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, land use and zoning laws;

•	vacancies or inability to rent space on favorable terms;

•	acts of God, such as earthquakes, floods and hurricanes;

•	inability to collect rents from tenants;

•	discretionary consumer spending and changing consumer tastes; and

•	periods of high interest rates and negative capital market conditions.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our limited partners, if any, in our operating partnership or lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the countries in which we invest, as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located, including:

•	poor economic conditions may result in defaults by tenants of our properties and borrowers under our investments in mortgage, bridge or mezzanine loans;

•	job transfers and layoffs may cause tenant vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

International investments create additional risks.

We anticipate that up to 30% of our investments may be in assets located in jurisdictions outside the United States. Foreign investments are subject to many of the same risks as domestically located properties as well as additional risks such as:

•

governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•	any inbound tax planning may be defeated by changes in foreign tax laws without any offsetting benefit to us or our stockholders;

•	lack of uniform accounting standards (including availability of information prepared in accordance with GAAP);

•	more stringent environmental laws and operational health and safety regulations or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•

high inflation in the countries in which we purchase real estate or make real estate-related investments could increase our expenses and the introduction of governmental actions to curb such inflation, such as price controls, could have unintended and additional adverse consequences to our business;

•

increased risks if we, our Advisor and its affiliates have only limited experience investing in real property or other investments in a specific country where a property has been identified for acquisition; and

•	legal and logistical barriers to enforcing our contractual rights.

We will depend on tenants for the majority of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. If a tenant defaults or declares bankruptcy, we may experience delays in enforcing our rights as a landlord and may be unable to collect sums due under related leases. If a tenant, or a guarantor of a tenant’s lease obligations, is subject to a bankruptcy proceeding, our efforts to collect pre-bankruptcy debts from these entities or their properties may be barred. If a lease is rejected by a tenant in bankruptcy, we may not be entitled to any further payments under the lease. In addition, if a tenant at one of our single-user facilities, which are properties designed or built primarily for a particular tenant or a specific type of use, fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.

Further, with respect to any retail properties we may acquire, we may enter into leases containing co-tenancy provisions. Co-tenancy provisions may allow a tenant to exercise certain rights if, among other things, another tenant fails to open for business, delays its opening or ceases to operate, or if a percentage of the property’s gross leasable space or a particular portion of the property is not leased or subsequently becomes vacant. A tenant exercising co-tenancy rights may be able to abate minimum rent, reduce its share or the amount of its payment of common area operating expenses and property taxes or cancel its lease.

We may be restricted from re-leasing space.

We may be restricted by the terms of certain leases from leasing space to entities that compete with other tenants. Certain leases may restrict the types of tenants or businesses that we may lease to. For example, many retail leases provide tenants the exclusive right to sell certain types of goods or services within the retail center, limiting the number and types of tenants we may lease to within the center. These limits may cause us to spend more time and, potentially, money leasing vacant space or space subject to expiring leases.

Increasing vacancy rates for certain classes of real estate assets resulting from recent disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of assets we acquire in such classes.

We will depend upon tenants for a majority of our revenue from real property investments. Recent disruptions in the financial markets and deteriorating economic conditions have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including office and retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office space and reduced consumer demand for retail products and services, has led to retail business failures or downsizings and reducing demand for retail space. Reduced demand for commercial properties such as retail and office space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we may acquire and such real estate could experience higher levels of vacancy than anticipated at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Our co-venture partners or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures or other co-ownership arrangements with other real estate investment programs sponsored by CNL or Macquarie Capital Funds or with other third parties. We may also purchase and develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer or partner in an investment might become bankrupt;

•	the possibility that a co-venturer or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	the possibility that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	the possibility that we may incur liabilities as the result of an action taken by our partner or co-investor; or

•

the possibility that we may not be able to control the management of such assets and such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

The nature of the activities at certain properties we may acquire will expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that may be uninsurable or not economical to insure, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot assure you that we will be able to fund any uninsured losses.

Our operating results may be negatively affected by potential development and construction delays that result in increased costs and risks, which could diminish the return on your investment.

Investing in properties under development or engaging in renovation or repositioning activities subjects us to uncertainties such as the ability to achieve the desired zoning, environmental concerns of governmental entities or community groups and our builder’s ability to control construction costs or to build in conformity with plans, specifications and timetables. We may have to institute legal action to compel performance, or rescind a purchase contract or construction contract, if a builder fails to perform. Construction delays could give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed or renovated projects. Furthermore, we must rely upon projections of rental income and expenses and estimates of the fair market value of property upon completion of construction when agreeing upon a price to be paid for a property at the time of acquisition of that property. If our projections are inaccurate, we may pay too much for a property.

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, your investment nevertheless is subject to the risks associated with investments in unimproved real property.

We will have to compete to acquire properties with third parties that may be better capitalized than us.

We will compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than us. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We may not be able to purchase properties at prices that allow us to earn returns consistent with our investment objectives, if at all.

Certain types of the properties we may acquire, including office, retail and industrial properties, do not have significant barriers to entry. Consequently, the development of new office, retail and industrial properties could outpace demand. Increased competition for tenants for these types of properties also could require a property to undertake unbudgeted capital improvements or to lower its rental rates in order to obtain or retain tenants.

Failure to succeed in new markets or in new property classes may have adverse consequences on our performance.

We may from time to time commence development activity or make acquisitions outside of property classes that have been the focus of the management of our Advisor. The experience of the management of our Advisor in existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, obtain land for development, identify appropriate acquisition opportunities or hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

Acquiring or attempting to acquire multiple properties in a single transaction may adversely affect our operations.

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, resulting in additional demands on our Advisor and property manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. Dispositions of properties outside of the safe harbor rules under the Internal Revenue Code could cause us to pay a tax equal to the entire gain if the disposition is deemed a prohibited transaction. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

We will not own or control the land in any ground lease properties that we may acquire.

We may acquire property on land owned by a governmental entity or other third party, while we own a leasehold, permit or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, we will have no economic interest in the land or building at the expiration of the ground lease or permit. As a result, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not control the underlying land, the lessor could take certain actions to disrupt our rights in the property or our tenants’ operation of the properties or, in the case of a governmental entity, take the property in an eminent domain proceeding.

We may fail to integrate acquired properties and related personnel.

To grow successfully, our Advisor and property manager must apply their experience to a larger number of properties. In addition, our Advisor’s sub-advisors and our property manager’s sub-property managers must be able to integrate new management and qualified operations personnel as our investments grow in size and complexity. These entities may not be successful in doing so.

If we sell properties by providing financing to purchasers, we will bear the risk of default by the purchaser.

In some instances we may sell a property by providing financing to the purchaser. In doing so, however, we will bear the risk that the purchaser defaults on its obligation. There are no limits or restrictions on our ability to accept purchase money obligations. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or our reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

The costs of compliance with environmental laws and regulations may adversely affect our income and the cash available for distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations (including those of foreign jurisdictions) relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

Environmental laws and regulations also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws and regulations provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability on us or that the environmental condition of our properties will not be affected by the manner in which tenants operate their businesses, the existing condition of the land, operations in the vicinity of the properties such as the presence of underground storage tanks, or the activities of unrelated third parties.

We may incur significant costs to comply with the Americans with Disabilities Act or similar laws.

Our properties will generally be subject to the Americans with Disabilities Act of 1990, as amended (or “Disabilities Act”), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties located in the United States, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to handicapped residents and visitors.

The requirements of the Disabilities Act or the FHAA could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act, the FHAA or similar laws of foreign jurisdictions or place the burden on the seller or other third party, such as a tenant, to ensure compliance with these laws. However, we cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. We may incur significant costs to comply with these laws.

Property tax increases may reduce the income from our properties.

The amount we pay in property taxes may increase from time to time due to rising real estate values and adjustments in assessments. Increases in real estate values or assessment rate adjustments will result in higher taxes. We may not be able to pass these increases on to our tenants.

Any healthcare facilities that we own will be subject to additional federal, state and local laws and regulations.

Healthcare facilities are subject to additional federal, state and local laws and regulations that do not impact other property types. These laws and regulations are subject to frequent changes and, in certain circumstances, may be applied retroactively. The ultimate timing or effect of these changes cannot be predicted. These changes may have a dramatic effect on the entities that operate these facilities and hence their ability to meet their obligations to us. In particular:

•

Many healthcare facilities derive revenue from governmentally-funded reimbursement programs, primarily Medicare and Medicaid. Failure to maintain certification and accreditation in these programs would result in a loss of funding from these programs.

•

Operators of healthcare facilities are subject to regulatory and licensing requirements of federal, state and local authorities and are periodically audited to confirm compliance. Failure to obtain licensure or loss or suspension of licensure would prevent a facility from operating or result in a suspension of reimbursement payments until all licensure issues have been resolved and the necessary licenses obtained or reinstated. If our operators are unable to satisfy current and future certificate of need requirements and are unable to continue operating, our revenues from those facilities could be reduced or eliminated for an extended period of time or permanently.

•

There are various extremely complex and largely uninterpreted federal and state laws governing a wide array of referrals, relationships and arrangements and prohibiting fraud by healthcare providers, including criminal provisions that prohibit filing false claims or making false statements to receive payment or certification under Medicare and Medicaid, or failing to refund overpayments or improper payments. The violation of any of these laws or regulations by an operator may result in the imposition of fines or other penalties that could jeopardize that operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

•

Each year, legislative proposals are introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system, either nationally or at the state level. Regulatory proposals and rules are released on an ongoing basis and may have major impacts on the healthcare system. Any change in the healthcare system that adversely affects operators of healthcare facilities could jeopardize an operator’s ability to make lease or mortgage payments to us or to continue operating its facility.

We will depend on third parties to operate certain facilities.

In order to qualify and maintain qualification as a REIT, there are certain properties that we are not permitted to manage or operate. For example, we will generally not be able to operate any healthcare property or lodging property or participate in the decisions affecting the daily operations of those facilities. Thus, if we acquire any of these property types, we will either lease the property to a third party or enter into an arm’s-length lease with a taxable REIT subsidiary (“TRS”) which will, in turn, retain third parties to operate these properties.

We will not have the authority to dictate how a facility is operated or to direct any particular aspect of a facility’s daily operation. Thus, even if we believe a healthcare or lodging facility is being operated inefficiently, we may not be able to force the management company to change its method of operation. We can only seek legal redress if a management company violates the terms of our management agreement with them. Terminating a management agreement may require us to pay substantial termination fees and could significantly disrupt operations.

Short-term leases may expose us to the effects of declining market rent.

Certain types of the properties we may acquire typically have short-term leases. For example, leases in multi-family apartment communities and student housing properties generally are for a term of one year or less. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

We may be exposed to the annual leasing cycle of student housing properties, changing university admission and housing policies, and other risks inherent in the student housing industry.

Student housing properties must be almost entirely re-leased each year, exposing our operators to increased leasing risk. These facilities are highly dependent on the effectiveness of their marketing and leasing efforts and personnel during the late summer and early fall re-leasing season. Changes in university admission policies can also adversely affect student housing properties, such as requirements that freshman, or other classes of students, live in a university-owned facility, resulting in lower occupancy rates for other facilities. Additionally, many colleges and universities own and operate their own competing on-campus housing, offering better proximity to the campus and on-campus facilities. Colleges and universities can generally avoid real estate taxes and borrow funds at lower interest rates than us, thereby enabling them to offer lower rental rates than competing facilities and negatively impacting our property occupancy or rental rates. Federal and state requirements to publish reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing properties may have an adverse effect on the operations of these types of properties.

Governmental regulation may increase the costs of acquiring and operating properties.

There are various local, state and federal, fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any foreign investments we make will be subject to similar laws in the jurisdictions where they are located. Complying, or failure to comply, with these laws or regulations could increase the cost of acquiring or operating properties.

Further, there can be no assurance that new applications of laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on the properties we owned prior to the change, which could result in us incurring added costs to comply or maintain licenses and permits.

Financing Related Risks

Mortgage indebtedness and other borrowings will increase our business risks.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our articles of incorporation impose limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. Further, we may exceed the limits set forth in our articles if approved by a majority of our independent directors.

In addition to the limitations in our articles of incorporation, our board of directors will adopt a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have ceased raising capital under this or any subsequent primary offering prior to listing, and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable. Principal and interest payments reduce cash that would otherwise be available for other purposes. Further, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure is treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties. In this case, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Instability in the credit market and real estate market could have a material adverse affect on our results of operations, financial condition and ability to pay distributions to you.

We may not be able to obtain financing for investments on terms and conditions acceptable to us, if at all. Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracts at the time of our purchases, or the number of parties seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we pay for these investments.

Rising interest rates negatively affect our ability to acquire properties, pay existing debt obligations and refinance our properties.

We may be unable to refinance or sell properties secured by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates both on refinancing of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

Lenders may require us to comply with restrictive covenants.

In connection with obtaining financing, a lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the applicable property without the prior consent of the lender. Loan documents we enter into may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor or impose other limitations.

To hedge against foreign exchange rate and interest rate fluctuations, we may use derivative financial instruments. Using derivative financial instruments may be costly and ineffective.

We may engage in hedging transactions to manage the risk of changes in interest rates, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. We may use derivative financial instruments for this purpose, secured by our assets and investments. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

Risks Relating to Investments in Real Estate-Related Securities

Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities.

We may invest in real estate-related securities issued by various U.S. and foreign publicly-traded and privately-held real estate companies. Our investments in real estate-related securities will expose us to risks different from those related to owning fee interests in real estate. For example, we will be exposed to the business specific risks impacting a particular entity such as how the entity has funded its assets, the depth and quality of its management team, the entity’s tenant base and property focus, among other things.

Our investments in real estate-related common equity securities will be subject to the general risks of investing in subordinated real estate securities, which may result in losses to us.

Any real estate-related equity securities that we acquire will be unsecured and subordinated to other obligations of the issuer. Investments in real estate-related equity securities are subject to risks of: (i) limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; (ii) substantial market price volatility resulting from changes in prevailing interest rates in the case of traded equity securities; (iii) subordination to the liabilities of the entity; (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to redeem the securities; and (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations.

Real estate market deterioration may reduce the value of any real estate-related securities in which we may invest.

Recently, domestic and international credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the United States and international credit and financial markets as a whole.

If we invest in real estate-related securities, including CMBS, as part of our investment strategy, we will be exposed to the volatility of the credit markets. Turmoil in the credit markets may have a material adverse effect on both the value of our securities portfolio and the availability or cost of any debt used in connection with our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if such investments were actually sold. Further, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse affect on the value of these investments.

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and the uncertainty of foreign laws and markets.

We may purchase real estate-related securities denominated in foreign currencies. Thus, changes in exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments regardless of the performance of the underlying asset. We may not be able to successfully hedge any foreign currency risk and may incur losses on these investments as a result of exchange rate fluctuations.

A portion of any real estate-related securities investments may be illiquid.

Certain of the real estate-related securities that we may purchase will not be registered under applicable securities laws and may be restricted as to sale or other transfer under applicable laws or the governing documents of the issuers of the securities. As a result, our ability to vary our portfolio in response to changes in economic and other conditions would likely be limited.

The commercial mortgage-backed securities in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

The value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.

CMBS are also subject to several risks created through the securitization process. Generally, CMBS are issued classes similar to mortgage loans. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior class. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may prove to be inaccurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating may suggest, all of which may cause the returns on any CMBS investment to be less than anticipated.

We do not have the right to foreclose on commercial mortgage loans underlying CMBS in which we invest since we will not directly own such underlying loans. Accordingly, we must rely on third parties to initiate and execute any foreclosure proceedings upon a default of such mortgage loans.

Non-investment grade CMBS are subject to an increased risk of loss.

We may invest in “non-investment grade” CMBS which have a higher risk of default than investment grade loans. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. If the borrowers in the underlying loans are unable to repay their loans at maturity, our revenues will decrease. If current economic trends impacting the real estate market continue, many borrowers underlying CMBS may have difficulty repaying the principal of their loans at maturity.

Lending Related Risks

The mortgage, bridge and mezzanine loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property. The ability of a borrower to repay a loan secured by a commercial property typically is dependent primarily upon the successful operation of the underlying property, rather than on any independent income or assets of the borrower. A borrower’s net income and, therefore, its ability to pay us, may be affected by a variety of factors, including number and mix of tenants, property management decisions, property location and condition, competition, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

If a borrower defaults under a mortgage, bridge or mezzanine loan we have made, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the loan. In the event of the bankruptcy of a borrower, the loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure on a loan can be an expensive and lengthy process, which could have a substantial negative effect on our anticipated return on the foreclosed loan. If we determine that the sale of a foreclosed property is in our best interest, delays in the sale of such property could negatively impact the price we receive and we may not be receiving any income from the property although we will be required to incur expenses, such as for maintenance costs, insurance costs and property taxes. The longer we are required to hold the property, the greater the potential negative impact on our revenues and results of operations. In addition, any restructuring, workout, foreclosure or other exercise of remedies with respect to loans that we have made or acquired could create income tax costs or make it more difficult for us to qualify as a REIT. If we acquire a property by way of foreclosure or a deed in lieu of foreclosure, we may be subject to a 100% tax on gain from a subsequent resale of that property under the prohibited transaction rules. Alternatively, if we make an election to treat such property as “foreclosure property” under applicable income tax laws, we may avoid the 100% tax on prohibited transactions, but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 35%).

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the entity owning the real property. These types of investments involve a higher degree of risk than loans secured by a first mortgage on income producing real property. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is satisfied. As a result, we may not recover some or all of our investment. Additionally, mezzanine loans may have a higher loan-to-value ratio than traditional mortgage loans, resulting in less equity in the property, which increases our risk of loss of principal. Mezzanine loans also may be particularly illiquid due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio of such loans in response to changes in economic and other conditions may be relatively limited.

Decreases in the value of the property underlying our mortgage loans might decrease the value of our assets.

The mortgage loans in which we plan to invest are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans decreases, our security might be impaired, which might decrease the value of our assets. Since the fourth quarter of 2007, real property values have been declining throughout much of the United States and may continue to decline even after we purchase a loan on terms that we believe accounts for this possibility.

The loans we make or invest in will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the loans in the event we sell the loans.

If we invest in fixed-rate, long-term loans and interest rates increase, the loans could yield a return that is lower than then-current market rates. Conversely, if interest rates decline, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease and if interest rates increase, then the value of loans we own would decrease, which would lower the proceeds we would receive in the event we sell such assets.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to pay distributions to you.

Arnold & Porter LLP has rendered an opinion to us that we will be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, for our taxable year ending December 31, 2010, and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ending December 31, 2010. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Arnold & Porter LLP will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Arnold & Porter LLP’s legal judgment based on the law in effect as of the date of our prospectus. Arnold & Porter LLP’s opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income for that year at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions-paid deduction, but we would no longer be required to pay distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through taxable REIT subsidiaries, each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered prohibited transactions under the Code. Any “inventory-like” sales, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all income that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net income from the sale of such property will be payable as a tax and none of the proceeds from such sale will be distributable by us to our stockholders or available for investment by us.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of the property by a TRS likely would eliminate the danger of the application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of the non-mortgage securities we hold in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

Certain fees paid to us may affect our REIT status.

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.

You may have current tax liability on distributions you elect to reinvest in our common stock.

If you participate in our DRIP, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

If our operating partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.

We intend to maintain the status of our operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, our operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to pay distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

In certain circumstances, we may be subject to federal and state taxes on income as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to the 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets.

Non-U.S. income or other taxes, and a requirement to withhold any non-U.S. taxes, may apply, and, if so, the amount of cash distributions payable to you will be reduced.

We plan to acquire real property or other real estate-related assets located outside the United States and may invest in stock or other securities of entities owning real property or other real estate-related assets located outside the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, trade taxes, value-added taxes, stamp taxes, real property conveyance taxes, withholding taxes and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, we and you will not be eligible to claim a foreign tax credit on our and your U.S. federal income tax returns to offset the income taxes with the taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the United States. Any organizational costs and reporting requirements will increase our administrative expenses. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

If we make foreign investments, we will be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

We expect that up to 30% of our investments in real estate will be located outside of the United States. Such investments are expected to be structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.

We also expect to capitalize our holding companies with debt and equity to reduce foreign income and withholding taxes as appropriate and with consultation with local counsel in each jurisdiction. Such capitalization structures are complex and potentially subject to challenge by foreign and domestic taxing authorities.

We may use certain holding structures for our non-U.S. investments to accommodate the needs of one class of investors which reduce the after-tax returns to other classes of investors. For example, if we interpose an entity treated as a corporation for U.S. tax purposes in our chain of ownership with respect to any particular investment, U.S. tax-exempt investors will generally benefit as such investment will no longer generate unrelated business taxable income.

Foreign investments are subject to changes in foreign tax or other laws. Any such law changes may require us to modify or abandon a particular holding structure. Such changes may also lead to higher tax rates on our foreign investments than we anticipated, regardless of structuring modifications. Additionally, U.S. tax laws with respect to foreign investments are subject to change, and such changes could negatively impact our returns from any particular investment.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. Except to the extent permitted by the Code and Treasury Regulations, any income we derive from a hedging transaction which is clearly identified as such as specified in the Code, including gain from the sale or disposition of such a transaction, will not constitute gross income for purposes of the 75% and 95% gross income tests, and therefore will be exempt from these tests, but only to the extent that the transaction hedges (i) indebtedness incurred or to be incurred by us to acquire or carry real estate assets or (ii) currency fluctuations with respect to any item of income that would qualify under the 75% or 95% gross income tests. To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the gross income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Legislative or regulatory action could adversely affect us.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. You also should note that our counsel’s tax opinion is based upon our representations and existing law and Treasury Regulations, applicable as of the date of its opinion, all of which are subject to change, either prospectively or retroactively.

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes affected by that legislation generally reduced the tax rate on dividends paid by corporations to individuals, trusts and estates to a maximum of 15% prior to 2011. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” typically imposed on other corporations.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our articles of incorporation provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

Equity participation in mortgage, bridge, mezzanine or other loans may result in taxable income and gains from these properties that could adversely impact our REIT status.

If we participate under a loan in any appreciation of the properties securing the mortgage loan or its cash flow and the Internal Revenue Service characterizes this participation as “equity” or as a “shared appreciation mortgage,” we might have to recognize income, gains and other items from the property as if an equity investor for federal income tax purposes. This could affect our ability to qualify as a REIT.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Risks Related to Our Organizational Structure

You will be limited in your right to bring claims against our officers and directors.

Our articles of incorporation provide that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct and without negligence or misconduct on the part of our officers and non-independent directors, our Advisor or affiliates and without gross negligence or willful misconduct by our independent directors. In addition, our articles of incorporation provide that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary or other damages. Our articles of incorporation also provide that, with the approval of our board of directors, we may indemnify our employees and agents for losses they may incur by reason of their service in such capacities so long as they satisfy these requirements. We will enter into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

The limit on the percentage of shares of our stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our articles of incorporation restrict the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of our equity stock (which includes common stock and any preferred stock we may issue). This restriction may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and stockholders and may also decrease your ability to sell your shares of our common stock.

Investors in the Offering will not have preemptive rights.

Investors in the Offering do not have preemptive rights to any shares we may issue in the future. We may issue, without stockholder approval, one or more classes of preferred stock or additional shares of common stock. These issuances may reduce the value of the shares purchased by investors in the Offering. Our board of directors may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. Payment of any distribution preferences of outstanding preferred stock we issue would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders which may reduce the amount available to common stockholders. In addition, under certain circumstances, the issuance of preferred stock or additional shares of common stock may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; or

•	the removal of incumbent management, including our Advisor and property manager.

Our UPREIT structure may result in potential conflicts of interest with limited partners other than us, if any, in our operating partnership whose interests may not be aligned with those of our stockholders.

Limited partners other than us, if any, in our operating partnership will have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of other limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

None.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Item 4.	RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our DRIP. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

Holders

As of March 10, 2010, we had received subscriptions for 69,200 shares of our common stock, which subscriptions are being held in escrow with UMB Bank, N.A. until such time as subscriptions to purchase $2,000,000 in shares (200,000 shares) have been received and accepted by us.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. Once our board of directors has begun to declare distributions, we intend to declare distributions daily and pay distributions to our stockholders on a quarterly basis provided that our board of directors determines we have, or anticipate having, sufficient cash available to do so. The amount or basis of distributions declared to our stockholders will be determined by our board of directors and is dependent upon a number of factors, including expected and actual net cash flow from operations or funds from operations (“FFO”) for the year, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of qualifying as a REIT for U.S. federal income tax purposes, the actual operating results of each month, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions.

We are required to distribute at least 90% of our federal taxable income to qualify as a REIT, and maintain our REIT qualification, for tax purposes. We expect to have little, if any, cash flow from operations or FFO available for distribution until we make substantial investments. Therefore, until such time as we have sufficient cash flow from operations or FFO to fund fully the payment of distributions therefrom, some or all of our distributions may be paid from other sources, such as from cash flows generated by financing activities, a component of which includes borrowings, whether secured by our assets or unsecured, and the proceeds of the Offering. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. Our Advisor, its affiliates or related parties also may advance cash to us or waive asset management fees to provide us with additional cash, although they are not required to do so. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income and cash flow earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period. See “Item 1A. Risk Factors — Company Related Risks.” There can be no assurance that we will be able to achieve expected cash flows necessary to pay distributions or maintain distributions at any particular level, or that distributions will increase over time.

We are not prohibited from distributing our own securities in lieu of making cash distributions to stockholders. We may issue securities as stock dividends in the future.

Recent Sales of Unregistered Securities

In connection with our formation in December 2008, our Advisor acquired 24,010 shares of our common stock in consideration of a cash payment of $200,000 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. In June 2009, we canceled the original shares issued and replaced them with 22,222 shares of our common stock. The price per share in effect paid by our Advisor was lower than the price stockholders will pay, but is approximately the same as the net proceeds we will receive from the sale of a share under the Offering at $10.00 to which certain commissions and fees would otherwise apply. There have been no other sales of unregistered securities in the past three years.

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement on Form S-11 (File No. 333-156479), covering a public offering of up to 150,000,000 shares of common stock, was declared effective under the Securities Act of 1933. The Offering subsequently commenced and is ongoing. The Offering will terminate on October 9, 2010 if we have not received and accepted subscriptions for a minimum of $2,000,000 of shares. Any funds received (including interest, if any, and without deductions for fees or expenses) will promptly be returned to subscribers. If we have received and accepted subscriptions for the minimum of $2,000,000 of shares by October 9, 2010, then the Offering will terminate on or before October 9, 2011, unless extended by our board of directors.

We are offering a maximum of 146,250,000 shares in our primary offering at an offering price of $10.00 per share with discounts available to certain categories of purchasers. The 3,750,000 shares offered under the DRIP are initially being offered at an offering price of $9.50 per share. CNL Securities Corp., an affiliate of our Advisor, is the managing dealer of our Offering. As of December 31, 2009, we had 22,222 shares of our common stock outstanding, all of which were owned by our Advisor, and had received subscriptions for 16,450 shares of our common stock under our Offering that were being held in escrow. Subscription proceeds are placed in an account held by the escrow agent, UMB Bank, N.A., until such time as subscriptions to purchase $2,000,000 in shares of our common stock have been received and accepted by us.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if we elect to redeem shares, some or all of the proceeds from the sale of shares under our DRIP attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

•

redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest.

Item 6.	SELECTED FINANCIAL DATA

As of December 31, 2009, we are a development stage company and have not yet commenced material operations or entered into any arrangements to acquire any specific investments.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Outlook

Beginning in 2008, the global and U.S. economies have deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as companies across most industries. There remains a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the short and long-term impact of these events will be on the global and U.S. economies and individual businesses. Additionally, no one can project when conditions will begin to improve. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. While we remain cautious about the impact of these events, we are optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

Overview

We are a newly organized Maryland corporation incorporated on December 12, 2008 that intends to elect to be taxed as a REIT for U.S. federal income tax purposes. We intend to invest in and operate growth-oriented commercial real estate and real estate-related assets. We may invest in a wide range of sectors including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. These properties may be existing, income-producing properties, newly constructed properties or properties under development or construction. We will focus on acquiring properties with possibilities for capital appreciation, including those located in a country or market undergoing positive demographic, political or structural changes which are expected to benefit real estate investments during our projected holding period. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. We also may invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We initially anticipate that up to 30% of our assets may be located outside the United States. The net proceeds from the Offering (“Net Offering Proceeds”) will provide funds to enable us to purchase properties and other real estate-related investments. The number of assets we acquire will depend upon the number of shares sold in the Offering and the resulting amount of the Net Offering Proceeds available for investment in properties. See “Item 1A. Risk Factors — Risks Related to an Investment in CNL Macquarie Global Growth Trust, Inc.”

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT, beginning with the taxable year ending December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that will enable us to qualify as a REIT for federal income tax purposes.

The following discussion and analysis should be read in conjunction with the accompanying consolidated balance sheet and the notes thereto.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they will involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Recently issued accounting pronouncements may affect the way we would currently account for certain transactions and/or derive certain estimates. For additional information, see “Recent Accounting Pronouncements.”

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities (“VIEs”) in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits will be eliminated in consolidation. The determination of whether the Company is the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including in-place lease origination costs and above or below market lease values, assumed liabilities, and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

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

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery within a reasonable period of time up to or beyond the cost of the investments.

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

Real Estate Impairments

For real estate we wholly own or consolidate, our management will monitor events and changes in circumstances that may indicate that the carrying amounts of the real estate assets may have diminished and not be recoverable. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted operating cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value less costs to dispose.

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

Results of Operations

As of December 31, 2009, we have not commenced material operations and we are in our development stage. Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties and real estate-related investments, other than those referred to in this report.

Liquidity and Capital Resources

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness. Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from the Net Offering Proceeds and from financings.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make distributions may be negatively impacted, especially during our early periods of operation. There may be a delay between the sale of our shares and the purchase of properties or other investments, which could result in a delay in our ability to make distributions to our stockholders. Therefore, we may determine not to pay distributions or to pay some or all of our distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether secured by our assets or unsecured. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to between 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We intend to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time. We do not have distributable earnings in 2009.

We, through the subsidiaries of our operating partnership formed to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

Our Advisor may, but is not required to, establish capital reserves from gross proceeds out of cash flow generated by operating properties and other investments or out of non-liquidating net sales proceeds from the sale of our properties and other investments. Capital reserves are typically utilized for non-operating expenses such as tenant improvements, leasing commissions and major capital expenditures. Alternatively, a lender may require its own formula for escrow of capital reserves.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Contractual Obligations

We had no contractual obligations as of December 31, 2009.

Election as a REIT

We intend to qualify as a REIT commencing with the taxable year ending December 31, 2010. In order to be taxed as a REIT, we will be subject to a number of organizational and operational requirements, including the requirement to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income. If we qualify for taxation as a REIT, we generally will not be subject to U.S. Federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain foreign, state and local taxes on our income and property, federal income and excise taxes on our undistributed income.

If we fail to qualify as a REIT for any reason in a taxable year and applicable relief provisions do not apply, then we will be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. We will not be able to deduct dividends paid to our stockholders in any year in which we fail to qualify as a REIT. In this situation, to the extent of current and accumulated earnings and profits, all dividends to our U.S. stockholders that are individuals, trusts or estates will generally be taxable at capital gains rates (through 2010), and, subject to limitations of the Code, corporate distributees may be eligible for the dividends received deduction. We also will be disqualified for the four taxable years following the year during which qualification was lost unless we are entitled to relief under specific statutory provisions. It is not possible to state whether we would be entitled to this statutory relief.

Prior to our REIT election, we are subject to corporate federal and state income taxes. As of December 31, 2009, we had no operating results subject to taxation.

Related-Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related-party transactions, agreements and fees.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued the FASB Accounting Standards Codification (the “Codification”). The Codification establishes the exclusive authoritative reference for GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification has superseded all existing accounting and reporting standards except as issued by the SEC. The Codification applies to financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and does not have an effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of VIEs. The amendments include: (i) the elimination of the exemption from consolidation for qualifying special purpose entities; (ii) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (a) the power to control the most significant activities of the VIE and (b) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE; and (iii) the requirement to continually reassess who should consolidate a VIE. This amendment is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We currently have no VIEs but expect the new guidance to be applicable to future acquisitions.

Off Balance Sheet Arrangements

As of December 31, 2009, we had no off balance sheet arrangements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009, we were in the development stage and had not commenced principal operations. Once we commence our principal operations and begin to make investments we may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other investments. We may also be exposed to foreign currency exchange rate movements as the result of investing outside of the U.S.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED BALANCE SHEETS

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

Page
Report of Independent Registered Certified Public Accounting Firm	45

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	46

Consolidated Statements of Stockholder’s Equity for the Year ended December 31, 2009 and for the period from December 12, 2008 (date of inception) through December 31, 2008	47

Notes to Consolidated Balance Sheets	48

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholder:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of stockholder’s equity present fairly, in all material respects, the financial position of CNL Macquarie Global Growth Trust, Inc. and its subsidiaries (a development stage company) as of December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 18, 2010

Orlando, Florida

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS

Cash and cash equivalents	$199,621	$200,200
Restricted cash	164,500	—
Due from related party	379	—

Total assets	$364,500	$200,200

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to related party	$—	$200
Escrowed investor proceeds	164,500	—

Total liabilities	164,500	200

Commitments and contingencies (Note 2)

Stockholder’s equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares at December 31, 2009	—	—
Common stock, $0.01 par value per share 1,120,000,000 and 7,000,000 shares authorized, respectively, 22,222 and 24,010 shares issued and outstanding, respectively	222	240
Additional paid-in capital	199,778	199,760

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$364,500	$200,200

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Total

Balance at December 12, 2008	—	$—	$—	$—
Cash received from sale of common stock to CNL Macquarie Global
Growth Advisors, LLC	24,010	240	199,760	200,000

Balance at December 31, 2008	24,010	240	199,760	200,000

Cancelation of original issuance of common stock (Note 1)	(24,010)	(240)	(199,760)	(200,000)

Reissuance of common stock	22,222	222	199,778	200,000

Balance at December 31, 2009	22,222	$222	$199,778	$200,000

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

Business

CNL Macquarie Global Growth Trust, Inc. (the “Company”), was organized in Maryland on December 12, 2008 and intends to qualify as a real estate investment trust for U.S. Federal income tax purposes commencing with its taxable year ending December 31, 2010. The Company intends to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The Company will principally focus on acquiring commercial properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what the Company believes is positive demographic, political or structural changes which are expected to benefit real estate during the projected holding period. The Company may also purchase properties facing time-sensitive deadlines that the Company believes would benefit from a new leasing or management strategy and properties with deferred maintenance needs. The Company may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. Further, the Company may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. The Company may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. The Company initially anticipates that up to 30% of its assets may be located outside the United States.

The Company plans to own substantially all of its assets and conduct its operations through CNL Macquarie Growth, LP (the “Operating Partnership”), a Delaware limited partnership. The Company currently owns all of the general and limited partnership interests in the Operating Partnership.

The Company’s Advisor, and sole stockholder, is CNL Macquarie Global Growth Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture formed between affiliates of CNL Financial Group, LLC (“CNL”) and Macquarie Capital Funds Inc. (“Macquarie Capital Funds”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company. The Advisor has entered into sub-advisory agreements with each of CNL Global Growth Advisors, LLC, an affiliate of CNL, and Macquarie Global Growth Advisors LLC, an affiliate of Macquarie Capital Funds, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement. Affiliates of CNL own a 62.5% managing equity interest in the Company’s Advisor and a 36.5% non-managing interest for a combined 99% of the equity interests. An affiliate of Macquarie Capital Funds owns a 1% managing equity interest and has agreed to purchase the 36.5% non-managing equity interest from an affiliate of CNL under certain conditions. Notwithstanding the equity ownership in the Advisor, CNL and Macquarie Capital Funds each beneficially own 50% of our Advisor and share equal control over our Advisor through their respective affiliates. For additional information see “Note 4. Related Party Arrangements”.

The Company is in the development stage and has not begun operations.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Organization

Upon formation, the Advisor acquired 24,010 shares of the Company’s common stock for $200,000. On June 17, 2009, the Company canceled the original 24,010 shares issued to the Advisor and replaced them with an issuance of 22,222 shares of the Company’s common stock. These were all of the shares that were issued and outstanding as of December 31, 2009.

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

The SEC declared the Company’s Registration Statement effective on October 9, 2009, and the Company commenced the Offering. As of December 31, 2009, the Company had received subscriptions for 16,450 shares of our common stock under our Offering that were being held in escrow. Subscription proceeds are placed in an escrow account held by the escrow agent, UMB Bank, N.A., until such time as subscriptions to purchase $2,000,000 in shares (200,000 shares) of the Company’s common stock have been received and accepted by the Company. If the Company has not received and accepted subscriptions for the minimum of $2,000,000 in shares, the Offering will terminate on October 9, 2010 and any funds received (including interest, if any, and without deductions for fees or expenses) will promptly be returned to subscribers.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its general partner, CNL Macquarie Growth GP, LLC. All intercompany profits, balances and transactions are eliminated in consolidation.

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

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash are escrowed investor proceeds of $164,500 for which shares of common stock had not been issued as of December 31, 2009.

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

Organizational and offering expenses are not accrued in the Company’s balance sheet because these costs do not become an obligation of the Company until subscriptions for the minimum offering of $2,000,000 of shares of common stock are received and accepted by the Company, under the terms of the Offering. Organizational and offering expenses incurred by the Advisor as of December 31, 2009 and December 31, 2008, were approximately $2.8 million and $2.2 million, respectively. The Company will pay or reimburse the Advisor, its affiliates and related parties, for all organizational and offering expenses incurred on its behalf up to 15% of gross proceeds of the Offering. When recorded by the Company, organizational costs relating to the formation of the Company will be expensed as incurred, and offering costs will be deferred and reported as a reduction of stockholder’s equity.

Concentration of Credit Risk

At December 31, 2009 and 2008, the Company had no cash on deposit in excess of federally insured levels. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code commencing with its taxable year ending December 31, 2010. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. Federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. Federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. Federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. As of December 31, 2009, the Company had no operating results subject to taxation.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Stockholder’s Equity

Capitalization

At December 31, 2008, the Company was authorized to issue a total of 7,000,000 shares of common stock. On September 16, 2009, the Company amended its articles of incorporation to authorize the issuance of 1,320,000,000 shares of capital stock consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value per share.

Distribution Reinvestment Plan and Automatic Purchase Plan

The Company has adopted a distribution reinvestment plan that will allow its stockholders to have the full amount of their distributions reinvested in additional shares that may be available. The Company has designated 2.5% of the shares in the Offering as shares issuable pursuant to its distribution reinvestment plan for this purpose. Such shares will be offered at a 5% discount from the price of shares offered in the Company’s primary offering.

The Company also has adopted an automatic purchase plan that allows its stockholders to make cash investments of $25 per month or $75 per quarter, or more, in additional shares of our common stock through automatic debits to their checking, savings or other bank account. Automatic debits under this plan will not commence until the Company receives subscriptions for $2 million of shares of its common stock in the Offering and conduct a closing. After a stockholder’s initial purchase of shares, they may elect to purchase additional shares of the Company’s common stock through this plan. Alabama, Nebraska and Ohio residents are not eligible to participate in the automatic purchase plan.

Redemption Plan

The Company has adopted a redemption plan that allows its stockholders who hold shares for at least one year to request that the Company redeem between 25% and 100% of their shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the number of shares redeemed in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if the Company elects to redeem shares, some or all of the proceeds from the sale of shares under its distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, the Company may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of the Company’s common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•

redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in the Company’s best interest.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income to its stockholders. The Company expects to generate little, if any, cash flow or funds from operations available for distribution until it makes substantial investments. Therefore, until such time as there is sufficient cash flow or funds from operations, the Company may decide to not pay distributions or to fund all or a portion of the payment of distributions from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities, a component of which includes borrowings and the proceeds of the Offering. The Advisor, its affiliates or related parties may also advance cash to the Company or waive asset management fees or other fees in order for the Company to have cash to pay distributions in excess of available cash flow or funds from operations.

Once the Company begins paying distributions, it intends to declare them daily and pay them on a quarterly basis to its stockholders. The Company’s board of directors will determine the amount of each distribution. The amount of each distribution generally will be based upon such factors as the amount of cash available for distribution, current and projected cash requirements, tax considerations and other factors. Because of the effect of other items, including depreciation and amortization associated with real estate investments, distributions, in whole or in part, in any period may constitute a return of capital for federal income tax purposes.

4.	Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of December 31, 2009, the Company had not received the required minimum proceeds of $2,000,000 from the Offering, had not accepted investors, and had not purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, acquisitions, management or sales of assets.

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

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendments include: (1) the elimination of the exemption from consolidation for qualifying special purpose entities, (2) a new approach for determining the primary beneficiary of a VIE, which requires that the primary beneficiary have both (i) the power to control the most significant activities of the VIE and (ii) either the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE, and (3) the requirement to continually reassess who should consolidate a VIE. This amendment is effective for the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company currently has no VIEs but expects the new guidance could have an impact on future acquisitions.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

6.	Subsequent Events

As of March 10, 2010, we had received subscriptions for 69,200 shares of our common stock, which subscriptions are being held in escrow with UMB Bank, N.A. until such time as subscriptions to purchase $2,000,000 in shares (200,000 shares) have been received and accepted by us.

No other adjusting or significant non-adjusting events have occurred between December 31, 2009 and the date of authorization.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the period ended December 31, 2009.

Item 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officers, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officers, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

On November 25, 2009, there was a special stockholder’s meeting of our sole stockholder who voted in favor of amending our Articles of Amendment and Restatement, as amended (“articles of incorporation”). The amendments included the removal of certain pre-effective qualifications in Section 2.1 and Section 2.5 of the articles of incorporation since such pre-effective qualifications were no longer applicable upon the effectiveness of our registration statement. The amendments also added a provision to Subsection 8.8(i) to the articles of incorporation indicating that the suitability standards applicable to individual investors also apply to investments made through fiduciary accounts.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office for one year from the date of his or her election, until the next annual meeting of stockholders and until his or her successor has been elected and has qualified. Directors may be elected to an unlimited number of successive terms. Our current directors and officers are as follows:

Name	Age*	Position(s)
James M. Seneff, Jr.	63	Chairman of the Board and Director
Matthew S. Banks	48	Director
John David (“JD”) Alexander	50	Independent Director
Stephen P. Elker	58	Independent Director
Mary Lou Fiala	58	Independent Director
Robert A. Bourne	62	Chief Executive Officer
Curtis B. McWilliams	54	President
Steven D. Shackelford	46	Chief Financial Officer and Secretary
Kimberly J. Ledford	32	Senior Vice President
Mark D. Mullen	38	Senior Vice President

*	As of January 1, 2010

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as the chairman of our board since our inception in December 2008 and of the board of managers of our Advisor since its inception in December 2008. Mr. Seneff also serves as chairman of the board and a director of Macquarie CNL Global Income Trust, Inc., a newly formed corporation that intends to operate as a REIT, and serves as a manager of its advisor, Macquarie CNL Global Income Advisors, LLC. He is the sole stockholder of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of various CNL Holdings’ subsidiaries, including, as chairman (1988 to present), chief executive officer (1995 to present) and president (1980 to 1995) of CNL, a diversified real estate company. Mr. Seneff serves or has served in similar capacities for a number of CNL Holdings’ affiliates, including: CNL Lifestyle Properties, Inc., a public, unlisted REIT (1997 to 2007), and its advisor, CNL Lifestyle Company, LLC (2003 to present); CNL Hotels & Resorts, Inc., a public, unlisted REIT, and its advisor, CNL Hospitality Corp. (1997 to 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, unlisted REIT, and its advisor, CNL Retirement Corp. (1997 to 2006); CNL Restaurant Properties, Inc. (“CNLRP”), a public, unlisted REIT, and its advisor, (1994 to 2005); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to 2007); CNL Securities Corp., the Managing Dealer of this offering (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff is also the chairman and a principal stockholder of CNL Bancshares Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his degree in business administration from Florida State University.

Matthew S. Banks. Director. Mr. Banks has served as a director since our inception in December 2008 and as a manager of our Advisor since its inception in December 2008. Mr. Banks also serves as a director of Macquarie CNL Global Income Trust, Inc., a newly formed corporation that intends to operate as a REIT, and serves as chairman of the board and a manager of its advisor, Macquarie CNL Global Income Advisors, LLC. He is currently an executive director of the Macquarie Group and is head of Macquarie Bank Limited’s Real Estate Banking Division which manages real estate projects and investments located in Australia, Asia, South Africa, North America and Europe as well as being responsible for the procurement, underwriting and management of real estate loans for clients in real estate projects across all major real estate sectors. Mr. Banks joined Macquarie Group Limited in November 2001 as an executive director within the Macquarie Real Estate Group (now part of Macquarie Capital Funds) and has led various business divisions during a period of global expansion for Macquarie Group Limited. From April 2007 to December 2008, Mr. Banks was co-head of Macquarie Real Estate Group’s Real Estate Capital division. Mr. Banks is also a director of Macquarie Bank Limited’s associate, MGPA, which has a global real estate investment platform. Mr. Banks commenced his property career in 1984 and was previously with Lend Lease Corporation, holding chief executive officer roles for the property businesses in Australia and the United States. He holds a Bachelor of Architecture (Hons) from the University of Melbourne.

John David (“JD”) Alexander. Independent Director. Mr. Alexander joined our board as an independent member in August 2009. Since January 2008, Mr. Alexander has been a director of Alico, Inc., a publicly-traded, land management company based in Florida that is also involved in a variety of agribusiness pursuits. Mr. Alexander is the chairman and president/chief executive officer of Atlantic Blue Group, Inc., a real estate management, acquisition, and development company. Atlantic Blue Group, Inc. is the majority stockholder in Alico, Inc., a publicly traded land management company based in Florida that is also involved in a variety of agribusiness pursuits. Since January 2008, Mr. Alexander has been a director of Alico, Inc. and previously served as a director of Alico, Inc. from 2004 through April 2005. He served as a co-venturer of Scenic Highland Groves (1996 to 2007), director and president of Lipphardt Advertising, Inc. (1985 to 2002) and previously worked for Alico, Inc. as vice president citrus (1987 to 1997). Mr. Alexander serves as a Florida state senator (2002 to present) including as majority whip (2004-2006) and previously served as a Florida state representative (1998 to 2002). He currently chairs the Policy & Steering Committee on Ways and Means and the Ethics and Elections Committee, while also serving on several other committees. Mr. Alexander was also appointed by Governor Bush to serve as a member of the Florida’s Growth Management Study Commission and the Florida Property and Casualty Insurance Reform Committee. Mr. Alexander earned his bachelor of science from the University of Florida.

Stephen P. Elker. Independent Director. Mr. Elker joined our board as an independent member in August 2009. Until July 2009, Mr. Elker spent over 36 years with KPMG LLP, the U.S. Member firm of KPMG International, beginning in its Washington D.C. office, and then with offices in Rochester, New York and Orlando, Florida. In 1999, Mr. Elker was appointed as managing partner of the Orlando office and has served as partner in charge of the Florida business tax practice since 2001. His responsibilities included providing tax consulting and compliance services for clients in industries including real estate, hospitality and consumer markets. Mr. Elker’s experience extends to advising multinational clients, both U.S. and foreign based, on mergers, acquisitions, divestitures, international taxation, and cross-border real estate transactions. Mr. Elker earned his bachelor of science in business administration degree from Georgetown University. Mr. Elker is a certified public accountant in the states of Florida and New York.

Mary Lou Fiala. Independent Director. Ms. Fiala joined our board as an independent member in August 2009. She is also on the board of directors of Regency Centers Corporation, a publicly traded REIT specializing in developing, owning and operating grocery-anchored shopping centers located throughout the United States. Ms. Fiala has been Regency’s chief operating officer since January 1999, a director since 1997, vice chairman since 1998, and served as its president from January 1999 to February 2009. Prior to joining Regency, from March 1997 to January 1999, she served as managing director of Security Capital Global Strategic Group Incorporated, where she was responsible for the development of operating systems for the firm’s retail-related initiatives. From 1976 to 1994, Ms. Fiala held various merchandising and store operations positions with predecessors to Macy’s and Federated Department Stores. Following the 1994 merger of Macy’s East with Federated, Ms. Fiala was senior vice president and director of stores, New England until her departure in March 1997. Ms. Fiala has served as a director, and as a member of the audit and compensation committees of Build-A-Bear Workshop, Inc., since January 2005. She advises the real estate committee of Build-A-Bear Workshop, Inc. which operates stores worldwide. Since 2007, Ms. Fiala has served on the board of directors of Flat Out Crazy, LLC which owns and operates two Asian restaurant chains. Ms. Fiala serves on the executive committee of the board of trustees for the International Council of Shopping Centers where she works with real estate companies, owners and developers worldwide. Ms. Fiala earned a bachelor of science degree from Miami University.

Robert A. Bourne. Chief Executive Officer. Mr. Bourne has served as our chief executive officer since our inception in December 2008 and as chief executive officer and a manager of our Advisor since its inception in December 2008. Mr. Bourne also serves as chief executive officer of Macquarie CNL Global Income Trust, Inc., a newly formed corporation that intends to operate as a REIT, and serves as chief executive officer and a manager of its advisor. He has served in various executive capacities of CNL since 1984 and also serves or has served in a number of executive capacities for a number of CNL Holdings’ affiliates, including: CNL Lifestyle Properties, Inc. and its advisor (2003 to present); CNL Hotels & Resorts, Inc. (1997 to 2007), and its advisor (1997 to 2006); CNL Retirement Properties, Inc. and its advisor (1997 to 2006); Trustreet (2005-2007); CNLRP and its advisor (1994 to

2005); National Retail Properties (1996 to 2005); CNL Capital Markets Corp. (2000 to present); and CNL Securities Corp. (1979 to present). Mr. Bourne also serves as vice chairman of the board of CNLBancshares, Inc. (1999 to present) and served as a director of Trustreet (2005 to 2007). Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants (1971 through 1978), where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University with a B.A. in accounting, with honors.

Curtis B. McWilliams. President. Mr. McWilliams has served as our president since inception in December 2008 and as president and a manager of our Advisor since inception in December 2008. Mr. McWilliams also serves as president of Macquarie CNL Global Income Trust, Inc., a newly formed corporation that intends to operate as a REIT, and serves as a manager and president of its advisor. In addition, he serves as the chief executive officer and president of CNL Real Estate Advisors Company. Previously, Mr. McWilliams served as president and chief executive officer of Trustreet. Mr. McWilliams also was a member of Trustreet’s board of directors. Prior to its recent acquisition by General Electric’s Franchise Finance business unit, Trustreet was the largest provider of triple-net lease financing to the restaurant industry and the largest publicly traded restaurant REIT in the United States. Trustreet was formed in 2005 from the merger of U.S. Restaurant Properties, Inc., CNLRP and 18 public real estate limited partnerships. Prior to the formation of Trustreet, Mr. McWilliams served as president and chief executive officer for CNLRP. He also served as president and chief executive officer of CNL Restaurant Capital Corp. Mr. McWilliams joined CNL in April 1997. Previously, Mr. McWilliams was with Merrill Lynch for more than 13 years. He spent the majority of his career with Merrill Lynch in the Investment Banking Division, where he served as managing director in the Corporate Banking Group. Prior to leaving Merrill Lynch, Mr. McWilliams served as the chairman of Private Advisory Services, Merrill Lynch’s high net worth brokerage business. Mr. McWilliams received his B.S.E. in chemical engineering from Princeton University and his M.B.A., with a concentration in finance, from the University of Chicago.

Steven D. Shackelford. Chief Financial Officer and Secretary. Mr. Shackelford has served as our chief financial officer and secretary since inception in December 2008 and as chief financial officer and secretary of our Advisor since inception in December 2008. Mr. Shackelford also serves as chief financial officer and secretary of Macquarie CNL Global Income Trust, Inc., a newly formed corporation that intends to operate as a REIT, and serves as chief financial officer and secretary of its advisor. Mr. Shackelford joined CNL Real Estate Advisors Company, an affiliate of CNL, in February 2007, as chief financial officer and chief operating officer. Previously, Mr. Shackelford served as chief financial officer, executive vice president, chief operating officer and secretary of Trustreet from February 2005 to February 2007. Before joining Trustreet, Mr. Shackelford served as executive vice president and chief operating officer of CNLRP. He joined CNLRP in September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital by gaining access to capital markets located in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was a member of the audit staff and a senior accountant from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received his undergraduate degree in accounting and an M.B.A. from Florida State University. He is a certified public accountant.

Kimberly J. Ledford. Senior Vice President. Ms. Ledford has served as a senior vice president since our inception in December 2008 and as a senior vice president of our Advisor since its inception in December 2008. Ms. Ledford also serves as a senior vice president of Macquarie CNL Global Income Trust, Inc., a newly formed corporation that intends to operate as a REIT, and serves as a senior vice president of its advisor. Ms. Ledford joined Macquarie Group Limited in January 2004. She is currently a vice president in Macquarie Capital Funds. Ms. Ledford has previously been responsible for real estate product operations for Macquarie Real Estate Group (now part of Macquarie Capital Funds) in North America, where she was actively involved in establishing operational framework and managing ongoing operations for real estate fund products and joint ventures. Prior to joining Macquarie Real Estate Group in February 2005, she worked for Macquarie Margin Lending Group in Sydney from January 2004 through August 2004. Ms. Ledford has eight years of experience in financial services. Other prior positions include portfolio accountant at Prudential Real Estate Investors and senior auditor at KPMG, both in Atlanta. Ms. Ledford earned a master of accountancy and graduated summa cum laude with a B.S. in business administration specializing in accountancy from Auburn University in Auburn, Alabama. Ms. Ledford is a certified public accountant.

Mark D. Mullen. Senior Vice President. Mr. Mullen has served as a senior vice president since our inception in December 2008 and a manager and a senior vice president of our Advisor since its inception in December 2008. Mr. Mullen also serves as a senior vice president of Macquarie CNL Global Income Trust, Inc., a newly formed corporation that intends to operate as a REIT, and serves as a manager, chief investment officer and a senior vice president of its advisor. Mr. Mullen is a managing director of Macquarie Capital Funds. He is currently responsible for managing Macquarie’s responsibilities relating to the operation of our Advisor. Between July 2005 and December 2008, Mr. Mullen was responsible for real estate principal investments and advisory services for the Macquarie Real Estate Group (now part of Macquarie Capital Funds) in North and South America. In this role, he supervised real estate acquisitions, the creation of new joint ventures and the development of new real estate fund products for the group. Mr. Mullen also has a broad background in analyzing and investing in publicly traded equity securities with the Macquarie Funds Management Group from prior positions, which have included being the head of UK Enhanced Equities from October 2001 to October 2004 and head of Australian Small Companies from October 2004 to May 2005. Mr. Mullen joined Macquarie in 1993. He has over 15 years of investment experience in both the public and private markets across the United States, United Kingdom and Australia. Mr. Mullen has a masters of commerce from the University of New South Wales, a bachelors of commerce from the University of New South Wales and has earned the right to use the Chartered Financial Analyst designation.

Corporate Governance

Board Leadership Structure

Currently none of our executive officers serve as members of our board of directors. Our five-member board of directors is comprised of a representative from each of our two sponsors and three independent directors. We believe this structure is appropriate for the Company because it allows our executive officers to focus on the management of the Company while providing for effective oversight by the board of directors, the majority of whose members are independent directors. In addition, our sponsors’ representatives on our board of directors also serve on the board of managers of our Advisor and we and our Advisor have common executive officers. We believe this results in effective management of the Company because our Advisor’s interests are generally aligned with the Company’s interests. Our overall corporate governance policies and practices and the provisions of our articles of incorporation, combined with the strength of our independent directors minimizes any potential conflicts that may result from the combining of such management roles.

Code of Ethics

We have adopted a Code of Business Conduct that is applicable to our board of directors, our executive officers, our employees and the employees of our Advisor and its affiliates. We will provide a copy of our Code of Business Conduct to any person without charge, upon written request. Requests can be sent to: CNL Macquarie Global Growth Trust, Inc., 450 South Orange Avenue, Orlando, Florida 32801.

Audit Committee

We have a standing audit committee, the members of which are selected by the board of directors each year. Our three independent directors comprise the initial members of our audit committee. The board of directors has determined that Stephen P. Elker meets the requirements of a financial expert and serves as the chairman of the audit committee.

The audit committee operates under a written charter adopted by the board of directors. The audit committee assists the board of directors by providing oversight responsibilities relating to:

•	the integrity of financial reporting;

•	the independence, qualifications and performance of our independent auditors;

•	the systems of internal controls;

•	the performance of our internal audit function;

•	compliance with management’s audit, accounting and financial reporting policies and procedures; and

•	compliance with legal and regulatory financial disclosure requirements.

In addition, the audit committee recommends the independent auditors for appointment by the board of directors and is responsible for the compensation and oversight of our independent auditor. In performing these functions, the audit committee meets periodically with the independent auditors and management (including private sessions) to review the results of their work.

Nominating Committee

Currently, we do not have a nominating committee. Each director is responsible for identifying and recommending qualified board candidates. To be considered for nomination as a director, an individual must have had at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we intend to acquire. Additionally, our independent directors must meet the independence qualifications described under “Independent Directors” below, and at least one of our independent directors must have at least three years of relevant real estate experience. Although we do not currently have a policy with respect to the consideration of diversity in identifying director nominees, diversity is one of many factors considered by the board with regard to each candidate. Such factors regard to each candidate, include judgment, integrity, diversity, prior experience, the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be desirable as a member of the audit committee, and the candidate’s willingness to devote substantial time and effort to board responsibilities. The directors will consider nominees recommended by stockholders if submitted to the board in conformity with the procedures set forth in our bylaws. Generally, a stockholder must submit certain information about the nominee to us between 120 and 150 days prior to the first anniversary of the preceding year’s annual meeting. The process for evaluating director candidates recommended by our stockholders under our bylaws will be the same as the process for evaluating candidates recommended by our directors.

Compensation Committee

Currently, the Company does not have a compensation committee because it does not have any employees and does not separately compensate its executive officers for their services as officers. At such time, if any, as the Company’s shares of common stock are listed on a national securities exchange or included for quotation on the National Market System of the Nasdaq Stock Market, the Company will form a compensation committee, the members of which will be selected by the full Board each year.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The Company does not have a standing compensation committee and each director is responsible for considering and determining executive officer and director compensation.

The following report of the board of directors does not constitute “soliciting material” and should not be deemed “filed” with the Commission or incorporated by reference into any other filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.

The board of directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth below in this annual report (“CD&A”). Based on the board’s review of the CD&A and the board’s discussions of the CD&A with management, the board of directors has approved including the CD&A in this annual report.

The Board of Directors James M. Seneff, Jr. Matthew S. Banks John David (“JD”) Alexander Stephen P. Elkers Mary Lou Fiala

Director Compensation

Each independent director is entitled to receive a $15,000 annual fee for services as well as $2,000 per board meeting attended, whether they participate by telephone or in person. Each director serving on the audit committee will receive $2,000 per audit committee meeting attended, whether they participate by telephone or in person. The chairman of our audit committee will receive an annual retainer of $10,000 as well as fees for meeting with the independent accountants as a representative of the audit committee. No additional compensation will be paid for attending our annual meeting. In addition, we reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The following table sets forth the total compensation paid to each independent director for the period ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John David Alexander	$9,750	$—	$—	$—	$—	$—	$9,750
Stephen P. Elker	12,250	—	—	—	—	—	12,250
Mary Lou Fiala	9,750	—	—	—	—	—	9,750

Executive Compensation

No annual or long-term compensation was paid by the Company to our executive officers for services rendered in all capacities to the Company during the period ended December 31, 2009. In addition, none of our executive officers received an annual salary or bonus from the Company during the period ended December 31, 2009. The Company has no employees and all of our executive officers also are employees and executive officers of the Advisor or its affiliates and receive compensation from the Advisor or its affiliates in part for services rendered on behalf of the Company. See “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees and expenses payable to our Advisor and its affiliates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table shows, as of December 31, 2009, the number and percentage of outstanding shares of our common stock beneficially owned (unless otherwise indicated) by (i) any Person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) our directors and nominees, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)
	Number of Shares of Common Stock	Percentage of Class
Advisor(2)(3)	22,222	100%
James M. Seneff, Jr.(3)(4)	11,111	50%
Macquarie Group Limited(5)(7)	11,111	50%
Matthew S. Banks(6)(8)	—	—
John David (“JD”) Alexander(8)	—	—
Stephen P. Elker(8)	—	—
Mary Lou Fiala(8)	—	—
Robert A. Bourne(3)(8)	—	—
Curtis B. McWilliams(3)(8)	—	—
Steven D. Shackelford(3)(8)	—	—
Kimberly J. Ledford(8)(9)	—	—
Mark D. Mullen(8)(9)	—	—
All directors and officers as a group	11,111	50%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities issuable pursuant to options, warrants and similar rights held by the respective Person or group that may be exercised within 60 days following December 31, 2009. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the Persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(2)	This number includes 22,222 shares of common stock owned by our Advisor. CFG II, Inc. owns a 62.5% managing equity interest in our Advisor and CFG II Holdings, LLC owns a 36.5% non-managing interest in our Advisor, so that these affiliates of CNL currently own a combined 99% of the equity interests in our Advisor. Macquarie Real Estate Advisory Services LLC, an affiliate of Macquarie Capital Funds, owns a 1% managing equity interest in our Advisor and has agreed to purchase a 36.5% non-managing equity interest in our Advisor from CFG II Holdings, LLC under certain conditions. Notwithstanding the equity ownership in our Advisor, Mr. Seneff and Macquarie Capital Funds each beneficially own 50% of our Advisor and share equal control over our Advisor through their control of their respective affiliates.
(3)	The address for each of the Advisor, James M. Seneff, Jr., Robert A. Bourne, Curtis B. McWilliams and Steven D. Shackelford is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.
(4)	Represents a 50% beneficial interest owned in our Company through the 50% beneficial interest in our Advisor that is owned by an affiliate of CNL. Mr. Seneff indirectly owns 100% of CNL, CFG II Holdings, LLC and CFG II, Inc. Does not include the 50% beneficial interest held in our Company through our Advisor that is controlled by Macquarie Real Estate Advisory Services LLC.
(5)	The address for the Macquarie Group Limited is No. 1 Martin Place, Sydney NSW 2000, Australia.

(6)	The address for Matthew S. Banks is No. 1 Martin Place, Sydney NSW 2000, Australia.
(7)	This number represents a 50% beneficial interest owned in our Company through the 50% beneficial interest in our Advisor that is owned by Macquarie Real Estate Advisory Services LLC, an affiliate of Macquarie. Macquarie indirectly owns 100% of Macquarie Real Estate Advisory Services LLC. Does not include the 50% beneficial interest held in our Company through our Advisor that is controlled by Mr. Seneff.
(8)	The amount is less than 1%.
(9)	The address for each of Ms. Ledford and Mr. Mullen is 1 N. Wacker Drive, Suite 900, Chicago, Illinois 60606.

Changes in Control

There were no arrangements during the last completed fiscal year or prior to March 18, 2010, which would result in a change in control.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of our executive officers are executive officers or on the board of managers of our Advisor, a joint venture formed between affiliates of CNL and Macquarie Capital Funds. Messrs. Seneff and Bourne serve as executive officers and/or directors of CNL and, Mr. Seneff and his wife beneficially own shares of CNL. In addition, Messrs. Seneff and Bourne are executive officers of CNL Securities Corp., the managing dealer of our Offering of shares of common stock, and a wholly owned subsidiary of CNL. Administration of our day-to-day operations is provided by our Advisor, pursuant to the terms of an advisory agreement. Our Advisor also serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders such other services as our board of directors deems appropriate. Our Advisor also bears the expense of providing the executive personnel and office space to us. Our Advisor is at all times subject to the supervision of our board of directors and has only such functions and authority as we may delegate to it as our agent. Our Advisor and its affiliates are entitled to receive fees and compensation in connection with offerings and permanent financings that we obtain, and the acquisition, management and sale of our assets.

For services in connection with the sale of our shares, CNL Securities Corp. receives fees based on the amounts raised from our offerings, including: (i) commissions of 7.0%, and (ii) a marketing support fee up to 3.0%. All or any portion of these fees may be re-allowed to participating brokers.

In addition, our Advisor receives investment services fees equal to 3% of the purchase price of properties or the amount invested in the case of other assets for services rendered in connection with the selection, evaluation, structure and purchase of assets. No investment services fee is paid in connection with the purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of each payment such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

Under our advisory agreement with our Advisor, our Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the agreement) of our properties, including our proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities owned, as of the end of the preceding month.

We will pay our Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 3% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 3% of the sales price of such asset, if our Advisor, its affiliates or related parties provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets (including a sale of all of our assets or the sale of us or a portion thereof). We will not pay our Advisor a disposition fee in connection with the sale of securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of such payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are being sold. Any disposition fee paid to an affiliate or related party of the Advisor in connection with the sale of securities will be included in our total operating expenses for purposes of calculating conformance with the 2%/25% guidelines, as defined in the advisory agreement.

Under the advisory agreement and our articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing of our common stock on a national securities exchange (which would also include the receipt by our stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of our common stock as a result of a merger, share acquisition or similar transaction (a “Listing”). However, once a Listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and our articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus an 8% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by our Advisor for good reason (as defined in the advisory agreement) or by us other than for cause (as defined in the advisory agreement), a Listing or sale of assets after such termination or non-renewal will entitled to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, our Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of our board of directors, including a majority of our independent directors.

Our Advisor and its affiliates provide various administrative services to us, including services related to accounting; financial, tax and regulatory compliance reporting; stockholder distributions and reporting; due diligence and marketing; and investor relations (including administrative services in connection with offerings).

We reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters, commencing with the fourth full quarter following the effective date of our Offering, exceed the greater of 2% of average invested assets or 25% of net income.

Offering expenses paid by us, together with selling commissions, the marketing support fee and due diligence expense reimbursements incurred by the Company are limited to 15% of the proceeds raised in connection with the Offering.

We will pay our property manager, an affiliate of our Advisor, property management fees in an amount of up to 4.5% of the gross revenues for management of our properties. This fee may be increased, subject to the approval of a majority of our independent directors, for certain properties, such as in connection with higher market fees payable with respect to properties located outside of the United States. In addition, we will pay the property manager leasing fees for leasing services it provides equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic location of the applicable property. We will also pay our property manager a project management fee equal to 5% of the total hard and soft costs for managing tenant and capital improvements. Our property manager will be reimbursed for the costs and expenses incurred on our behalf to the extent included in an annual business plan for a property, or as we may otherwise agree.

We will pay CNL Capital Markets Corp., an affiliate of CNL, an initial setup fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to us pursuant to a services agreement entered into between us and CNL Capital Markets Corp.

Policies Regarding Review, Approval of Ratification of Transactions with Related Persons

The Company does not currently have written formal policies and procedures for the review, approval or ratification of transactions with related persons, as defined by Item 404 of the SEC’s Regulation S-K. Under such definition, transactions with related persons are transactions in which the Company was or is a participant and the amount involved exceeds $120,000 and in which any related person and or will have a direct or indirect material interest. Related parties includes any executive officers, directors, director nominees, beneficial owners of more than five percent of the Company’s voting securities, immediate family members or any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has a ten percent or greater beneficial ownership interest.

In order to reduce or eliminate certain potential conflicts of interest, our articles of incorporation contain a number of restrictions relating to transactions between us and our Advisor or its affiliates or related parties. These restrictions include the following:

•

We may purchase or lease an asset or assets from our sponsors, our Advisor, a director, or any affiliate thereof only upon a finding by a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to such sponsor, Advisor, director or affiliate, or, if the price to us is in excess of such cost, that substantial justification for such excess exists and such excess is reasonable. In no event shall the purchase price of any property to us exceed its current appraised value as determined by an independent third party appraiser.

•

Our Advisor, sponsors, a director or an affiliate thereof may purchase or lease assets from us if a majority of our directors (including a majority of independent directors) not otherwise interested in the transaction determine that the transaction is fair and reasonable to us.

•	We may not make or invest in a loan secured by a mortgage on real property which is subordinate to the lien or other indebtedness of our Advisor, any director, the sponsors or an affiliate.

•

With respect to shares owned by our Advisor, our directors or any affiliate thereof, none of our Advisor, our directors or any of their affiliates may vote or consent on matters submitted to our stockholders regarding the removal of our Advisor, directors or any of their affiliates or any transaction between us and any of them. In determining the requisite percentage in interest of shares necessary to approve a matter on which our Advisor, directors and any affiliates may not vote or consent, any shares owned by any of them will not be included.

•

We will not make loans to a sponsor, our Advisor, our directors or any affiliate thereof except mortgage loans subject to restrictions governing loans contained in our articles of incorporation or loans to our subsidiaries.

•

We may not borrow money from our sponsors, Advisor, directors and any affiliate thereof, unless such borrowing is approved by a majority of our directors (including a majority of independent directors) not otherwise interested in such transaction as fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

•

Any agreement between us, a sponsor, our Advisor, a director or any affiliate thereof, the approval of which is not otherwise addressed in our articles of incorporation, other than the conversion or redemption of units of our operating partnership, may be effected only if a majority of our directors (including a majority of independent directors) approve such agreement as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Although we have different investment objectives than Macquarie CNL Global Income Trust, Inc., a pending real estate investment trust sponsored by the sponsors of the Company, an investment opportunity may be suitable for both us and Macquarie CNL Global Income Trust, Inc. Our board of directors and our Advisor have agreed that, in the event an investment opportunity is presented to both our Advisor’s investment committee and the investment committee of the Advisor for Macquarie CNL Global Income Trust, Inc. and it is determined that the opportunity may be suitable for both us and Macquarie CNL Global Income Trust, Inc., and for which both entities have sufficient uninvested funds, the investment opportunity will be offered to the entities on an alternating basis as follows:

•	The first investment opportunity that meets these criteria will be first offered to us;

•

The second opportunity that meets this criteria will be first offered to Macquarie CNL Global Income Trust, Inc. (whether or not we passed on the first investment opportunity, and whether or not Macquarie CNL Global Income Trust, Inc. accepted an investment in the first investment opportunity); and

•

Thereafter, each offer of any investment opportunities will alternate on the foregoing basis. It shall be the duty of the board of directors, including the independent directors, to ensure that these policies are applied fairly to us.

This policy will continue in effect until such time as each of CNL and Macquarie Capital Funds no longer owns or controls our Advisor and the advisor of Macquarie CNL Global Income Trust, Inc.

Certain public or private entities affiliated with CNL are bound by conflict resolution procedures that may impact the investments that are available to us. In particular, certain of these public and private CNL affiliated entities, some of which invest in assets similar to those in which we may invest, require that if an investment opportunity becomes available which is suitable for such CNL affiliated entities, then the entity which has had the longest period of time elapse since it was offered an investment opportunity will first be offered the investment opportunity. For purposes of this conflict resolution procedure for these other entities, an investment opportunity will be considered “offered” when the opportunity is presented to the applicable board of directors for its consideration. In addition to various other factors, the determination as to whether or not an investment opportunity is suitable for more than one program will be determined based on the effect of the acquisition both on diversification of each program’s investments by types of properties and geographic area, and on diversification of the tenants of the properties, the anticipated cash flow of each program, the size of the investment, the amount of funds available to each program, and the length of time such funds have been available for investment. A subsequent development regarding the investment opportunity, such as a delay in the closing of a property or a delay in the construction of a property, may cause any such investment to be more appropriate for an entity other than the entity which committed to make the investment. Although we are not bound by these conflict resolution procedures, we may be restricted by such procedures.

Independent Directors

Under our articles of incorporation, a majority of our board of directors and also a majority of any committee of the board of directors must consist of Independent Directors, except for a period of 90 days after the death, removal or resignation of an Independent Director. The Independent Directors will appoint replacements for vacancies in the Independent Director positions. An Independent Director may not, directly or indirectly (including through a member of his immediately family), be associated with us, our Advisor or any of our affiliates within the last two years before becoming a director and at such time an Independent Director may not own any interest in, be employed by, have any material business or professional relationship with, serve as an officer or director of our Advisor or its affiliates, serve as a director of more than three REITs advised by our Advisor or its affiliates, or perform services (other than as an Independent Director) for us. Our independent directors are Stephen P. Elker, John David (“JD”) Alexander and Mary Lou Fiala.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PWC”) for the years ended December 31, 2009 and 2008:

	2009	2008
Audit Fees	$120,750	$35,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$120,750	$35,000

Audit Fees – Consists of professional services rendered in connection with the annual audit of the Company’s consolidated financial statements on Form 10-K and quarterly reviews of the Company’s interim financial statements on Form 10-Q. Audit fees also include fees for services performed by PWC that are closely related to the audit and in many cases could only be provided by the Company’s independent auditors. Such services include the issuance of comfort letters and consents related to the Company’s registration statements and capital raising activities, assistance with and review of other documents filed with the SEC and accounting advice on completed transactions.

Audit Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations. There were no professional services rendered by PWC that would be classified as audit related fees during the years ended December 31, 2009 and 2008.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions. There were no professional services rendered by PWC that would be classified as tax fees during the years ended December 31, 2009 and 2008.

All Other Fees – There were no professional services rendered by PWC that would be classified as other fees during the years ended December 31, 2009 and 2008.

Pre-Approval of Audit and Non-Audit Services

Under our audit committee’s charter, as adopted by the audit committee on September 30, 2009, the annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of the audit committee. Additionally, all tax and non-audit services performed by our independent auditor require the pre-approval of the audit committee or its chairman.

The fee amounts for all services to be provided by the independent auditor are established annually by the audit committee, and any proposed service fees exceeding approved levels will require specific pre-approval by the audit committee. Requests to provide services that require specific approval by the audit committee are submitted to the audit committee by the independent auditor, the chief financial officer and the chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	List of Documents Filed

1.	The consolidated financial statements of the Company are set forth in the report in Item 8.

2.	Financial Statement Schedules - None

(b)	Exhibits - Reference is made to the Exhibit Index beginning on page 69 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2010.

CNL MACNL MACQUARIE GLOBAL GROWTH TRUST, INC.

By:	/s/ ROBERT A. BOURNE
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ STEVEN D. SHACKELFORD
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES M. SENEFF, JR.	Chairman of the Board	March 18, 2010
James M. Seneff, Jr.

/S/ MATTHEW S. BANKS	Director	March 18, 2010
Matthew S. Banks

/S/ JOHN DAVID ALEXANDER	Independent Director	March 18, 2010
John David Alexander

/S/ STEPHEN P. ELKER	Independent Director	March 18, 2010
Stephen P. Elker

/S/ MARY LOU FIALA	Independent Director	March 18, 2010
Mary Lou Fiala

/S/ ROBERT A. BOURNE	Chief Executive Officer	March 18, 2010
Robert A. Bourne	(Principal Executive Officer)

/S/ STEVEN D. SHACKELFORD	Executive Vice President and	March 18, 2010
Steven D. Shackelford	Chief Financial Officer (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

3.1.1	Articles of Amendment (previously filed as Exhibit 3.1.1 to Current Report on Form 8-K filed December 7, 2009, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Pre-Effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-156479) filed July 8, 2009, and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Included in the Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed December 23, 2009, as Appendix C and incorporated herein by reference.)

4.2	Form of Distribution Reinvestment Plan (Included in the Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed December 23, 2009, as Appendix D and incorporated herein by reference.)

4.3	Form of Automatic Purchase Plan (Included in the Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed December 23, 2009, as Appendix E and incorporated herein by reference.)

4.4	Form of Redemption Plan (Included in the Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed December 23, 2009, as Appendix F and incorporated herein by reference.)

4.5	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.1	Amended and Restated Limited Partnership Agreement of CNL Macquarie Growth, LP (Previously filed as Exhibit 10.1 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.2	Escrow Agreement (Previously filed as Exhibit 10.2 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

10.3	Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

10.4	Master Property Management Agreement (Previously filed as Exhibit 10.4 to the Registration Statement on Form S-11 (File No. 333-156479) filed December 29, 2008, and incorporated herein by reference.)

10.5	Service Agreement (Previously filed as Exhibit 10.5 to the Pre-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed March 17, 2009, and incorporated herein by reference.)

10.6	Indemnification Agreement between CNL Macquarie Global Growth Trust, Inc. and James M. Seneff, Jr. dated December 19, 2008. Each of the following directors and/or officers has entered into a substantially similar agreement: Matthew S. Banks, Robert A. Bourne, Curtis B. McWilliams, Steven D. Shackelford, Kimberly J. Ledford, and Mark D. Mullen, dated December 19, 2008, and John David (“JD”) Alexander, Stephen P. Elker, and Mary Lou Fiala dated August 13, 2009. (Previously filed as Exhibit 10.6 to the Registration Statement on Form S-11 (File No. 333-156479) filed December 29, 2008, and incorporated herein by reference.)

14.1	Code of Business Conduct, adopted September 30, 2009 (Filed herewith.)

21.1	Subsidiaries of the Registrant (Previously filed as Exhibit 21.1 to the Pre-Effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-156479) filed July 8, 2009, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)