Form 10-Q
period 2010-03-31
CNL Macquarie Global Growth Trust, Inc.
filed 2010-05-14
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock outstanding as of May 12, 2010 was 288,320.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

Item 1.	Financial Statements

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$199,183	$199,621
Restricted cash	1,163,746	164,500
Due from related party	817	379

Total assets	$1,363,746	$364,500

LIABILITIES AND STOCKHOLDER’S EQUITY

Escrowed investor proceeds	$1,163,746	$164,500

Total liabilities	1,163,746	164,500

Commitments and contingencies

Stockholder’s equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 22,222 shares issued and outstanding	222	222
Additional paid-in capital	199,778	199,778

Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$1,363,746	$364,500

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

1.	Business and Organization

CNL Macquarie Global Growth Trust, Inc. (the “Company”), was organized in Maryland on December 12, 2008 and intends to qualify as a real estate investment trust for U.S. Federal income tax purposes commencing with its taxable year ending December 31, 2010. On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share.

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

The Company plans to own substantially all of its assets and conduct its operations through CNL Macquarie Growth, LP (the “Operating Partnership”), a Delaware limited partnership. The Company currently owns all of the limited partnership interests and, through its wholly owned subsidiary, CNL Macquarie Growth GP, LLC, owns all of the general partnership interests in the Operating Partnership.

The Company’s advisor is CNL Macquarie Global Growth Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture formed between affiliates of CNL Financial Group, LLC (“CNL”) and Macquarie Capital Funds Inc. (“MCF”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company. The Advisor has entered into sub-advisory agreements with each of CNL Global Growth Advisors, LLC, an affiliate of CNL, and Macquarie Global Growth Advisors LLC, an affiliate of MCF, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement. As of March 31, 2010, affiliates of CNL owned a 62.5% managing equity interest in the Company’s Advisor and a 36.5% non-managing interest for a combined 99% of the equity interests, and an affiliate of MCF owned a 1% managing equity interest. On April 9, 2010, an affiliate of MCF purchased the 36.5% non-managing equity interest from the affiliate of CNL, resulting in a combined 37.5% equity interest. Notwithstanding the equity ownership in the Company’s Advisor, CNL and MCF each beneficially own 50% of our Advisor and share equal control over our Advisor through their control of their respective affiliates.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

1.	Business and Organization (cont.)

Upon formation, the Advisor acquired 24,010 shares of the Company’s common stock for $200,000. On June 17, 2009, the Company canceled the original 24,010 shares issued to the Advisor and replaced them with an issuance of 22,222 shares of the Company’s common stock. These were all of the shares that were issued and outstanding as of March 31, 2010.

As of March 31, 2010, the Company was in the development stage and had not commenced operations, did not own any properties and had not made any loans or other investments.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). The financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its general partner, CNL Macquarie Growth GP, LLC. All intercompany profits, balances and transactions have been eliminated in consolidation. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2009 included in our annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010.

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

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash are escrowed investor proceeds of $1,163,746 and $164,500 as of March 31, 2010 and December 31, 2009, respectively, for which shares of common stock had not yet been issued.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies (cont.)

Organizational and Offering Expenses

Organizational and offering expenses include selling commissions and the marketing support fee incurred by the Company or any of the Company’s affiliates and costs incurred in connection with the Company’s formation, qualification and registration, and the marketing and distribution of equity shares in an offering, including, legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of organizational and offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of the equity shares under federal and state laws. The Company is obligated to reimburse the Advisor and its affiliates, as applicable, for organizational and offering expenses paid by them on behalf of the Company once the Company has received and accepted subscriptions for the minimum offering of $2.0 million of shares of common stock, however, the Advisor would be obligated to reimburse the Company to the extent such expenses incurred by the Company in the Offering exceed 15% of gross offering proceeds.

As of March 31, 2010 and December 31, 2009, the Advisor had incurred organizational and offering expenses on behalf of the Company of approximately $5.3 million and $5.0 million, respectively. These are not recorded in the financial statements of the Company as of March 31, 2010 and December 31, 2009, because such costs did not become a liability of the Company until April 23, 2010, when subscriptions in excess of the minimum offering of $2.0 million of shares of common stock were received and accepted by the Company, and such costs only become a liability of the Company to the extent organizational and offering expenses do not exceed 15% of the gross proceeds of the Offering. When recorded by the Company, organizational costs relating to the formation of the Company will be expensed as incurred, and offering costs will be deferred and reported as a reduction of stockholder’s equity.

Concentration of Credit Risk

At March 31, 2010 and December 31, 2009, the Company had no cash on deposit in excess of federally insured levels. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

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

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2010

(UNAUDITED)

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. Federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state and foreign laws, a TRS will be subject to tax on its taxable income.

2.	Summary of Significant Accounting Policies (cont.)

Prior to the Company’s REIT election, it is subject to corporate federal and state income taxes. As of March 31, 2010 and December 31, 2009, the Company had no operating results subject to taxation.

3.	Capitalization

At March 31, 2010 and December 31, 2009, the Company was authorized to issue a total of 1,320,000,000 shares of capital stock consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value per share. As of March 31, 2010 and December 31, 2009, 22,222 common shares were issued and outstanding.

4.	Related Party Arrangements

The Advisor and certain affiliates of the Advisor will receive fees and compensation in connection with the Offering and in connection with the acquisition, management and sale of the assets of the Company. As of March 31, 2010, the Company had not received the required minimum proceeds of $2.0 million from the Offering, had not accepted investors, and had not purchased any properties. As a result, the Company had no obligation to reimburse the Advisor for fees and compensation in connection with the Offering, the acquisition, management or sales of assets, or for certain reimbursable costs incurred in connection with certain administrative activities.

5.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

6.	Subsequent Events

As of April 23, 2010, the Company had satisfied the escrow conditions of the Offering and on April 26, 2010, aggregate subscription proceeds of approximately $2.3 million were released from escrow, which exceeded the minimum offering amount of $2.0 million. As of May 12, 2010, the Company had received aggregate subscription proceeds of approximately $2.9 million (288,320 shares) from 86 investors in connection with the Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2010 and December 31, 2009, and for the three months ended March 31, 2010. Amounts as of December 31, 2009, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2009.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

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

As of March 31, 2010, we were in the development stage and had not begun operations.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had not received and accepted subscriptions for the minimum required offering proceeds and therefore had not commenced operations. As of April 23, 2010, we had satisfied the escrow conditions of our Offering. On April 26, 2010, aggregate subscription proceeds of approximately $2.3 million were released from escrow, and we commenced operations. As of May 12, 2010, the Company had received aggregate subscription proceeds of approximately $2.9 million (288,320 shares) from 86 investors in connection with the Offering.

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of offering and operating expenses, and distributions, and for the payment of interest on our outstanding indebtedness. Until such time as our initial acquisitions reach stabilization, we expect to meet cash needs for operations and acquisitions from net offering proceeds (which means our gross offering proceeds, without deduction for volume and other discounts, less organizational and offering expenses) and from financings.

We do not expect to have distributable earnings in 2010. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when cash distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make cash distributions may be negatively impacted, especially during our early periods of operation. There will be a delay between the sale of our shares and the purchase and subsequent stabilization of properties or other investments, which could result in a delay in our ability to make cash distributions to our stockholders. Therefore, we may determine not to pay cash distributions or to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so. Additionally, we may choose to make distributions in our own securities in lieu of making cash distributions. A stock distribution preserves cash as properties achieve stabilization.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to between 40% and 60% of the aggregate value of our assets once we own a seasoned and stable portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate asset and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invest substantially all of our capital. As a result, we may borrow more than 75% of the contract price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We, through the subsidiaries of our Operating Partnership formed to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.

We intend to strategically leverage our real properties and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash or with temporary financing, with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment and are not currently subject to any contingent liabilities due to the limited nature of our activities. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If only a limited number of shares are sold in excess of the minimum offering amount, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

ORGANIZATIONAL AND OFFERING EXPENSES

Organizational and offering expenses include selling commissions and the marketing support fee incurred by us or any of our affiliates and costs incurred in connection with the Company’s formation, qualification and registration, and the marketing and distribution of equity shares in an offering, including, legal, accounting and escrow fees; due diligence expenses; printing, amending, supplementing, mailing and distributing costs; personnel costs associated with processing investor subscriptions and the preparation and dissemination of organizational and offering documents and sales materials; telecopy and telephone costs; charges of transfer agents, registrars, trustees, depositories and experts; and fees, expenses and taxes related to the filing, registration and qualification of our equity shares under federal and state laws.

RESULTS OF OPERATIONS

As of March 31, 2010, we had not commenced operations because we were in our developmental stage. Operations commenced on April 26, 2010, when aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million were released to us from escrow.

As of March 31, 2010, our Advisor had incurred organizational and offering expenses on our behalf of approximately $5.3 million and general and administrative expenses on our behalf of approximately $0.3 million. Our reimbursement to the Advisor of these organizational and offering expenses and general and administrative expenses were contingent on receiving and accepting the minimum offering amount of $2.0 million of shares; therefore, these expenses were not a liability to us as of March 31, 2010. Bank charges incurred and automatically deducted from our bank account as of March 31, 2010, have been recorded as a due from affiliate in the accompanying condensed consolidated balance sheet.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our annual report on form 10-K, as filed with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2010.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of March 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a discussion of the accounting policies that management believes will be critical as we commence operations. We consider these policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements will include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits will be eliminated in consolidation. The determination of whether the Company is the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

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

Depreciation and amortization

Real estate costs related to the acquisition and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements and construction allowances related to a tenant’s space, that are not considered lease incentives, will be capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Buildings	25-40 years
Building improvements Equipment	10-25 years 5-10 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases

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

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments in debt securities with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery within a reasonable period of time up to or beyond the cost of the investments.

Loans Receivable

Loans held-for-investment will be reported at their outstanding principal balance net of any unearned income and unamortized deferred fees and costs. We expect that interest income will be recognized using the interest method or a method that approximates a level rate of return over the loan term. Loan origination fees and certain direct origination costs are generally deferred and recognized as adjustments to interest income over the lives of the related loans. Loans that we intend to sell or liquidate in the near term will be reported at the lower of cost or fair value.

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

Real Estate Impairments

For real estate we wholly own or consolidate, our management will monitor events and changes in circumstances that may indicate that the carrying amounts of the real estate assets may have diminished and not be recoverable. Factors that could trigger an impairment analysis include, among others: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of use of our real estate assets or the strategy of our overall business; (iii) a significant increase in competition; (iv) a significant adverse change in legal factors or an adverse action or assessment by a regulator, which could affect the value of our real estate assets; or (v) significant negative industry or economic trends. When such events or changes in circumstances are present, we will assess potential impairment by comparing estimated future undiscounted operating cash flows expected to be generated over the life of the asset and from its eventual disposition, to the carrying amount of the asset. In the event that the carrying amount exceeds the estimated future undiscounted cash flows, we will recognize an impairment loss to adjust the carrying amount of the asset to estimated fair value.

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

Income Taxes

We intend to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intend to operate as such beginning with our taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a taxable REIT subsidiary to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

RECENT ACCOUNTING PRONOUNCEMENTS

We do not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties and to make loans and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow and lend primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors

There are no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities

As of March 31, 2010, we had 22,222 shares of our common stock outstanding, all of which were owned by our Advisor. As of such date, we had received subscriptions for 116,486 shares of our common stock under our Offering that were being held in escrow with our escrow agent, UMB, N.A., as we had not yet received and accepted subscriptions to purchase $2.0 million of shares of our common stock. As of April 23, 2010, we had satisfied the conditions of escrow. As of April 26, 2010, we had accepted investors’ subscriptions to the Offering received through April 23, 2010, at which time funds in the amount of approximately $2.3 million were released from escrow and we commenced operations.

We do not have an obligation to reimburse our Advisor for any organizational and offering expenses until we have sold the minimum offering amount of $2.0 million; therefore, we did not record any such expenses within our condensed consolidated financial statements for the periods covered by this report.

As of March 31, 2010, we had not entered into any arrangement to acquire any specific property or to make any specific loan or to make any other permitted investment.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Reserved

Item 5.	Other Information - None

Item 6.	Exhibits

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of CNL Macquarie Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2010.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)