Form 10-Q
period 2010-06-30
CNL Macquarie Global Growth Trust, Inc.
filed 2010-08-13
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock of the registrant outstanding as of August 10, 2010 was 616,478.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

Item 1. Financial Statements

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$4,307,686	$199,621
Restricted cash	—	164,500
Due from related party	—	379
Prepaid expenses	91,986	—

Total assets	$4,399,672	$364,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to related parties	$811,864	$—
Escrowed investor proceeds	—	164,500

Total liabilities	811,864	164,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 500,177 and 22,222 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	5,002	222
Additional paid-in capital	4,263,574	199,778
Accumulated loss	(680,768)	—

Total stockholders’ equity	3,587,808	200,000

Total liabilities and stockholders’ equity	$4,399,672	$364,500

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

Three and six months ended June 30, 2010
Expenses:
General, operating and administrative	$659,963
Organizational costs	20,805

680,768

Net loss	$(680,768)

Net loss per share of common stock (basic and diluted)	$(1.74)

Weighted average number of shares of common stock outstanding
(basic and diluted)	390,845

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Loss	Total Stockholders’ Equity	Comprehensive Loss

Balance at December 31, 2009	22,222	$222	$199,778	$—	$200,000
Subscriptions received for common stock through public offering	477,955	4,780	4,745,656	—	4,750,436
Stock issuance and offering costs	—	—	(681,860)	—	(681,860)
Net loss	—	—	—	(680,768)	(680,768)	(680,768)

Total comprehensive loss	—	—	—	—	—	$(680,768)

Balance at June 30, 2010	500,177	$5,002	$4,263,574	$(680,768)	$3,587,808

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Six months ended June 30, 2010

Net Cash Flows from Operating Activities:
Net loss	$(680,768)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid insurance	(91,986)
Due from related party	379
Due to affiliates	771,384

Net cash used in operating activities	(991)

Net Cash Flows from Financing Activities:
Subscriptions received for common stock through public offering	4,750,436
Payment of stock issuance costs	(641,380)

Net cash flows from financing activities	4,109,056

Net Increase in Cash	4,108,065

Cash at December 31, 2009	199,621

Cash at June 30, 2010	$4,307,686

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (included in Due to related parties):
Increase in other offering costs due to affiliates	$12,523

Increase in selling commissions and marketing supports fees due to related parties	$27,957

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

1.	Business and Organization

CNL Macquarie Global Growth Trust, Inc. (the “Company”) was organized in Maryland on December 12, 2008 and intends to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2010.

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

The Company plans to own substantially all of its assets and conduct its operations through CNL Macquarie Growth, LP, a Delaware limited partnership (the “Operating Partnership”). The Company currently owns all of the limited partnership interests and, through its wholly owned subsidiary, CNL Macquarie Growth GP, LLC, owns all of the general partnership interests in the Operating Partnership.

The Company’s advisor is CNL Macquarie Global Growth Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture formed between affiliates of CNL Financial Group, LLC (“CNL”) and Macquarie Capital Funds Inc. (“MCF”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor dated September 15, 2009. The Advisor has entered into sub-advisory agreements with each of CNL Global Growth Advisors, LLC, an affiliate of CNL, and Macquarie Global Growth Advisors LLC, an affiliate of MCF, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement. At inception affiliates of CNL owned a 62.5% managing equity interest in the Advisor and a 36.5% non-managing interest for a combined 99% of the equity interests, and an affiliate of MCF owned a 1% managing equity interest. On April 9, 2010, an affiliate of MCF purchased the 36.5% non-managing equity interest from the affiliate of CNL, resulting in a combined 37.5% equity interest. Notwithstanding the equity ownership in the Advisor, CNL and MCF each beneficially own 50% of our Advisor and share equal control over our Advisor through their control of their respective affiliates.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

1.	Business and Organization (cont.)

Upon formation, the Advisor acquired 24,010 shares of the Company’s common stock for $200,000. On June 17, 2009, the Company canceled the original 24,010 shares issued to the Advisor and replaced them with an issuance of 22,222 shares of the Company’s common stock.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. On April 23, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on April 26, 2010 the subscription proceeds of approximately $2.3 million were released from escrow. As of June 30, 2010, the Company had received aggregate subscription proceeds of approximately $4.7 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by U.S. generally accepted accounting principles (“GAAP”). The financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its general partner, CNL Macquarie Growth GP, LLC. All intercompany profits, balances and transactions have been eliminated in consolidation. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2009 included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010. The Company commenced active operations on April 26, 2010, when the minimum required offering proceeds had been received and funds were released from escrow.

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

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies (cont.)

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash as of December 31, 2009, were escrowed investor proceeds of $164,500, for which shares of common stock had not yet been issued. These funds were subsequently released from escrow and are included in subscriptions received for common stock through public offering in the accompanying condensed consolidated statement of stockholders’ equity and condensed consolidated statement of cash flows as of and for the six months ended June 30, 2010, respectively.

Net Loss per Share

Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. The weighted average number of shares of common stock outstanding for the period April 26, 2010 through June 30, 2010 was 390,845.

Concentration of Credit Risk

At June 30, 2010, the Company’s cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on the account. The Company continues to monitor the third-party depository institution that holds the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

3.	Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with its taxable year ending December 31, 2010. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state and foreign laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, which is intended to be effective for the 2010 tax year, it is subject to corporate federal and state income taxes on its taxable income. As of June 30, 2010 and December 31, 2009, the Company did not have taxable income.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

4.	Organizational, Offering and Stock Issuance Costs

The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are all deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by the Advisor.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs to be paid by the Company may not exceed 15% of the gross aggregate offering proceeds.

As of June 30, 2010, the Company had reimbursed the Advisor for offering costs of approximately $0.2 million. In addition, the Company had incurred selling commissions and marketing support fees of $0.3 million and $0.1 million, respectively, all of which were deducted from the offering proceeds and charged to capital in excess of par value.

5.	Related Party Arrangements

All of the Company’s executive officers are executive officers or on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL. The Advisor and its affiliates are entitled to receive fees and compensation in connection with the Offering and permanent financings that the Company obtains, and the acquisition, management and sale of the Company’s assets.

The Advisor and its affiliates are also entitled to reimbursement of certain costs incurred on behalf of the Company in connection with the Company’s organization, the Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters commencing with October 1, 2010 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold.

CNL Securities Corp., the managing dealer, receives selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. All or any portion of these fees may be re-allowed to participating brokers.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

5.	Related Party Arrangements (cont.)

The following related party costs incurred by the Company for the three and six months ended June 30, 2010 and any related amounts payable as of June 30, 2010 for fees and expenses described above are summarized below:

	Incurred	Payable
Selling commissions*	$312,087	$19,570
Marketing support fees*	133,751	8,387
Reimbursement of offering costs*	236,022	12,523
Reimbursement of organizational and operating expenses**	771,384	771,384

	$1,453,244	$811,864

*	Selling commissions, marketing support fees and reimbursements of offering costs are charged as incurred against stockholders’ equity in the accompanying condensed consolidated balance sheets.
**	Operating expenses are charged as incurred against general, operating and administrative expenses in the accompanying condensed consolidated statement of operations.

The Company has paid or accrued $445,838 in selling commissions and marketing support fees and paid or accrued $236,022 of other organizational and offering expenses, which amounts represent the Company’s maximum liability for selling commissions, marketing support fees and other organizational and offering costs as of June 30, 2010. Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering. Also, as of June 30, 2010, all organizational and offering costs (other than selling commissions and marketing support fees) had been incurred by the Advisor and no such costs were paid directly by the Company. The Advisor has incurred on the Company’s behalf an additional $5,368,078 of costs in connection with the Offering (exceeding the 15% expense cap) as of June 30, 2010.

6.	Distributions

On June 24, 2010, the Company’s board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365 days calendar year), payable to all common stockholders of record as of the close of business on each day (the “Distribution Rate and Payment Authorization”) commencing on July 1, 2010 and ending on September 30, 2010 (the “Initial Calendar Quarter”). The Distribution Rate and Payment Authorization is authorized to continue for each calendar quarter thereafter until terminated or amended by the Company’s board of directors.

The Company’s board of directors declared a stock distribution rather than a cash distribution in order to retain the Company’s cash for investment opportunities. This policy enables the Company to focus its investment strategy on commercial properties that may generate little or no cash flow initially, but have strong potential for long term capital appreciation.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

6.	Distributions (cont.)

Distributions for the Initial Calendar Quarter and subsequent calendar quarters will be calculated for each stockholder for each day the stockholder has been a stockholder of record in such quarter and such distribution shares will be issued and recorded in the stockholder records of the Company on or about the 15th day of the calendar month immediately following the last day of the applicable calendar quarter. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date.

The distribution of new common stock from the Company to the recipient stockholders is expected to be a non-taxable distribution.

7.	Stockholders’ Equity

At June 30, 2010 and December 31, 2009, the Company was authorized to issue a total of 1,320,000,000 shares of capital stock consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value per share. As of June 30, 2010 and December 31, 2009, 500,177 common shares and 22,222 common shares were issued and outstanding, respectively.

8.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

9.	Subsequent Events

On August 11, 2010, the board of directors of the Company approved an amendment to the Company’s advisory agreement. Specifically, the board of directors and the Company’s Advisor have agreed to reduce the investment services fees on properties and other assets from 3% to 1.85% of the contract purchase or amount invested, as applicable. The Company would continue to not pay an investment services fee in connection with the purchase of securities.

In addition, the disposition fee related to the sale of one or more real properties or other assets of the Company has been reduced from 3% to 1%. The fee will be subject to the lesser of one-half of a competitive real estate commission or 1% of the sales price of a real property. The disposition fee applies to a sale of assets or to the sale of the Company, or portion thereof. The reduced disposition fee necessitates an amendment to the Company’s articles of incorporation to be presented to stockholders. Irrespective of stockholders’ approval, the Advisor has agreed to waive the 3% fee and be paid the 1% fee instead.

The priority return is the return all investors must earn before the Advisor (a) participates in 15% of the proceeds from a sale of the Company’s assets or a future liquidity event, such as a sale, merger or listing of the Company, or (b) is paid a performance fee in the event of termination or non-renewal of the advisory agreement. The priority return was previously defined as 8% and was revised to 6% of invested capital in the advisory agreement, as amended. The change in priority return necessitates an amendment to the Company’s articles of incorporation.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2010

(UNAUDITED)

9.	Subsequent Events (cont.)

The board of directors has approved a financing coordination fee to be paid to the Advisor related to the future refinancing of debt. The fee will be assessed at 1% of the gross amount of any such refinancing. The fee is subject to the operating expense requirements under the North American Securities Administrators Association guidelines. These requirements provide that operating expenses in a twelve-month period for a REIT may not exceed 2% of average investments or 25% of net income.

As a result of the changes to the disposition fee and priority return in the advisory agreement, an amendment to the Company’s articles of incorporation reflecting those changes has been approved by the board of directors for submission to the Company’s stockholders for approval at a special stockholders’ meeting to be scheduled for a date in September or October 2010.

In addition, as the advisory agreement will be up for a one-year renewal on September 15, 2010, the independent directors of the board of directors approved a one year renewal of the agreement commencing September 15, 2010.

During the period July 1, 2010 through August 10, 2010, the Company received additional subscription proceeds of approximately $1.2 million (116,301 shares). As of August 10, 2010, the aggregate subscription proceeds totaled $5.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2010 and December 31, 2009, and for the three and six months ended June 30, 2010. Amounts as of December 31, 2009, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 18, 2010.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the current global economic downturn, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 18, 2010.

EXECUTIVE OVERVIEW

We were formed primarily to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. We will focus on acquiring properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what we believe is positive demographic, political or structural changes which are expected to benefit real estate investments during the projected holding period. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. We may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We initially anticipate that up to 30% of our assets may be located outside the United States.

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

We do not expect to have distributable earnings in 2010. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when cash distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make cash distributions may be negatively impacted, especially during our early periods of operation. There will be a delay between the sale of our shares and the purchase and subsequent stabilization of properties or other investments, which could result in a delay in our ability to make cash distributions to our stockholders. Therefore, we may determine not to pay cash distributions or to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so. Additionally, we may choose to continue to make distributions in our own securities in lieu of making cash distributions. A stock distribution preserves cash as properties achieve stabilization.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings to between 40% and 60% of the aggregate value of our assets once we own a seasoned and stable portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate property and will only apply once we have ceased raising capital under the Offering or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract price of each real estate property we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We, through the subsidiaries of the Operating Partnership, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries acts as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentations.

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

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment due to the limited nature of our activities. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If only a limited number of shares are sold in excess of the minimum offering amount, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

As of April 23, 2010, we had satisfied the escrow conditions of our Offering. On April 26, 2010, aggregate subscription proceeds of approximately $2.3 million were released from escrow, and we commenced operations. As of June 30, 2010 we had received aggregate subscription proceeds in connection with the Offering of approximately $4.7 million, in addition to the initial capital contribution received from our Advisor of $200,000 (22,222 shares). During the period July 1, 2010 through August 10, 2010, we had received total subscription proceeds of approximately $1.2 million.

On August 11, 2010, our board of directors approved an amendment to our articles of incorporation and to our advisory agreement. Management and the board of directors believe the fee revisions enable the Company to more effectively compete for capital and better align the long-term Company goals with its Advisor.

RESULTS OF OPERATIONS

From the time of our formation on December 12, 2008, through April 26, 2010, we had not commenced operations because we were in our developmental stage and had not received the minimum required offering amount of $2.0 million. Operations commenced on April 26, 2010, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. Since we had not yet completed a property acquisition or made any other permitted investments as of June 30, 2010, our operating results for the three and six months then ended include only organizational costs incurred on our behalf by our Advisor, and general, operating and administrative expenses consisting primarily of directors’ and officers’ insurance premiums, accounting and legal fees, and board of director fees. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of future performance due to the incurrence of organizational costs, the limited time in which we have been operational, and having not yet completed our first acquisition or other permitted investment.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K, as filed with the SEC, on March 18, 2010.

ORGANIZATIONAL, OFFERING AND STOCK ISSUANCE COSTS

We have and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are all deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by our Advisor.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs to be paid by us may not exceed 15% of the gross aggregate offering proceeds.

As of June 30, 2010, we have paid or accrued $445,838 in selling commissions and marketing support fees and paid or accrued $236,022 of organizational and offering expenses, which amounts represent our maximum liability for selling commissions, marketing support fees and organizational and offering costs as of June 30, 2010. An additional $5.4 million of costs incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of June 30, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2010.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of June 30, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a discussion of the accounting policies that management believes are critical as we commence operations. We consider these policies critical because they will involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments will affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may use different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates will involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

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

Allocation of Purchase Price for Real Estate Acquisitions

Upon the acquisition of real estate properties, we will record the fair value of the land, buildings, equipment, intangible assets, including but not limited to in-place lease origination costs and above or below market lease values, assumed liabilities and any contingent purchase consideration at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Fair values are determined based on incorporating market participant assumptions, discounted cash flow models and our estimate reflecting the facts and circumstances of each acquisition.

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

Buildings	25-40 years
Building improvements	10-25 years
Equipment	5-10 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related leases

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

Income Taxes

We intend to be taxed as a REIT under the Internal Revenue Code, and intend to operate as such beginning with our taxable year ending December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 1A. Risk Factors

The following risk factor supplements the Risk Factors identified in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed on March 18, 2010:

The interest of later investors in our common stock will be diluted as a result of our stock distribution policy.

Our board of directors has authorized a stock distribution on the outstanding shares of all common stockholders of record as of the close of business each day commencing on July 1, 2010, payable quarterly. This distribution policy will continue until terminated or amended by our board of directors. We intend to buy assets that have little or no operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not currently intend to change our $10.00 per share public offering price. Therefore, investors who purchase our shares early in this offering, as compared with later investors, will receive more shares for the same cash investment as a result of this stock distribution policy. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the net asset value per share for later investors purchasing our stock will be below the net asset value per share of earlier investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering a public offering of up to 150,000,000 shares of common stock, was declared effective by the SEC. The offering commenced on October 20, 2009 and is ongoing.

As of June 30, 2010, we have sold $4,750,436 (477,955 shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. Through June 30, 2010, the following costs have been recorded in connection with the issuance of the registered securities:

Selling Commissions	$312,087
Marketing support fee	133,751
Offering costs and expenses	236,022

Offering and stock issuance costs*	$681,860

*	The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense cap and may not exceed 15% of the gross offering proceeds. An additional $5.4 million of costs incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of June 30, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, are $4,068,576 as of June 30, 2010. The selling commissions and marketing supports fee will be paid to CNL Securities Corp., our managing dealer, and a substantial portion of the selling commissions and expenses are expected to be reallowed to participating broker-dealers.

We intend to pay offering expenses, acquire properties, and make other permitted investments with the proceeds from the Offering.

Item 3. Defaults Upon Senior Securities - None

Item 4. (Removed and Reserved)

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2010.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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