Form 10-Q
period 2010-09-30
CNL Macquarie Global Growth Trust, Inc.
filed 2010-11-12
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 8, 2010 was 980,372.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

Item 1.	Condensed Consolidated Financial Statements

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$5,683,279	$199,621
Restricted cash	—	164,500
Due from related party	—	379
Prepaid expenses	57,491	—

Total assets	$5,740,770	$364,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Due to related parties	$534,439	$—
Escrowed investor proceeds	—	164,500

Total liabilities	534,439	164,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 743,706 shares issued and outstanding as of September 30, 2010 (including 12,514 shares declared as a stock dividend as of September 30, 2010 and distributed on October 18, 2010) and 22,222 shares issued and outstanding as of December 31, 2009, respectively	7,437	222
Additional paid-in capital	6,220,623	199,778
Accumulated loss	(1,021,729)	—

Total stockholders’ equity	5,206,331	200,000

Total liabilities and stockholders’ equity	$5,740,770	$364,500

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Expenses:
General, operating and administrative	$340,961	$1,000,924
Organizational costs	—	20,805

Total expenses	340,961	1,021,729

Net loss	$(340,961)	$(1,021,729)

Net loss per share of common stock (basic and diluted)	$(0.54)	$(1.90)

Weighted average number of shares of common stock outstanding (basic and diluted)	633,241	537,214

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Loss	Total Stockholders’ Equity	Comprehensive Loss

Balance at December 31, 2009	22,222	$222	$199,778	$—	$200,000	$—
Subscriptions received for common stock through public offering	708,970	7,090	7,046,341		7,053,431
Stock issuance and offering costs	—	—	(1,025,371)		(1,025,371)
Stock distribution	12,514	125	(125)		—
Net loss	—	—	—	(1,021,729)	(1,021,729)	(1,021,729)

Total comprehensive loss	—	—	—	—	—	$(1,021,729)

Balance at September 30, 2010	743,706	$7,437	$6,220,623	$(1,021,729)	$5,206,331

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Nine months ended September 30, 2010

Net Cash Flows from Operating Activities:
Net loss	$(1,021,729)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid insurance	(57, 491)
Due from related party	379
Due to affiliates	511,978

Net cash used in operating activities	(566,863)

Net Cash Flows from Financing Activities:
Subscriptions received for common stock through public offering	7,053,431
Payment of stock issuance costs	(1,002,910)

Net cash flows provided by financing activities	6,050,521

Net Increase in Cash	5,483,658

Cash at December 31, 2009	199,621

Cash at September 30, 2010	$5,683,279

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (included in Due to related parties):
Increase in other offering costs due to affiliates	$7,487

Increase in selling commissions and marketing support fees due to related parties	$14,974

See accompanying notes to financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

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

The Company’s advisor is CNL Macquarie Global Growth Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture formed between affiliates of CNL Financial Group, LLC (“CNL”) and Macquarie Infrastructure and Real Assets Inc. (“MIRA”) (formerly Macquarie Capital Funds Inc.), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor dated September 15, 2009, which was amended and restated on August 11, 2010. The Advisor has entered into sub-advisory agreements with each of CNL Global Growth Advisors, LLC, an affiliate of CNL, and Macquarie Global Growth Advisors LLC, an affiliate of MIRA, to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement. At inception affiliates of CNL owned a 62.5% managing equity interest in the Advisor and a 36.5% non-managing interest for a combined 99% of the equity interests, and an affiliate of MIRA owned a 1% managing equity interest. On April 9, 2010, an affiliate of MIRA purchased the 36.5% non-managing equity interest from the affiliate of CNL, resulting in a combined 37.5% equity interest. Notwithstanding the equity ownership in the Advisor, CNL and MIRA each beneficially own 50% of our Advisor and share equal control over our Advisor through their control of their respective affiliates.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

1.	Business and Organization (cont.)

Upon formation, the Advisor acquired 24,010 shares of the Company’s common stock for $200,000. On June 17, 2009, the Company canceled the original 24,010 shares issued to the Advisor and replaced them with an issuance of 22,222 shares of the Company’s common stock.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. On April 23, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on April 26, 2010 the subscription proceeds of approximately $2.3 million were released from escrow. As of September 30, 2010, the Company had received aggregate subscription proceeds of approximately $7.1 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its general partner, CNL Macquarie Growth GP, LLC. All intercompany profits, balances and transactions have been eliminated in consolidation. Amounts as of December 31, 2009 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2009 included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission (“SEC”) on March 18, 2010. The Company commenced active operations on April 26, 2010, when the minimum required offering proceeds had been received and funds were released from escrow.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

2.	Summary of Significant Accounting Policies (cont.)

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash as of December 31, 2009, were escrowed investor proceeds of $164,500, for which shares of common stock had not yet been issued. These funds were subsequently released from escrow and are included in subscriptions received for common stock through the public offering in the accompanying condensed consolidated statement of stockholders’ equity and condensed consolidated statement of cash flows as of and for the nine months ended September 30, 2010, respectively.

Net Loss per Share

Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. The weighted average number of shares of common stock outstanding for the period April 26, 2010 through September 30, 2010 was 537,214 (including 12,514 shares declared as a stock dividend as of September 30, 2010 and distributed on October 18, 2010).

Concentration of Credit Risk

At September 30, 2010, the Company’s cash deposits exceeded federally insured amounts. However, the Company has not experienced any losses on the account. The Company continues to monitor the third-party depository institution that holds the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

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

Prior to the Company’s REIT election, which is intended to be effective for the 2010 tax year, it is subject to corporate federal and state income taxes on its taxable income. As of September 30, 2010 and December 31, 2009, the Company did not have taxable income.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

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

As of September 30, 2010, the Company had reimbursed the Advisor for offering costs of approximately $0.4 million. In addition, the Company had incurred selling commissions and marketing support fees of approximately $0.5 million and $0.2 million, respectively, all of which were deducted from the offering proceeds and charged to capital in excess of par value.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

(UNAUDITED)

5.	Related Party Arrangements (cont.)

The following related party costs incurred by the Company for the nine months ended September 30, 2010 and any related amounts payable as of September 30, 2010 for fees and expenses described above are summarized below:

	Incurred	Payable
Selling commissions*	$470,889	$10,482
Marketing support fees*	201,810	4,492
Reimbursement of other offering costs*	352,672	7,487
Reimbursement of organizational and operating expenses**	1,077,410	511,978

	$2,102,781	$534,439

*	Selling commissions, marketing support fees and reimbursements of offering costs are charged as incurred against stockholders’ equity in the accompanying condensed consolidated balance sheets.
**	Operating expenses are charged as incurred against general, operating and administrative expenses in the accompanying condensed consolidated statement of operations.

The Company has paid or accrued $672,699 in selling commissions and marketing support fees and paid or accrued $352,672 of other offering costs, which amounts represent the Company’s maximum liability for selling commissions, marketing support fees and other organizational and offering costs as of September 30, 2010. Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering. Also, as of September 30, 2010, all organizational and offering costs (other than selling commissions and marketing support fees) had been incurred by the Advisor and no such costs were paid directly by the Company. The Advisor has incurred on the Company’s behalf an additional $5,707,972 of costs in connection with the Offering (exceeding the 15% expense cap) as of September 30, 2010.

On August 11, 2010, the Company’s board of directors approved an amended and restated advisory agreement for the purpose of restructuring fees to be paid to the Advisor for certain services. Generally, the fee restructuring resulted in a reduction of the investment services fee from 3% to 1.85%, reduction of the disposition fee from 3% to 1%, the provision for a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1% of the gross amount of the refinancing, and the reduction from 8% to 6% the priority return that must be paid to stockholders before the Company may pay incentive fees to the Advisor (which priority return reduction is subject to the approval of the Company’s stockholders of an amendment to our articles of incorporation reflecting such change). The Company and its board of directors believe the fee revisions enable the Company to more effectively compete for capital and better align the interests of the Advisor with the interests of the Company’s stockholders.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010

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

For the three months ended September 30, 2010, the Company was obligated to distribute 12,514 shares of common stock. The shares were issued on October 18, 2010.

7.	Stockholders’ Equity

At September 30, 2010 and December 31, 2009, the Company was authorized to issue a total of 1,320,000,000 shares of capital stock consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value per share. As of September 30, 2010 and December 31, 2009, 743,706 common shares (including 12,514 shares distributed on October 18, 2010) and 22,222 common shares were issued and outstanding, respectively.

8.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

9.	Subsequent Events

A special meeting of the stockholders of the Company was held on October 27, 2010 for the purpose of considering and voting on the Company’s proposed Second Articles of Amendment and Restatement of its Articles of Incorporation (the “Second Amended and Restated Articles”). The Second Amended and Restated Articles was approved by the required majority of the issued and outstanding shares of common stock entitled to vote thereon as of August 16, 2010, the record date. The Second Amended and Restated Articles was filed with the State of Maryland Department of Assessments and Taxation on October 27, 2010.

During the period October 1, 2010 through November 8, 2010, the Company received additional subscription proceeds of approximately $2.5 million (249,180 shares). As of November 8, 2010, the aggregate subscription proceeds totaled approximately $9.5 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2010 and December 31, 2009, and for the three and nine months ended September 30, 2010. Amounts as of December 31, 2009, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 18, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal demands for funds will be for real estate and real estate-related acquisitions, for the payment of offering and operating expenses, and distributions, and for the payment of interest on any outstanding indebtedness. Until such time as our initial acquisitions reach stabilization, we expect to meet cash needs for operations and acquisitions from net offering proceeds (which means our gross offering proceeds, without deduction for volume and other discounts, less organizational and offering expenses) and from financings.

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

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If only a limited number of shares are sold in excess of the minimum offering amount, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

As of April 23, 2010, we had satisfied the escrow conditions of our Offering. On April 26, 2010, aggregate subscription proceeds of approximately $2.3 million were released from escrow, and we commenced operations. As of September 30, 2010 we had received aggregate subscription proceeds in connection with the Offering of approximately $7.1 million, in addition to the initial capital contribution received from our Advisor of $200,000. During the period October 1, 2010 through November 8, 2010, we had received total subscription proceeds of approximately $2.5 million.

On August 11, 2010, our board of directors approved an amended and restated advisory agreement for the purpose of restructuring fees to be paid to the Advisor for certain services. Generally, the fee restructuring resulted in a reduction of the investment services fee from 3% to 1.85% reduction of the disposition fee from 3% to 1%, the provision for a financing coordination fee for services rendered with respect to refinancing of any debt obligations of ours or our subsidiaries equal to 1% of the gross amount of the refinancing, and the reduction from 8% to 6% the priority return that must be paid to stockholders before we may pay incentive fees to the Advisor. Management and the board of directors believe the fee revisions enable us to more effectively compete for capital and better align the interests of our Advisor with the interests of our stockholders.

RESULTS OF OPERATIONS

From the time of our formation on December 12, 2008, through April 26, 2010, we had not commenced operations because we were in our developmental stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on April 26, 2010, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. Since we had not yet completed a property acquisition or made any other permitted investments as of September 30, 2010, our operating results for the three and nine months then ended include only organizational costs incurred on our behalf by our Advisor, and general, operating and administrative expenses of approximately $0.3 million and $1.0 million, respectively, consisting primarily of reimbursements of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance premiums, accounting and legal fees, and board of director fees. Generally, to the extent that operating expenses payable or reimbursable by us, in any Expense Year, exceed the greater of 2% of average invested assets or 25% of net income, our Advisor may be required to reimburse us.

The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of future performance due to the incurrence of organizational costs, the limited time in which we have been operational, and having not yet completed our first acquisition or other permitted investment.

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

As of September 30, 2010, we have paid or accrued $672,699 in selling commissions and marketing support fees and paid or accrued $352,672 of other offering costs, which amounts represent our maximum liability for selling commissions, marketing support fees and organizational and offering costs as of September 30, 2010. An additional $5,707,972 million of costs incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of September 30, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2010.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of September 30, 2010.

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

As of September 30, 2010, we have sold $7,053,431 (708,970 shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. Through September 30, 2010, the following costs have been recorded in connection with the issuance of the registered securities:

Selling Commissions	$470,889
Marketing support fee	201,810
Other offering costs and expenses	352,672

Offering and stock issuance costs*	$1,025,371

*	The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense cap and may not exceed 15% of the gross offering proceeds. An additional $5.7 million of costs incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of September 30, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, are approximately $6.0 million as of September 30, 2010. The selling commissions and marketing support fee are paid to CNL Securities Corp., our managing dealer, and a substantial portion of the selling commissions and expenses are expected to be reallowed to participating broker-dealers.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 2010.

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