Form 10-K
period 2010-12-31
CNL Macquarie Global Growth Trust, Inc.
filed 2011-03-03
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from              to

Commission file number: 333-156479

CNL Macquarie Global Growth Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-3859644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of exchange on which registered Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Aggregate market value of the common stock held by nonaffiliates of the registrant: No established market exists for the registrant’s shares of common stock, so there is no market value for such shares. Based on the $10.00 offering price of the shares, approximately $17.5 million of our common stock was held by non-affiliates as of February 28, 2011.

The number of shares of common stock outstanding as of February 28, 2011 was 1,772,005.

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

General

CNL Macquarie Global Growth Trust, Inc. is a Maryland corporation incorporated on December 12, 2008, that intends to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010. The terms “us,” “we,” “our,” “Company” and “CNL Macquarie Global Growth Trust” include CNL Macquarie Global Growth Trust, Inc. and each of its subsidiaries. CNL Macquarie Global Growth Trust is sponsored by CNL Financial Group, LLC (“CNL LLC”), an affiliate of CNL Financial Group, Inc. (“CNL”) and Macquarie Infrastructure and Real Assets Inc. (“MIRA Inc.”) (formerly Macquarie Capital Funds Inc.), a subsidiary of Macquarie Infrastructure and Real Assets (“MIRA”). MIRA is a division within Macquarie Funds Group, which is one of the operating groups within Macquarie Group Limited (“Macquarie”). We have retained CNL Macquarie Global Growth Advisors, LLC (our “Advisor”), a joint venture formed between an affiliate of CNL and an affiliate of MIRA, to provide management, acquisition, disposition, advisory and administrative services. Our office is located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida 32801.

We intend to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We will principally focus on acquiring commercial properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what we believe is positive demographic, political or structural changes which are expected to benefit real estate investments during our projected holding period. We may also purchase properties facing time-sensitive deadlines that we believe would benefit from a new leasing or management strategy and properties with deferred maintenance needs. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities (or “CMBS”). We may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We anticipate that up to 30% of our assets may be located outside the United States.

We plan to own substantially all of our assets and conduct our operations through CNL Macquarie Growth, LP, a Delaware limited partnership (the “Operating Partnership”). We currently own all of the limited partnership interests in our Operating Partnership. CNL Macquarie Growth GP, LLC, our wholly owned subsidiary (the “General Partner”), owns a 1% general partnership interest in our Operating Partnership.

Public Offering

Beginning on October 20, 2009, we offered for sale up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Offering”). We commenced operations on April 26, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow. The activities from December 12, 2008 (our inception) through April 25, 2010 were devoted to the organization of the Company. As of December 31, 2010, we had received total offering proceeds of approximately $12.6 million (1,264,974 shares) from 443 investors in connection with this Offering.

The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering or 33,416 shares of stock distributions.

Advisory Services

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, administering our bookkeeping and accounting functions, serving as our consultant in connection with policy decisions to be made by our board of directors, and identifying and making acquisitions and investments on our behalf. In exchange for these services, our Advisor is entitled to receive certain fees from us. Our Advisor will receive a monthly asset management fee in an amount equal to 0.08334% of the real estate asset value (as defined in the advisory agreement) of our properties, including our proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities, as of the end of the preceding month. For services rendered in connection with the selection, evaluation, structure and purchase of assets, our Advisor will receive an investment services fee equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets (except securities). No investment services fee will be paid to our Advisor in connection with our purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of each payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased. Our Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

In addition, we reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters, commencing the fourth full quarter (October 1, 2010) following the effective date of our Offering, exceed the greater of 2% of average invested assets or 25% of net income, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

In addition, our Advisor will be entitled to receive disposition fees and, under certain circumstances, certain incentive fees upon disposition of our assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The current advisory agreement continues through September 14, 2011, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

Investment Strategy and Objectives

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

•

explore liquidity options in the future, including the sale of either the Company or our assets, potential merger opportunities, or the listing of our common stock on a national securities exchange (“Listing”).

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

Our investments will be driven by a disciplined approach to identify attractive markets, sectors and properties on a global basis. This approach will include, but is not limited to, considering demographics, employment, trends, consumer spending patterns, political risk, currency risk and legal risk. Our Advisor will consider various factors in evaluating a decision to acquire a particular asset, including geographic location, historical performance, current condition and use of the asset, potential for more effective management, current and projected cash flow, potential for capital appreciation, potential for economic growth in the market in which the asset is located, potential and existing competition and tax considerations. Our Advisor, together with its sub-advisors, will use its market knowledge, experience, relationships, research capabilities and analytic skills to help identify attractive property acquisitions, underwrite an asset’s current performance, forecast changes, develop a strategic plan and make predictions for the optimal timing of the exit strategy with respect to the asset. Further, our Advisor will apply consistent underwriting procedures and processes to each acquisition.

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

•

We may not make or invest in any mortgage loan, excluding investments in mortgage programs or CMBS, unless an appraisal is obtained concerning the underlying property (unless the loan is insured or guaranteed by a government or governmental agency). In cases in which a majority of our independent directors so determine, and in all cases in which the mortgage loan involves our Advisor, sponsors, directors or affiliates, the appraisal of the underlying property must be obtained from an independent appraiser, maintained in our records for at least five years, and available for inspection and duplication by any stockholder. In addition to the appraisal, a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or condition of the title must be obtained to the extent available in the applicable jurisdiction.

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

•

We may not make loans to our Advisor, a sponsor, a director or any affiliate thereof, except (i) mortgage loans subject to restrictions governing loans contained in our articles of incorporation, or (ii)

loans to our subsidiaries, subject to certain parameters or as otherwise provided for in our articles of incorporation.

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

Borrowing Policies

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings between 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Our board of directors has adopted a policy to generally limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. We intend to have lower leverage than our policy permits, although initially our aggregate borrowings may be greater than 40% to 60% of the aggregate value of our assets. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. We have not established any financing sources at this time.

Tax Status

We intend to make an election to be taxed as a REIT under Sections 856(c) of the Internal Revenue Code (the “Code”) commencing with our taxable year ended December 31, 2010. In order to be taxed as a REIT, we will be subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain foreign, state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we conduct business.

Prior to 2010 and our REIT election our operations were taxable, however we did not have earnings.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete for investments and financing with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we will. We may also compete with affiliates to acquire and finance properties and other investments.

Market Conditions

Beginning in 2008 the global and U.S. economy deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as companies across most industries. As of the date of this report, there continues to be a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the short and long-term impact of these events will be on the global and U.S. economies and individual businesses. Certain economic data reflect signs of improvement, albeit extremely modest, while unemployment remains high. Concerns over inflation have emerged around the globe fueled by increasing oil and other commodity prices. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. While we remain cautious about the impact of these events, we are optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

Employees

We have no employees. We have retained our Advisor and certain of its affiliates to provide management, acquisition, advisory and certain administrative services.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We intend to furnish our stockholders with annual reports containing consolidated financial statements certified by an independent public accounting firm. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) where you can search for annual, quarterly and current reports, proxy and information statements, and other information regarding us and other public companies.

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

Offering Related Risks

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

Our shares are not listed and there is no current public market for shares of our common stock. There is no assurance that one will develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares could be less than what you paid or less than your proportionate value of the assets we own. There likely will not be any independent third party value of the shares. Additionally, although we intend to have a share redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption requests. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all. As a result, you should purchase shares of our common stock only as a long-term investment.

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

Our Offering is a “best efforts” offering and the number and type of investments we make will depend on the total proceeds raised in the Offering. In the event we raise substantially less than the maximum offering amount, we will make fewer investments, resulting in a less diversified portfolio of investments in terms of number, amount and location.

The Offering is being made on a “best efforts” basis, which means our managing dealer and participating brokers are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of our shares. We are not required to sell the full amount offered in our prospectus. If the total proceeds from the Offering are substantially less than the maximum offering amount, we will make fewer investments, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our real property investments are located and the types of investments that we make. A lack of diversification would increase the likelihood that any single investment’s performance would materially affect our overall investment performance. Your investment in our shares will be subject to greater risk to the extent that we have limited diversification in our portfolio of investments. Additionally, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income.

Company Related Risks

We and our Advisor have limited operating histories and the prior performance of real estate investment programs sponsored by CNL, MIRA, or their affiliates, may not be indicative of our future results.

We and our Advisor have limited operating histories. Prior to April 26, 2010, the date our operations commenced, we had no previous performance history. You should not rely upon the past performance of other real estate investment programs sponsored by CNL or MIRA to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, our Advisor must, among other things:

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

Because we rely on affiliates of CNL or MIRA for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

CNL and MIRA, through one or more of their respective affiliates or subsidiaries, jointly own and control our Advisor and our property manager. CNL and MIRA each also separately own and control, directly or through affiliates or subsidiaries, our Advisor’s sub-advisors and entities that are expected to provide property management services to us. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp., the managing dealer of the Offering. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

Further, our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel of our Advisor, its affiliates and related parties, each of whom would be difficult to replace. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us or our Advisor. Although several of our executive officers and other key employees of affiliates of our Advisor, including Andrew A. Hyltin and Steven D. Shackelford, have entered into employment agreements with affiliates of our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain employed by our Advisor or its affiliates. We do not maintain key person life insurance on any of our executive officers.

In addition, the joint venture operating agreement for our Advisor and property manager provides for the purchase by one member of the membership interests of the other member under the terms, and subject to the conditions, set forth in the agreement. We may lose the services of either of CNL or MIRA and their respective affiliates and related parties if one party exercises its purchase right.

We may suffer from delays in selecting, acquiring and/or developing suitable properties.

Even if we are successful in raising sufficient capital, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor, its affiliates and related parties at times when management of our Advisor, its affiliates and related parties are simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL, MIRA or their affiliates , some of which have investment objectives and employ investment strategies that are similar to ours. Furthermore, our investments may not yield immediate returns. For example, properties acquired prior to the start of construction or during the early stages of construction will typically not generate income for some period of time.

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

Our ability to replace our property manager may be limited. Under the terms of our property management agreement, we may terminate the agreement (i) in the event of our property manager’s voluntary or involuntary bankruptcy or a similar insolvency event, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the property manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the property manager.

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

In order to be excluded from regulation under the Investment Company Act, we intend to engage primarily in the business of acquiring real property, making mortgage loans and other loans collateralized by interests in real estate and making other real estate-related investments. We intend to rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority owned subsidiaries. We may rely on any other exemption or exclusion under the Investment Company Act. For one of the available exemptions, mortgage-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

There can be no assurance that we will be able to achieve expected cash flows necessary to initially pay or maintain cash distributions at any particular level, or that cash distributions, if any, will increase over time.

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

We expect to generate little, if any, cash flow from operations or funds from operations (“FFO”) until we make substantial investments. Further, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital, our ability to make distributions may be negatively affected, especially during our early stages of operations. Accordingly, until such time as we are generating operating cash flow or FFO, we may determine not to pay distributions or to pay all or a portion of our distributions from sources other than net operating cash flows, such as cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. To the extent we use sources of cash flow other than cash flow from operations or FFO to pay distributions, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations or FFO may not be sustainable. If proceeds are used to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors. We currently have no plans regarding when cash distributions will commence.

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

Our board of directors authorized a stock distribution on the outstanding shares of all common stockholders of record as of the close of business each day commencing on July 1, 2010, payable quarterly. This distribution policy will continue until terminated or amended by our board of directors. We intend to buy assets that have little or no operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not currently intend to change our $10.00 per share public offering price. Therefore, investors who purchase our shares early in this offering, as compared with later investors, will receive more shares for the same cash investment as a result of this stock distribution policy. Because they own more shares, upon a sale or liquidation of the Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. Furthermore, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the net asset value per share for later investors purchasing our stock will be below the net asset value per share of earlier investors.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor, Its Affiliates and Related Parties

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates and related parties, including the material conflicts discussed below.

Our Advisor, property manager and other entities affiliated with CNL or MIRA that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our property manager and the executive officers and employees of entities affiliated with CNL or MIRA, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored, jointly or individually, by CNL, MIRA or their respective affiliates, including Macquarie CNL Global Income Trust, Inc., and may have other business interests as well. Our directors, James M. Seneff, Jr. and Matthew S. Banks, also are managers of our Advisor and officers and/or directors of other entities affiliated with our Advisor, including the advisors to other real estate investment programs sponsored, jointly or individually, by CNL, MIRA or their respective affiliates, including Macquarie CNL Global Income Trust, Inc. We will have in common with Macquarie CNL Global Income Trust, Inc. the same initial executive officers. Additionally, our Advisor and the advisor to Macquarie CNL Global Income Trust, Inc. will have in common the same initial managers, executive officers and investment committee members. We currently anticipate that our executive officers and the executive officers of our Advisor that are common to both our Advisor, and the advisor of Macquarie CNL Global Income Trust, Inc., will, on average, devote approximately one-third of their time to our business and operations, approximately one-third of their time to the business and operations of Macquarie CNL Global Income Trust, Inc., and the balance of their time will be devoted to other individual or joint real estate programs of CNL, MIRA or their affiliates, as applicable. It is also intended that the managers of our Advisor (who are not also executive officers of our Advisor) and the investment committee members of our Advisor will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Other real estate investment programs sponsored by CNL, MIRA, or their respective affiliates use investment strategies that are similar to ours, our Advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL, MIRA or their respective affiliates, including Macquarie CNL Global Income Trust, Inc., may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL has one public and MIRA and its affiliates have nine unlisted, active real estate investment programs with investment strategies similar to ours. In addition, affiliates of CNL LLC and MIRA are jointly sponsoring Macquarie CNL Global Income Trust, Inc. an active real estate investment program. All of these programs invest in commercial properties. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL, MIRA or their affiliates and managed by the executive officers and employees of our Advisor or its affiliates that are also buying properties and other real estate-related investments. We cannot assure you that properties we want to acquire will be allocated to us in this situation. Neither CNL, MIRA nor their respective affiliates are required to allocate any prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL, MIRA or their affiliates. We also may be precluded from certain investment opportunities. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL, MIRA or their respective affiliates own properties. If one of such other programs sponsored by CNL, MIRA or their respective affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

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

Because the managing dealer is an affiliate of our Advisor, investors will not have the benefit of an independent review of us or the Offering, which are customarily performed in underwritten offerings.

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

We may internalize management functions provided by our Advisor, our property manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor or its affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our property manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in the Offering and could reduce the net income per share and FFO per share attributable to your investment.

In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and FFO. We cannot reasonably estimate the amount of fees to our Advisor, property manager and other affiliates we would save, and the costs we would incur, if we acquired these entities. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, property manager and other affiliates, our net income per share and FFO per share would be lower than they otherwise would have been had we not acquired these entities.

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

•	variations in currency exchange rates;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•	any changes in foreign tax laws might have a negative impact to us or our stockholders;

•	lack of uniform accounting standards (including availability of information prepared in accordance with GAAP);

•	more stringent environmental laws and operational health and safety regulations or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

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

We may enter into joint ventures or other co-ownership arrangements with other real estate investment programs sponsored by CNL or MIRA or with other third parties. We may also purchase and develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

From time to time, we may attempt to acquire multiple properties in a single transaction. Portfolio acquisitions are more complex and expensive than single property acquisitions, and the risk that a multiple-property acquisition does not close may be greater than in a single-property acquisition. Portfolio acquisitions may also result in us owning investments in geographically dispersed markets, resulting in additional demands on our Advisor and property manager in managing the properties in the portfolio. In addition, a seller may require that a group of properties be purchased as a package even though we may not want to purchase one or more properties in the portfolio. In these situations, if we are unable to identify another person or entity to acquire the unwanted properties, we may be required to operate or attempt to dispose of these properties. Dispositions of properties outside of the safe harbor rules under the Code could cause us to pay a tax equal to the entire gain if the disposition is deemed a prohibited transaction. We also may be required to accumulate a large amount of cash to fund such acquisitions. We would expect the returns that we earn on such cash to be less than the returns on real property. Therefore, acquiring multiple properties in a single transaction may reduce the overall yield on our portfolio.

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

In some instances we may sell a property by providing financing to the purchaser. In so doing, however, we will bear the risk that the purchaser defaults on its obligation. There are no limits or restrictions on our ability to accept purchase money obligations. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders, or our reinvestment in other assets, will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

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

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing collateralized by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancings of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

We may engage in hedging transactions to manage the risk of changes in interest rates, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. We may use derivative financial instruments for this purpose, collateralized by our assets and investments.

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

The CMBS in which we may invest are subject to all of the risks of the underlying mortgage loans and the risks of the securitization process.

CMBS are securities that evidence interests in, or are collateralized by, a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, these securities are subject to all of the risks of the underlying mortgage loans.

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

Commercial mortgage loans are collateralized by commercial property. The ability of a borrower to repay a loan collateralized by a commercial property typically is dependent primarily upon the successful operation of the underlying property, rather than on any independent income or assets of the borrower. A borrower’s net income and, therefore, its ability to pay us, may be affected by a variety of factors, including number and mix of tenants, property management decisions, property location and condition, competition, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

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

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans collateralized by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans collateralized by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the entity owning the real property. These types of investments involve a higher degree of risk than loans secured by a first mortgage on income producing real property. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is satisfied. As a result, we may not recover some or all of our investment. Additionally, mezzanine loans may have a higher loan-to-value ratio than traditional mortgage loans, resulting in less equity in the property, which increases our risk of loss of principal. Mezzanine loans also may be particularly illiquid due to their short life and the greater difficulty of recoupment in the event of a borrower’s default. As a result, our ability to vary our portfolio of such loans in response to changes in economic and other conditions may be relatively limited.

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

Arnold & Porter LLP has rendered an opinion to us that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, (or the “Code”) for our taxable year ended December 31, 2010, and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2010. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Arnold & Porter LLP will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Arnold & Porter LLP’s legal judgment based on the law in effect as of the date of the prospectus for the Offering. Arnold & Porter LLP’s opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered prohibited transactions under the Code. Any “inventory-like” sales, such as the sale of condominiums, would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the 100% penalty tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax and thereby reducing the amount of cash available for investment by us or distribution to stockholders.

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

As a REIT, the value of our investment in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

If you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

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

Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes. For example, if we have gain from a “prohibited transaction,” such gain will be subject to the 100% penalty tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. We may also be subject to state and local taxes on our income or property, either directly or at the level of our operating partnership or at the level of the other entities through which we indirectly own our assets.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by corporations prior to 2011 to individuals, trusts and estates to a maximum of 15%. In late 2010, legislation was enacted to extend this reduced rate for two years. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35% has not been affected. However, as a REIT, we generally would not be subject to federal or state corporate income taxes on that portion of our ordinary income or capital gain that we distribute currently to our stockholders, and we thus expect to avoid the “double taxation” typically imposed on other corporations.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

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

Not applicable.

Item 2.	PROPERTIES

None.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

We commenced our initial public offering of shares of our common stock on October 20, 2009. Until our receipt and acceptance of subscriptions aggregating at least the minimum offering amount of $2.0 million, all subscription proceeds were placed in escrow pursuant to the terms of an escrow agreement with UMB Bank, N.A. As of April 23, 2010, we satisfied the conditions of this escrow and we accepted subscriptions for approximately 234,000 shares of our common stock received through April 23, 2010 in the aggregate amount of approximately $2.3 million, which funds we received on April 26, 2010, and we commenced operations.

As of December 31, 2010, in addition to the 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering, we had received total offering proceeds of approximately $12.6 million (1,264,974 shares) from 443 investors pursuant to a registration statement on Form S-11 filed under the Securities Act of 1933. In addition, during the period January 1, 2011 through February 28, 2011, we received an additional $4.5 million (451,392 shares). As of February 28, 2011 we had 589 common stockholders of record.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation, which allow us to make distributions of cash or other property, which may include our own securities. Whether in cash, our own securities or other property, or combination thereof, we intend to declare distributions daily and pay distributions to our stockholders on a quarterly basis.

The type, amount, frequency or basis of distributions declared to our stockholders is determined by our board of directors and is dependent upon a number of factors, including expected and actual cash flow from operations or FFO for the year, our financial condition, a balanced analysis of value creation reflective of both current and expected long-term stabilized cash flows from our properties, our objective of qualifying as a REIT for U.S. federal income tax purposes, the actual operating results of each month, economic conditions, other operating trends, capital requirements and avoidance of volatility of distributions.

We are required to distribute at least 90% of our federal taxable income to qualify as a REIT, and maintain our REIT qualification, for tax purposes. We expect to have little, if any, cash flow from operations or FFO available for distribution until we make substantial investments. Therefore, until such time as we have sufficient cash flow from operations or FFO to fund fully the payment of distributions therefrom, some or all of our cash distributions may be paid from other sources, such as from cash flows generated by financing activities, a component of which includes borrowings, whether collateralized by our assets or unsecured, and the proceeds of the Offering. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. Our Advisor, its affiliates or related parties also may advance cash to us or waive asset management fees to provide us with additional cash, although they are not required to do so. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income and cash flow earned in that particular distribution period, but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform.

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

We have distributed, and may continue to distribute, our own securities in lieu of making cash distributions to stockholders in order to retain our cash for investment opportunities. This enables us to focus our investment strategy on commercial properties that may generate little or no cash flow initially, but have strong potential for long term capital appreciation.

On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365 days calendar year), payable to all common stockholders of record as of the close of business on each day (the “Distribution Rate and Payment Authorization”) commencing on July 1, 2010 and ending on September 30, 2010 (the “Initial Calendar Quarter”). The Distribution Rate and Payment Authorization is authorized to continue for each calendar quarter thereafter until terminated or amended by our board of directors.

Distributions for the Initial Calendar Quarter and subsequent calendar quarters was, and will be, calculated for each stockholder for each day the stockholder has been a stockholder of record in such quarter and such distribution shares will be issued and recorded in the stockholder records of the Company, on or about the 15th day of the calendar month immediately following the last day of the applicable calendar quarter. Fractional shares of common stock accruing as distributions will be rounded to the nearest hundredth when issued on the distribution date.

These distributions of new common shares to the recipient stockholders are non-taxable distributions.

For the period July 1, 2010 through December 31, 2010, we declared total distributions of 33,416 shares of common stock. We distributed 12,514 shares of common stock on October 18, 2010 and the remaining shares were distributed on January 14, 2011.

We did not have distributable earnings in 2010.

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

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File No. 333-156479), covering a public offering of up to 150,000,000 shares of common stock, was declared effective by the SEC. The offering commenced October 20, 2009 and is ongoing.

As of December 31, 2010, we have sold approximately $12.6 million (1.3 million shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering. Through December 31, 2010, the following costs have been recorded in connection with the issuance of the registered shares:

Selling commissions	$	847,768
Marketing support fee		363,329
Other offering costs and expenses		629,794

Offering and stock issuance costs*	$	1,840,891

*	The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense cap and may not exceed 15% of the gross offering proceeds. An additional $5.9 million of other offering costs and expenses incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of December 31, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, are approximately $10.8 million as of December 31, 2010. The selling commissions and marketing support fee are paid to CNL Securities Corp., our managing dealer, and a substantial portion of the selling commissions and expenses are expected to be re-allowed to participating broker-dealers.

We intend to pay offering expenses, acquire properties, and make other permitted investments with the proceeds from the Offering. In addition, until such time as we have operating cash flows from our assets, we will also pay operating expenses from our net offering proceeds.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We have adopted a share redemption plan that allows our stockholders who hold shares for at least one year to request that we redeem between 25% and 100% of their shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•

if we elect to redeem shares, some or all of the proceeds from the sale of shares under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

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

During the period of any public offering, the repurchase price will not exceed the then current public offering price for our shares (other than the price at which shares are sold under our Distribution Reinvestment Plan). Shares issued as stock distributions pursuant to our stock distribution policy shall be deemed to have a purchase price equal to the then current public offering price in effect on the date such shares are issued. The holding period for shares issued as stock distributions shall commence on the date such shares are issued.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest.

There were no shares redeemed for the year ended December 31, 2010.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Macquarie Global Growth Trust, Inc. should be read in conjunction with “Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. – Financial Statements and Supplementary Data”.

	Years Ended December 31,
	2010(¹)	2009(¹)	2008(¹)
Operating Data:
Net loss	$(1,402,979)	-	-
Net loss per share (basic and diluted)	(1.89)	-	-
Weighted average shares outstanding (basic and diluted)	742,728	-	-
Cash used in operating activities	(836,067)	-	-
Cash provided by financing activities	10,805,908	-	-

Balance Sheet Data:
Cash and cash equivalents	$10,169,462	$199,621	$200,200
Total assets	10,192,459	364,500	200,200
Total liabilities	640,464	164,500	200
Stockholders’ equity	9,551,995	200,000	200,000

Other Data:
Funds from operations (“FFO”)(2)	$(1,402,979)	$-	$-
FFO per share	(1.89)	-	-

FOOTNOTES:

(1)	Operations commenced on April 26, 2010 when we received the minimum offering proceeds and approximately $2.3 million were released from escrow. The results of operations for the years ended December 31, 2010, 2009 and 2008 are not necessarily indicative of future performance due to the limited time during which we were operational and having not yet completed our first investment. The results of operations for the year ended December 31, 2010 includes only organizational costs incurred on our behalf by our Advisor, and general, operating and administrative expenses. Selected financial data for 2008 covers the period December 12, 2008 (date of inception) through December 31, 2008.

(2)	FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance.

FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which is not immediately apparent from net income (loss) alone.

Accordingly, we believe that in order to facilitate a clear understanding of our operating performance between periods and as compared to other equity REITs, FFO should be considered in conjunction with our net income (loss) and cash flows as reported in the accompanying consolidated financial statements and notes thereto. FFO (i) does not represent cash generated from operating activities determined in accordance with GAAP (which, unlike FFO, generally reflects all cash effects of transactions and other events that enter into the determination of net income (loss)), (ii) is not necessarily indicative of cash flow available to fund cash needs and (iii) should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indication of our operating performance, or to cash flow from operating activities determined in accordance with GAAP as a measure of either liquidity or our ability to make distributions. FFO as presented may not be comparable to amounts calculated by other companies.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Outlook

Beginning in 2008 the global and U.S. economy deteriorated significantly, which negatively impacted foreign and domestic stock markets and banking systems as well as companies across most industries. As of the date of this report, there continues to be a great deal of uncertainty regarding whether conditions will continue to worsen, the duration of the economic downturn, and what the short and long-term impact of these events will be on the global and U.S. economies and individual businesses. Certain economic data reflect signs of improvement, albeit extremely modest, while unemployment remains high. Concerns over inflation have emerged around the globe fueled by increasing oil and other commodity prices. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. While we remain cautious about the impact of these events, we are optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are unavailable.

Overview

We are a Maryland corporation incorporated on December 12, 2008 that intends to elect to be taxed as a REIT for U.S. federal income tax purposes. We intend to invest in and operate growth-oriented commercial real estate and real estate-related assets on a global basis. We may invest in a range of real estate sectors including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. We will focus on acquiring properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what we believe is positive demographic, political or structural changes which are expected to benefit real estate investments during our projected holding period. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and CMBS. We also may invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We initially anticipate that up to 30% of our assets may be located outside the United States. The net offering proceeds will provide funds to enable us to purchase properties and other real estate-related investments. The number of assets we acquire will depend upon the number of shares sold in the Offering and the resulting amount of the net offering proceeds available for investment in properties. See “Item 1A. Risk Factors — Offering Related Risks.”

We intend to make an election under Section 856(c) of the Code to be taxed as a REIT for our taxable year ended December 31, 2010. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we make an election to be taxed as a REIT and later fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and operate in a manner that will enable us to qualify as a REIT for federal income tax purposes.

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

Recently issued accounting pronouncements may affect the way we would currently account for certain transactions and/or derive certain estimates. For additional information, see “Recent Accounting Pronouncements” below.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material inter-company transactions, balances and profits have been eliminated in consolidation. The determination of whether the Company is the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

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

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in earnings. The determination of whether a security is other-

than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments in debt securities with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery within a reasonable period of time up to or beyond the cost of the investments.

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

Income Taxes

We intend to be taxed as a REIT under the Code, and intend to operate as such beginning with our taxable year ended December 31, 2010. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders

(which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to U.S. federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and will operate in such a manner as to qualify for treatment as a REIT. Notwithstanding our intent to be treated as a REIT, we may be subject to U.S. federal taxes if we form a TRS to conduct certain activities and will be subject to taxes in other jurisdictions such as state, local or foreign jurisdictions.

Results of Operations

From the time of our formation on December 12, 2008, through April 25, 2010, we had not commenced operations because we were in our developmental stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on April 26, 2010, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow. Since we had not yet completed a property acquisition or made any other permitted investments as of December 31, 2010, our operating results for the year then ended include only organizational costs incurred on our behalf by our Advisor, and general, operating and administrative expenses of approximately $1.4 million, consisting primarily of personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance premiums, accounting and legal fees, and board of director fees. Beginning October 1, 2010, to the extent that operating expenses payable or reimbursable by us, in any expense year, exceed the greater of 2% of average invested assets or 25% of net income, our Advisor may be required to reimburse us.

The results of operations for the year ended December 31, 2010, are not necessarily indicative of future performance due to the incurrence of organizational costs, the limited time in which we have been operational, and having not yet completed our first acquisition or other permitted investment.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in Item 1A. “Risk Factors” section of this annual report.

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

As of December 31, 2010, we have paid or accrued approximately $1.2 million in selling commissions and marketing support fees and paid or accrued approximately $0.6 million of other offering costs, which amounts represent our maximum liability for selling commissions, marketing support fees and organizational and offering costs as of December 31, 2010. An additional $5.9 million of costs incurred in connection with the Offering (exceeding the 15% expense cap) has been paid by our Advisor on our behalf as of December 31, 2010. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

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

We did not have distributable earnings in 2010. We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when cash distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make cash distributions may be negatively impacted, especially during our early periods of operation. There will be a delay between the sale of our shares and the purchase and subsequent stabilization of properties or other investments, which could result in a delay in our ability to make cash distributions to our stockholders. Therefore, we may determine not to pay cash distributions or to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so. Additionally, we may choose to continue to make distributions in our own securities in lieu of making cash distributions. Stock distributions preserve cash as properties achieve stabilization.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings between 40% and 60% of the aggregate value of our assets once we own a seasoned and stable portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate property and only will apply once we have ceased raising capital under our current or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each real estate property we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

We, through subsidiaries of our Operating Partnership formed to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is secured only by the assets to which such indebtedness relates, without recourse to the borrower or any of its subsidiaries, other than in the case of customary carve-outs for which the borrower or its subsidiaries act as guarantor in connection with such indebtedness, such as fraud, misappropriation, misapplication of funds, environmental conditions and material misrepresentation.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed FFO. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

We have not yet entered into any commitments to acquire any specific property or to make or invest in any specific loan or other permitted investment. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment in such properties, loans and other permitted investments. If the number of shares sold is substantially less than the maximum amount of the offering, then we will likely make only one or a limited number of investments and we will not achieve a significant diversification of our investments.

As of April 23, 2010, we had satisfied the escrow conditions of our Offering. On April 26, 2010, aggregate subscription proceeds of approximately $2.3 million were released from escrow, and we commenced operations. As of December 31, 2010 we had received aggregate proceeds in connection with the Offering of approximately $12.6 million, in addition to the initial capital contribution received from our Advisor of $200,000. During the period January 1, 2011 through February 28, 2011, we had received additional offering proceeds of approximately $4.5 million.

On August 11, 2010, our board of directors approved an amended and restated advisory agreement for the purpose of restructuring fees to be paid to the Advisor for certain services. Generally, the fee restructuring resulted in a reduction of the investment services fee from 3% to 1.85%, a reduction of the disposition fee from 3% to 1%, the provision for a financing coordination fee for services rendered with respect to refinancing of any debt obligations of ours or our subsidiaries equal to 1% of the gross amount of the refinancing, and the reduction from 8% to 6% of the priority return that must be paid to stockholders before we may pay incentive fees to the Advisor. Management and the board of directors believe the fee revisions enable us to more effectively compete for capital and better align the interests of our Advisor with the interests of our stockholders.

Contractual Obligations

We had no contractual obligations as of December 31, 2010.

Election as a REIT

We intend to elect to be taxed as a REIT for our taxable year ended December 31, 2010. In order to be taxed as a REIT, we will be subject to a number of organizational and operational requirements, including the requirement to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income. If we qualify for taxation as a REIT, we generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain foreign, state and local taxes on our income and property, federal income and excise taxes on our undistributed income.

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

Off Balance Sheet Arrangements

As of December 31, 2010, we had no off balance sheet arrangements.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Macquarie Global Growth Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 2, 2011

Orlando, Florida

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2010	December 31, 2009

Cash and cash equivalents	$10,169,462	$199,621
Restricted cash	-	164,500
Due from related party	-	379
Prepaid expenses	22,997	-

Total assets	$10,192,459	$364,500

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$13,063	$-
Due to related parties	627,401	-
Escrowed investor proceeds	-	164,500

Total liabilities	640,464	164,500

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	-	-
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 1,320,612 shares issued and outstanding as of December 31, 2010 (including 20,902 shares declared as a stock dividend as of December 31, 2010 and distributed on January 14, 2011) and 22,222 shares issued and outstanding as of December 31, 2009, respectively	13,206	222
Additional paid-in capital	10,941,768	199,778
Accumulated loss	(1,402,979)	-

Total stockholders’ equity	9,551,995	200,000

Total liabilities and stockholders’ equity	$10,192,459	$364,500

See accompanying notes to consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended December 31, 2010
Expenses:
General, operating and administrative	$1,382,174
Organizational costs	20,805

Total expenses	1,402,979

Net loss	$(1,402,979)

Net loss per share of common stock (basic and diluted)	$(1.89)

Weighted average number of shares of common stock outstanding (basic and diluted)	742,728

See accompanying notes to consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Par Value	Additional Paid in Capital	Accumulated Loss	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2008	24,010	$240	$199,760	$-	$200,000
Cancelation of original issuance of common stock	(24,010)	(240)	(199,760)		(200,000)
Reissuance of common stock	22,222	222	199,778		200,000

Balance at December 31, 2009	22,222	$222	$199,778	$-	$200,000
Subscriptions received for common stock through public offering	1,264,974	12,650	12,583,215		12,595,865
Stock issuance and offering costs			(1,840,891)		(1,840,891)
Stock distribution	33,416	334	(334)		-
Net loss				(1,402,979)	(1,402,979)	(1,402,979)

Total comprehensive loss						$(1,402,979)

Balance at December 31, 2010	1,320,612	$13,206	$10,941,768	$(1,402,979)	$9,551,995

See accompanying notes to consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 2010
Net Cash Flows from Operating Activities:
Net loss	$(1,402,979)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(22,997)
Due from related party	379
Accounts payable	13,063
Due to related parties	576,467

Net cash used in operating activities	(836,067)

Net Cash Flows from Financing Activities:
Subscriptions received for common stock through public offering	12,595,865
Payment of stock issuance costs	(1,789,957)

Net cash flows provided by financing activities	10,805,908

Net Increase in Cash	9,969,841
Cash and cash equivalents at December 31, 2009	199,621

Cash and cash equivalents at December 31, 2010	$10,169,462

Supplemental Disclosure of Non-Cash Transactions:
Amounts incurred but not paid (included in Due to related parties):
Increase in other offering costs due to affiliates	$16,978

Increase in selling commissions and marketing support fees due to related parties	$33,956

See accompanying notes to consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Organization

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

The Company plans to own substantially all of its assets and conduct its operations through CNL Macquarie Growth, LP, a Delaware limited partnership (the “Operating Partnership”). The Company currently owns all of the limited partnership interests and, through its wholly owned subsidiary, CNL Macquarie Growth GP, LLC (“General Partner”), owns all of the general partnership interests in the Operating Partnership.

The Company’s advisor is CNL Macquarie Global Growth Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture formed between affiliates of CNL Financial Group, LLC (“CNL LLC”) and Macquarie Infrastructure and Real Assets Inc. (“MIRA Inc.”) (formerly Macquarie Capital Funds Inc.), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor dated September 15, 2009, which was amended and restated on August 11, 2010. The Advisor has entered into sub-advisory agreements with each of CNL Global Growth Advisors, LLC, an affiliate of CNL LLC, and Macquarie Global Growth Advisors LLC, an affiliate of MIRA Inc., to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor will retain ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement. At inception affiliates of CNL LLC owned a 62.5% managing equity interest in the Advisor and a 36.5% non-managing interest for a combined 99% of the equity interests, and an affiliate of MIRA Inc. owned a 1% managing equity interest. On April 9, 2010, an affiliate of MIRA Inc. purchased the 36.5% non-managing equity interest from the affiliate of CNL LLC, resulting in a combined 37.5% equity interest. Notwithstanding the equity ownership in the Advisor, CNL LLC and MIRA Inc. each beneficially own 50% of the Advisor and share equal control over the Advisor through their control of their respective affiliates.

Upon formation, the Advisor acquired 24,010 shares of the Company’s common stock for $200,000. On June 17, 2009, the Company canceled the original 24,010 shares issued to the Advisor and replaced them with an issuance of 22,222 shares of the Company’s common stock.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933, of which initially 3,750,000 shares are being offered pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per share. On April 23, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on April 26, 2010 subscription proceeds of approximately $2.3 million were released from escrow and the Company commenced operations. As of December 31, 2010, the Company had received aggregate offering proceeds of approximately $12.6 million.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control including the Operating Partnership and its General Partner. All intercompany profits, balances and transactions have been eliminated in consolidation.

Use of Estimates

Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

Restricted Cash and Escrowed Investor Proceeds

The Company is currently engaged in a public offering of its common stock. Included in restricted cash as of December 31, 2009, were escrowed investor proceeds of $164,500, for which shares of common stock had not yet been issued. These funds were subsequently released from escrow and are included in subscriptions received for common stock through the public offering in the accompanying consolidated statement of stockholders’ equity and consolidated statement of cash flows as of December 31, 2010.

Net Loss per Share

Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period in which the Company was operational. The weighted average number of shares of common stock outstanding for the period April 26, 2010 through December 31, 2010 was 742,728 (including 20,902 shares declared as a stock dividend as of December 31, 2010 and distributed on January 14, 2011).

Concentration of Credit Risk

As of December 31, 2010, the Company’s cash deposits exceeded federally insured levels. However, the Company continues to monitor the third-party depository institution that holds the Company’s restricted cash, and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

3.	Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856(c) of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), commencing with its taxable year ended December 31, 2010. In order to be taxed as a REIT, the Company will be subject to a number of organizational and operational requirements, including the requirement to make distributions to its stockholders each year of at least 90% of its REIT taxable income (excluding any net capital gain). If the Company qualifies for taxation as a REIT, the Company generally will not be subject to U.S. federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which the Company conducts business.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Income Taxes (cont.)

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a TRS for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state and foreign laws, a TRS will be subject to tax on its taxable income.

Prior to 2010 and the Company’s REIT election its operations were taxable, but we did not have earnings.

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

As of December 31, 2010, the Company had reimbursed the Advisor for offering costs of approximately $0.6 million. In addition, the Company had incurred selling commissions and marketing support fees of approximately $0.8 million and $0.4 million, respectively, all of which were deducted from the offering proceeds and charged to additional paid in capital.

5.	Related Party Arrangements

All of the Company’s executive officers are executive officers of or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL. The Advisor and its affiliates are entitled to receive fees and compensation in connection with the Offering and permanent financings that the Company obtains, and the acquisition, management and sale of the Company’s assets.

The Advisor and its affiliates are also entitled to reimbursement of certain costs incurred on behalf of the Company in connection with the Company’s organization, the Offering, acquisitions, and operating activities. To the extent that operating expenses payable or reimbursable by the Company, in any four consecutive fiscal quarters commencing with October 1, 2010 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

CNL Securities Corp., the managing dealer, receives selling commissions of up to 7% of gross offering proceeds on all shares sold, a marketing support fee of up to 3% of gross offering proceeds, and reimbursement of actual expenses incurred in connection with due diligence of the Offering. All or any portion of these fees may be re-allowed to participating brokers.

The Company also pays CNL Capital Markets Corp., an affiliate of CNL, an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement entered into between the Company and CNL Capital Markets Corp.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets for services rendered in connection with the selection, evaluation, structure and purchase of assets. No investment services fee is paid in connection with the purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, at the time of each payment such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

Under the advisory agreement, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the agreement) of the Company’s properties, including its proportionate share of those properties owned in joint ventures, and of the outstanding principal amount of any loans made, and an amount equal to 0.1042% of the book value of securities owned, as of the end of the preceding month.

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, at the time of such payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are being sold. Any disposition fee paid to an affiliate or related party of the Advisor in connection with the sale of securities will be included in the Company’s total operating expenses for purposes of calculating conformance with the 2%/25% guidelines, as defined in the advisory agreement.

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a Listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction. However, once a Listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a Listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Related Party Arrangements (cont.)

The following related party costs incurred by the Company for the year ended December 31, 2010 and any related amounts payable as of December 31, 2010 for fees and expenses described above are summarized below:

	Incurred	Payable
Selling commissions*	$847,768	$23,769
Marketing support fees*	363,329	10,187
Reimbursement of other offering costs*	629,794	16,978
Reimbursement of organizational and operating expenses**	1,274,399	576,467

	$3,115,290	$627,401

*	Selling commissions, marketing support fees and reimbursements of offering costs are charged as incurred against stockholders’ equity in the accompanying condensed consolidated balance sheets.
**	Operating expenses are charged as incurred against general, operating and administrative expenses in the accompanying condensed consolidated statement of operations.

The Company has paid or accrued approximately $1.2 million in selling commissions and marketing support fees and paid or accrued approximately $0.6 million of other offering costs, which amounts represent the Company’s maximum liability for selling commissions, marketing support fees and other organizational and offering costs as of December 31, 2010. Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering. Also, as of December 31, 2010, all organizational and offering costs (other than selling commissions and marketing support fees) had been incurred by the Advisor and no such costs were paid directly by the Company. The Advisor has incurred on the Company’s behalf an additional $5.9 million of costs in connection with the Offering (exceeding the 15% expense cap) as of December 31, 2010.

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

These distributions of new common shares to the recipient stockholders are non-taxable distributions.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Distributions (cont.)

For the three months ended September 30, 2010, the Company was obligated to distribute 12,514 shares of common stock. The shares were issued on October 18, 2010. For the three months ended December 31, 2010, the Company was obligated to distribute 20,902 shares of common stock. The shares were issued on January 14, 2011.

7.	Stockholder’s Equity

At December 31, 2010 and December 31, 2009, the Company was authorized to issue a total of 1,320,000,000 shares of capital stock consisting of 1,120,000,000 common shares, $0.01 par value per share, and 200,000,000 preferred shares, $0.01 par value per share. As of December 31, 2010 and December 31, 2009, 1,320,612 common shares (including 20,902 shares distributed on January 14, 2010) and 22,222 common shares were issued and outstanding, respectively.

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

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the year ended December 31, 2010:

2010 Quarters	First¹	Second	Third	Fourth	Year
Total revenues	$-	$-	$-	$-	$-
Operating loss	-	(680,768)	(340,961)	(381,250)	(1,402,979)
Net loss	-	(680,768)	(340,961)	(381,250)	(1,402,979)
Weighted average number of shares outstanding (basic and diluted)	-	390,845	633,241	1,059,779	742,728
Loss per share of common stock (basic and diluted)	$-	$(1.74)	$(0.54)	$(0.36)	$(1.89)

¹The Company was in development stage until operations commenced on April 26, 2010.

10.	Subsequent Events

During the period January 1, 2011 through February 28, 2011, the Company received additional offering proceeds of approximately $4.5 million (451,392 shares). As of February 28, 2011, the aggregate offering proceeds totaled approximately $17.1 million.

On February 28, 2011, our board of directors authorized the termination of our Automatic Purchase Plan, effective March 31, 2011 (the “Termination Date”). The determination to terminate the Automatic Purchase Plan was made after taking into consideration the minimal participation in the plan compared to the cost of continuing to administer the plan.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the period ended December 31, 2010.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

This annual report does not include an attestation report of the Company’s independent registered certified public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permits the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

In our proxy statement provided to stockholders in connection with a special stockholders’ meeting held on October 27, 2010, we indicated certain dates by which we must have received stockholder proposals for our 2011 annual meeting of stockholders. However, we have determined to defer our first annual stockholders’ meeting until 2012. This decision was based on several factors, which included, among others, the cost of holding a meeting in 2011 would be relatively significant for us given the amount of our capitalization. In addition, the Company has not been operational for a full year, having commenced operations on April 26, 2010, the date we received the proceeds from the closing of our minimum offering; and, we did not acquire real properties or other investments during the fiscal year ended December 31, 2010. Further, since there were no stockholders who presented the Company with proposals for consideration at a 2011 meeting, there would be no proposals or actions to be presented to stockholders other than the regular election of directors. Thus, given our desire to preserve assets for our stockholders and to focus our immediate energies on finding suitable investments, our board of directors determined that it was in the best interest of the Company and our stockholders to defer the annual meeting until 2012. Accordingly, the deadline for stockholder proposals for the 2012 annual stockholders’ meeting will be published in a subsequent quarterly report.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All of our directors hold office for one year from the date of his or her election, until the next annual meeting of stockholders and until his or her successor has been elected and has qualified. Directors may be elected to an unlimited number of successive terms. Our current directors and officers are as follows:

Name	Age*	Position(s)
James M. Seneff, Jr.	64	Chairman of the Board and Director
Matthew S. Banks	49	Director
John David (“JD”) Alexander	51	Independent Director
Stephen P. Elker	59	Independent Director
Mary Lou Fiala	59	Independent Director
Robert A. Bourne	63	Chief Executive Officer
Andrew A. Hyltin	51	President
Steven D. Shackelford	47	Chief Financial Officer and Secretary
Lilian Wong	32	Senior Vice President
Mark D. Mullen	39	Senior Vice President

*	As of January 1, 2011

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as the chairman of our board since our inception in December 2008 and of the board of managers of our Advisor since its inception in December 2008. Mr. Seneff also serves as chairman of the board and a director of Macquarie CNL Global Income Trust, Inc., a corporation that intends to operate as a REIT, and serves as a manager of its advisor, Macquarie CNL Global Income Advisors, LLC. He is the sole stockholder of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of various CNL Holdings’ subsidiaries, including, as chairman (1988 to 2010), chief executive officer (1995 to 2011), president (1980 to 1995) and currently executive chairman since 2010 of CNL, a diversified real estate company. Mr. Seneff serves or has served in similar capacities for a number of CNL Holdings’ affiliates, including: CNL Lifestyle Properties, Inc., a public, unlisted REIT, and its advisor, CNL Lifestyle Company, LLC (2003 to present); CNL Hotels & Resorts, Inc., a public, unlisted REIT, and its advisor, CNL Hospitality Corp. (1997 to 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, unlisted REIT, and its advisor, CNL Retirement Corp. (1997 to 2006); CNL Restaurant Properties, Inc., a public, unlisted REIT, and its advisor, (1994 to 2005); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); Trustreet Properties, Inc., a publicly traded REIT (2005 to 2007); CNL Securities Corp., the Managing Dealer of this offering (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff is also the chairman and a principal stockholder of CNL Bancshares Inc. (1999 to present), which owns CNLBank. Mr. Seneff received his degree in business administration from Florida State University.

As a result of these professional and other experiences, Mr. Seneff possesses particular knowledge of real estate acquisitions, ownership and dispositions in a variety of public and private real estate investment vehicles that strengthens the board’s collective knowledge, capabilities and experience.

Matthew S. Banks. Director. Mr. Banks has served as a director since our inception in December 2008 and as a manager of our Advisor since its inception in December 2008. Mr. Banks also serves as a director of Macquarie CNL Global Income Trust, Inc., a corporation that intends to operate as a REIT, and serves as chairman of the board and a manager of its advisor, Macquarie CNL Global Income Advisors, LLC. He is currently an executive director of the Macquarie Group and is head of Macquarie Bank Limited’s Real Estate Banking Division which manages real estate projects and investments located in Australia, Asia, South Africa, North America and Europe as well as being responsible for the procurement, underwriting and management of real estate loans for clients in real estate projects across all major real estate sectors. Mr. Banks joined Macquarie Group Limited in November 2001 as an executive director within the Macquarie Real Estate Group (now part of MIRA) and has led various business divisions during a period of global expansion for Macquarie Group Limited. From April 2007 to December 2008, Mr. Banks was co-head of Macquarie Real Estate Group’s Real Estate Capital division. Mr. Banks is also a director of Macquarie Bank

Limited’s associate, MGPA, which has a global real estate investment platform. Mr. Banks commenced his property career in 1984 and was previously with Lend Lease Corporation, holding chief executive officer roles for the property businesses in Australia and the United States. He holds a Bachelor of Architecture (Hons) from the University of Melbourne.

As a result of these professional and other experiences, Mr. Banks possesses particular knowledge of real estate investment, management and dispositions, and real estate lending practices that strengthens the board’s collective knowledge, capabilities and experience.

John David (“JD”) Alexander. Independent Director. Mr. Alexander joined our board as an independent member in August 2009. Mr. Alexander is the chairman and president/chief executive officer of Atlantic Blue Group, Inc., a real estate management, acquisition, and development company. Atlantic Blue Group, Inc. is the majority stockholder in Alico, Inc., a publicly traded land management company based in Florida that is also involved in a variety of agribusiness pursuits. Mr. Alexander also is the president and chief executive officer of Alico, Inc., and vice chairman of the board. Mr. Alexander serves as a Florida state senator (2002 to present) including as majority whip (2004-2006) and previously served as a Florida state representative (1998 to 2002). He currently Chairs the Budget Committee and is Vice Chair of the Rules Committee, while also serving on several other committees. Mr. Alexander was also appointed by Governor Bush to serve as a member of the Florida’s Growth Management Study Commission and the Florida Property and Casualty Insurance Reform Committee. Mr. Alexander earned his bachelor of science from the University of Florida.

As a result of these professional and other experiences, Mr. Alexander possesses particular knowledge of business and real estate management and government relations that strengthens the board’s collective knowledge, capabilities and experience.

Stephen P. Elker. Independent Director. Mr. Elker joined our board as an independent member in August 2009. Until July 2009, Mr. Elker spent over 36 years with KPMG LLP, the U.S. Member firm of KPMG International, beginning in its Washington D.C. office, and then with offices in Rochester, New York and Orlando, Florida. In 1999, Mr. Elker was appointed as managing partner of the Orlando office and served as partner in charge of the Florida business tax practice from 2001 to July 2009. His responsibilities included providing tax consulting and compliance services for clients in industries including real estate, hospitality and consumer markets. Mr. Elker’s experience extends to advising multinational clients, both U.S. and foreign based, on mergers, acquisitions, divestitures, international taxation, and cross-border real estate transactions. Mr. Elker earned his bachelor of science in business administration from Georgetown University. Mr. Elker is a certified public accountant in the states of Florida and New York.

As a result of these professional and other experiences, Mr. Elker possesses particular knowledge of accounting and tax practices that strengthens the board’s collective knowledge, capabilities and experience.

Mary Lou Fiala. Independent Director. Ms. Fiala joined our board as an independent member in August 2009. She is also on the board of directors of Regency Centers Corporation, a publicly traded REIT specializing in developing, owning and operating grocery-anchored shopping centers located throughout the United States. Ms. Fiala has been a director of Regency since 1997, served as vice chairman from 1998 until December 2009, and served as its president from January 1999 to February 2009 and as chief operating officer from January 1999 to December 2009. Prior to joining Regency, from March 1997 to January 1999, she served as managing director of Security Capital Global Strategic Group Incorporated, where she was responsible for the development of operating systems for the firm’s retail-related initiatives. From 1976 to 1994, Ms. Fiala held various merchandising and store operations positions with predecessors to Macy’s and Federated Department Stores. Following the 1994 merger of Macy’s East with Federated, Ms. Fiala was senior vice president and director of stores, New England, until her departure in March 1997. Ms. Fiala has served as a director of Build-A-Bear Workshop, Inc., since January 2005 and Flat Out Crazy, Inc. since 2008. She advises the real estate committee of Build-A-Bear Workshop, Inc. which is a publicly traded company which operates stores worldwide. Ms. Fiala is a past chairman and current trustee, of the board of trustees for the International Council of Shopping Centers where Mr. Fiala has worked with real estate companies, owners and developers worldwide. In November 2010, Ms. Fiala joined the board of directors of General Growth Properties, Inc., a publicly traded real estate investment trust that owns, operates and develops refined shopping malls across the United States. Ms. Fiala earned a bachelor of science degree from Miami University.

As a result of these professional and other experiences, Ms. Fiala possesses a particular knowledge of commercial real estate development and operations, organizational management and marketing that strengthens the board’s collective knowledge, capabilities and experience.

Robert A. Bourne. Chief Executive Officer. Mr. Bourne has served as our chief executive officer since our inception in December 2008 and as chief executive officer and a manager of our Advisor since its inception in December 2008. Mr. Bourne also serves as chief executive officer of Macquarie CNL Global Income Trust, Inc., a corporation that intends to operate as a REIT, and serves as chief executive officer and a manager of its advisor. He has served in various executive capacities of CNL since 1984 and also serves or has served in a number of executive capacities for a number of CNL Holdings’ affiliates, including: CNL Lifestyle Properties, Inc. and its advisor (2003 to present); CNL Hotels & Resorts, Inc. (1997 to 2007), and its advisor (1997 to 2006); CNL Retirement Properties, Inc. and its advisor (1997 to 2006); CNL Restaurant Properties, Inc. and its advisor (1994-2005); Trustreet Properties, Inc., a publicly traded REIT (2005-2007); CNL Restaurant Properties, Inc. and its advisor (1994 to 2005); National Retail Properties (1996 to 2005); CNL Capital Markets Corp. (2000 to present); and CNL Securities Corp. (1979 to present). Mr. Bourne also serves as vice chairman of the board of CNLBancshares, Inc. (1999 to present). Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants (1971 through 1978), where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University with a B.A. in accounting, with honors.

Andrew A. Hyltin. President. Mr. Hyltin has served as our president and as the president and a manager of our Advisor since November 1, 2010. Mr. Hyltin also serves as president of Macquarie CNL Global Income Trust, Inc., a corporation that intends to operate as a REIT, and serves as a manager and president of its advisor. In addition, he serves as the chief executive officer and president of Corporate Capital Trust., a recently formed business development company currently in the process of registration for its initial public offering. Since 2009, Mr. Hyltin has held various officer positions with CNL Fund Advisors Company (“CFA”), an affiliate of CNL Financial Group, LLC, one of the Company’s sponsors, becoming CFA’s president and investment committee member in 2009 and its chief executive officer in 2010. Since 2005, Mr. Hyltin has also served as president and chief investment officer of CNL Private Equity Corp., the parent entity of CFA, responsible for the overall management of its portfolio and private offerings and alternative investments; and, he served as vice president of investments for that company from 2003 to 2005. From 2009 to 2010, Mr. Hyltin served as president to The CNL Funds, an open-end mutual fund. Mr. Hyltin has a B.A. in Finance from Texas Christian University.

Steven D. Shackelford. Chief Financial Officer and Secretary. Mr. Shackelford has served as our chief financial officer and secretary since inception in December 2008 and as chief financial officer and secretary of our Advisor since inception in December 2008. Mr. Shackelford also serves as chief financial officer and secretary of Macquarie CNL Global Income Trust, Inc., a corporation that intends to operate as a REIT, and serves as chief financial officer and secretary of its advisor. Mr. Shackelford joined CNL Real Estate Advisors Company, an affiliate of CNL, in February 2007, as chief financial officer and chief operating officer. Previously, Mr. Shackelford served as chief financial officer, executive vice president, chief operating officer and secretary of Trustreet Properties, Inc., a publicly traded REIT, from February 2005 to February 2007. Before joining Trustreet Properties, Inc., Mr. Shackelford served as executive vice president and chief operating officer of CNL Restaurant Properties, Inc., which he joined in September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital by gaining access to capital markets located in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was a member of the audit staff and a senior accountant from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received his undergraduate degree in accounting and an M.B.A. from Florida State University. He is a certified public accountant.

Lilian Wong. Senior Vice President. Ms. Wong has served as a senior vice president since February 28, 2011 and as senior vice president of our Advisor since February 28, 2011. Ms. Wong also serves as a senior vice president of Macquarie CNL Global Income Trust, Inc., a corporation that intends to operate as a REIT, and serves as a senior vice president of its advisor. Ms. Wong is a division director within the Real Estate Banking Division of Macquarie Group. She currently is responsible for the business management across a diverse range of global real estate businesses and investments with a primary focus in Australia and Asia. Her key responsibilities include the investment management of Real Estate Banking Division’s real estate private equity investments, development, principal and funds management activities. Ms. Wong joined Macquarie in February 2000 within the Finance Division of the Property Investment Management and Banking businesses and commenced her role as Business Manager in 2004 where she has been actively involved in establishing operational framework of the business and ongoing operations for real estate products and joint ventures. Ms. Wong holds a Bachelor of Commerce from the University of New South Wales, Sydney and is a member of the Institute of Chartered Accountants in Australia.

Mark D. Mullen. Senior Vice President. Mr. Mullen has served as a senior vice president since our inception in December 2008 and a manager and a senior vice president of our Advisor since its inception in December 2008. Mr. Mullen also serves as a senior vice president of Macquarie CNL Global Income Trust, Inc., a corporation that intends to operate as a REIT, and serves as a manager and a senior vice president of its advisor. Mr. Mullen is a managing director of MIRA. He is currently responsible for managing Macquarie’s responsibilities relating to the operation of our Advisor. Between July 2005 and December 2008, Mr. Mullen was responsible for real estate principal investments and advisory services for the Macquarie Real Estate Group (now part of MIRA) in North and South America. In this role, he supervised real estate acquisitions, the creation of new joint ventures and the development of new real estate fund products for the group. Mr. Mullen also has a broad background in analyzing and investing in publicly traded equity securities with the Macquarie Funds Management Group from prior positions, which have included being the head of UK Enhanced Equities from October 2001 to October 2004 and head of Australian Small Companies from October 2004 to May 2005. Mr. Mullen joined Macquarie in 1993. He has over 15 years of investment experience in both the public and private markets across the United States, United Kingdom and Australia. Mr. Mullen has a masters of commerce from the University of New South Wales, a bachelors of commerce from the University of New South Wales and has earned the right to use the Chartered Financial Analyst designation.

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

Audit Committee

We have a standing audit committee, the members of which are selected by the board of directors each year. Our three independent directors comprise the initial members of our audit committee. The board of directors has determined that Stephen P. Elker meets the requirements of a financial expert and serves as the chairman of the audit committee. The biography of Mr. Elker, including his relevant qualifications, is previously described in this Item 10.

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

In addition, the audit committee recommends the independent auditors for appointment by the board of directors and is responsible for the compensation and oversight of our independent auditors. In performing these functions, the audit committee meets periodically with the independent auditors and management (including private sessions) to review the results of their work.

Nominating Committee

Currently, we do not have a nominating committee. Each director is responsible for identifying and recommending qualified board candidates. To be considered for nomination as a director, an individual must have had at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we intend to acquire. Additionally, our independent directors must meet the independence qualifications described under Item 13. “Certain Relationships and Related Transactions, and Director Independence” below, and at least one of our independent directors must have at least three years of relevant real estate experience. Although we do not currently have a policy with respect to the consideration of diversity in identifying director nominees, diversity is one of many factors considered by the board with regard to each candidate. Such factors include judgment, integrity, diversity, prior experience, the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be desirable as a member of the audit committee, and the candidate’s willingness to devote substantial time and effort to board responsibilities. The directors will consider nominees recommended by stockholders if submitted to the board in conformity with the procedures set forth in our bylaws. Generally, a stockholder must submit certain information about the nominee to us between 120 and 150 days prior to the first anniversary of the preceding year’s annual meeting. The process for evaluating director candidates recommended by our stockholders under our bylaws will be the same as the process for evaluating candidates recommended by our directors.

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

The following report of the board of directors does not constitute “soliciting material” and should not be deemed “filed” with the SEC or incorporated by reference into any other filing the Company makes under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.

The board of directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth below in this annual report (“CD&A”). Based on the board’s review of the CD&A and the board’s discussions of the CD&A with management, the board of directors has approved the CD&A in this annual report.

The Board of Directors
James M. Seneff, Jr.
Matthew S. Banks
John David (“JD”) Alexander
Stephen P. Elker
Mary Lou Fiala

Director Compensation

Each independent director is entitled to receive a $15,000 annual fee for services as well as $2,000 per board meeting attended, whether they participate by telephone or in person. Each director serving on the audit committee will receive $2,000 per audit committee meeting attended, whether they participate by telephone or in person. The chairman of our audit committee will receive an annual retainer of $10,000 as well as fees for meeting with the independent accountants as a representative of the audit committee. No additional compensation will be paid for attending our annual meeting. In addition, we reimburse our directors for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. The following table sets forth the total compensation paid to each independent director for the period ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John David Alexander	$33,000	$-	$-	$-	$-	$-	$33,000
Stephen P. Elker	43,000	-	-	-	-	-	43,000
Mary Lou Fiala	33,000	-	-	-	-	-	33,000

Executive Compensation

No annual or long-term compensation was paid by the Company to our executive officers for services rendered in all capacities to the Company during the period ended December 31, 2010. In addition, none of our executive officers received an annual salary or bonus from the Company during the period ended December 31, 2010. The Company has no employees and all of our executive officers also are employees and executive officers of the Advisor or its affiliates and receive compensation from the Advisor or its affiliates in part for services rendered on behalf of the Company. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for a description of the fees and expenses payable to our Advisor and its affiliates.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table shows, as of February 28, 2011, the number and percentage of outstanding shares of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) our directors and nominees, (iii) our executive officers, and (iv) all of our directors and executive officers as a group.

Name of Beneficial Owner	Common Stock Beneficially Owned(1)

	Number of Shares of Common Stock	Percentage of Class
James M. Seneff, Jr.(2)(3)	11,335	—
Matthew S. Banks(4)	—	—
John David (“JD”) Alexander(5)	—	—
Stephen P. Elker(5)	—	—
Mary Lou Fiala(5)	—	—
Robert A. Bourne(2)(5)	—	—
Andrew A. Hyltin(2)(5)	—	—
Steven D. Shackelford(2)(5)(6)	3,401	—
Mark D. Mullen(5)(7)	—	—
Lilian Wong(4)(5)	—	—
All directors and officers as a group(5)	14,736	—

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following December 31, 2010. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	The address for each of James M. Seneff, Jr., Robert A. Bourne, Andrew A. Hyltin and Steven D. Shackelford is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

(3)	Represents less than a 1% beneficial interest owned in our Company through the 50% beneficial interest in our Advisor that is owned by CFG II, Inc., an affiliate of CNL. Mr. Seneff indirectly owns 100% of CNL and CFG II, Inc. Mr. Seneff and MIRA Inc. each beneficially own 50% of our Advisor and share equal control over our Advisor through their control of their respective affiliates. Does not include the less than a 1% beneficial interest held in our Company through our Advisor that is controlled by Macquarie Real Estate Advisory Services LLC.

(4)	The address for Matthew S. Banks and Lilian Wong is No. 1 Martin Place, Sydney NSW 2000, Australia.

(5)	The amount is less than 1%.

(6)	This number represents shares of common stock owned by a trust for which Mr. Shackelford is the trustee.

(7)	The address for Mr. Mullen is 1 N. Wacker Drive, Suite 900, Chicago, Illinois 60606.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

All of our executive officers are executive officers or on the board of managers of our Advisor, a joint venture formed between affiliates of CNL and MIRA. Messrs. Seneff and Bourne serve as executive officers and/or directors of CNL and, Mr. Seneff and his wife beneficially own shares of CNL. In addition, Messrs. Seneff and Bourne are executive officers of CNL Securities Corp., the managing dealer of our Offering, and a wholly owned subsidiary of CNL. Administration of our day-to-day operations is provided by our Advisor, pursuant to the terms of an advisory agreement. Our Advisor also serves as our consultant in connection with policy decisions to be made by our board of directors, manages our properties and renders such other services as our board of directors deems appropriate. Our Advisor also bears the expense of providing the executive personnel and office space to us. Our Advisor is at all times subject to the supervision of our board of directors and has only such functions and authority as we may delegate to it as our agent. Our Advisor and its affiliates are entitled to receive fees and compensation in connection with offerings and permanent financings that we obtain, and the acquisition, management and sale of our assets.

For services in connection with the sale of our shares, CNL Securities Corp. receives fees based on the amounts raised from our offerings, including: (i) commissions of 7.0%, and (ii) a marketing support fee up to 3.0%. All or any portion of these fees may be re-allowed to participating brokers.

In addition, our Advisor receives investment services fees equal to 1.85% of the purchase price of properties or the amount invested in the case of other assets for services rendered in connection with the selection, evaluation, structure and purchase of assets. No investment services fee is paid in connection with the purchase of securities; however, a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of each payment such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are purchased.

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

Our Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

We will pay our Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if our Advisor, its affiliates or related parties provide a substantial amount of services, as determined by our independent directors, in connection with the sale of one or more assets (including a sale of all of our assets or the sale of us or a portion thereof). We will not pay our Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of our Advisor if, at the time of such payment, such affiliate or related party is a properly registered and licensed broker-dealer (or equivalent) in the jurisdiction in which the securities are being sold. Any disposition fee paid to an affiliate or related party of the Advisor in connection with the sale of securities will be included in our total operating expenses for purposes of calculating conformance with the 2%/25% guidelines, as defined in the advisory agreement.

Under the advisory agreement and our articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a Listing (which would also include the receipt by our stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of our common stock as a result of a merger, share acquisition or similar transaction. However, once a Listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and our articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by our Advisor for good reason (as defined in the advisory agreement) or by us other than for cause (as defined in the advisory agreement), a Listing or sale of assets after such termination or non-renewal will entitle our Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

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

We reimburse our Advisor for all of the costs it incurs in connection with the services it provides to us. However, in accordance with the advisory agreement, our Advisor is required to reimburse us for the amount by which the total operating expenses (as described in the advisory agreement) incurred by us in any four consecutive fiscal quarters, commencing with the fourth full quarter following the effective date of our Offering, exceed the greater of 2% of average invested assets or 25% of net income. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

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

We pay CNL Capital Markets Corp., an affiliate of CNL, an initial setup fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to us pursuant to a services agreement entered into between us and CNL Capital Markets Corp.

Policies Regarding Review, Approval or Ratification of Transactions with Related Persons

Transactions with related persons, as defined in Item 404 of the SEC’s Regulation S-K, are transactions in which the Company was or is a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. Related parties include any executive officers, directors, director nominees, beneficial owners of more than five percent of the Company’s voting securities, immediate family members or any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed and in which such person has a ten percent or greater beneficial ownership interest.

The Company has written formal policies and procedures for the review, approval or ratification of transactions with related persons. In addition, in order to reduce or eliminate certain potential conflicts of interest, our articles of incorporation contain a number of restrictions relating to transactions between us and our Advisor or its affiliates or related parties. These restrictions include the following:

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

This policy will continue in effect until such time as each of CNL LLC and MIRA Inc. no longer owns or controls our Advisor and the advisor of Macquarie CNL Global Income Trust, Inc.

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

Independent Directors

Under our articles of incorporation, a majority of our board of directors and also a majority of any committee of the board of directors must consist of independent directors, except for a period of 90 days after the death, removal or resignation of an independent director. The independent directors will appoint replacements for vacancies in the independent director positions. An independent director may not, directly or indirectly (including through a member of his or her immediately family), be associated with us, our Advisor or any of our affiliates within the last two years before becoming a director and at such time an independent director may not own any interest in, be employed by, have any material business or professional relationship with, serve as an officer or director of our Advisor or its affiliates, serve as a director of more than three REITs advised by our Advisor or its affiliates, or perform services (other than as an independent director) for us. Our independent directors are Stephen P. Elker, John David (“JD”) Alexander and Mary Lou Fiala.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional services rendered by our independent registered public accounting firm, PricewaterhouseCoopers LLP (“PWC”) for the years ended December 31, 2010 and 2009:

	2010	2009
Audit Fees	$173,225	$121,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$173,225	$121,250

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

Audit- Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations. There were no professional services rendered by PWC that would be classified as audit- related fees during the years ended December 31, 2010 and 2009.

Tax Fees – Consists of services related to corporate tax compliance, including review of corporate tax returns, review of the tax treatments for certain expenses and tax due diligence relating to acquisitions. There were no professional services rendered by PWC that would be classified as tax fees during the years ended December 31, 2010 and 2009.

All Other Fees – There were no professional services rendered by PWC that would be classified as other fees during the years ended December 31, 2010 and 2009.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

1.	The consolidated financial statements of the Company are set forth in this report in Item 8.

2.	Financial Statement Schedules - None

(b)	Exhibits - Reference is made to the Exhibit Index beginning on page 73 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of March, 2011.

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

Signature	Title	Date

/s/ JAMES M. SENEFF, JR.	Chairman of the Board	March 2, 2011
James M. Seneff, Jr.

/s/ MATTHEW S. BANKS	Director	March 2, 2011
Matthew S. Banks

/s/ JOHN DAVID ALEXANDER	Independent Director	March 2, 2011
John David Alexander

/s/ STEPHEN P. ELKER	Independent Director	March 2, 2011
Stephen P. Elker

/s/ MARY LOU FIALA	Independent Director	March 2, 2011
Mary Lou Fiala

/s/ ROBERT A. BOURNE	Chief Executive Officer (Principal Executive Officer)	March 2, 2011
Robert A. Bourne

/s/ STEVEN D. SHACKELFORD	Executive Vice President and	March 2, 2011
Steven D. Shackelford	Chief Financial Officer (Principal Financial and Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy materials have been sent to stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Articles of Amendment and Restatement (Previously filed as Exhibit 3.1 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

3.1.1	Articles of Amendment (Previously filed as Exhibit 3.1.1 to Current Report on Form 8-K filed December 7, 2009, and incorporated herein by reference.)

3.1.2	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1.2 to Current Report on Form 8-K filed October 28, 2010, and incorporated herein by reference.)

3.2	Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Pre-Effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-156479) filed July 8, 2009, and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix C to the Post-Effective Amendment Two to the Registration on Form S-11 (File No. 333-156479) filed August 17, 2010, and incorporated herein by reference.)

4.2	Form of Distribution Reinvestment Plan (Previously filed as Appendix D to the Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed December 23, 2009, and incorporated herein by reference.)

4.3	Form of Redemption Plan (Previously filed as Appendix F to the Post-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed December 23, 2009, and incorporated herein by reference.)

4.3.1	Form of Amended and Restated Redemption Plan (Previously filed as Appendix F to the Post-Effective Amendment Two to the Registration on Form S-11 (File No. 333-156479) filed August 17, 2010, and incorporated herein by reference.)

4.5	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.1	Amended and Restated Limited Partnership Agreement of CNL Macquarie Growth, LP (Previously filed as Exhibit 10.1 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.2	Escrow Agreement (Previously filed as Exhibit 10.2 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

10.3	Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

10.3.1	Second Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 13, 2010, and incorporated herein by reference.)

10.4	Master Property Management Agreement (Previously filed as Exhibit 10.4 to the Registration Statement on Form S-11 (File No. 333-156479) filed December 29, 2008, and incorporated herein by reference.)

10.5	Service Agreement (Previously filed as Exhibit 10.5 to the Pre-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed March 17, 2009, and incorporated herein by reference.)

10.6	Indemnification Agreement between CNL Macquarie Global Growth Trust, Inc. and James M. Seneff, Jr. dated December 19, 2008. Each of the following directors and/or officers has entered into a substantially similar agreement: Matthew S. Banks, Robert A. Bourne, Curtis B. McWilliams, Steven D. Shackelford, Kimberly J. Ledford, and Mark D. Mullen, dated December 19, 2008; John David (“JD”) Alexander, Stephen P. Elker and Mary Lou Fiala dated August 13, 2009; Andrew A. Hyltin dated February 28, 2011 and effective as of November 1, 2010; and Lilian Wong dated February 28, 2011. (Filed herewith.)

21.1	Subsidiaries of the Registrant (Previously filed as Exhibit 21.1 to the Pre-Effective Amendment Two to the Registration Statement on Form S-11 (File No. 333-156479) filed July 8, 2009, and incorporated herein by reference.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of the Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of the Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)