Form 10-Q
period 2011-03-31
CNL Macquarie Global Growth Trust, Inc.
filed 2011-05-12
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 9, 2011 was 2,453,394.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

Item 1.	Financial Statements

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$16,000,767	$10,169,462
Prepaid expenses	175,124	22,997

Total assets	$16,175,891	$10,192,459

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$42,829	$13,063
Due to related parties	860,290	627,401

Total liabilities	903,119	640,464

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized, 2,059,197 shares and 1,320,612 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	20,592	13,206
Capital in excess of par value	16,933,752	10,941,768
Accumulated deficit	(1,681,572)	(1,402,979)

Total stockholders’ equity	15,272,772	9,551,995

Total liabilities and stockholders’ equity	$16,175,891	$10,192,459

See accompanying notes to condensed consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

Three months ended March 31, 2011
Expenses:
General, operating and administrative	$278,593

Total expenses	278,593

Net loss	$(278,593)

Net loss per share of common stock (basic and diluted)	$(0.16)

Weighted average number of shares of common stock outstanding (basic and diluted)	1,700,330

See accompanying notes to condensed consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2009	22,222	$222	$199,778	$—	$200,000
Subscriptions received for common stock through public offering	1,264,974	12,650	12,583,215	—	12,595,865
Stock issuance and offering costs	—	—	(1,840,891)	—	(1,840,891)
Stock distribution	33,416	334	(334)	—	—
Net loss	—	—	—	(1,402,979)	(1,402,979)	$(1,402,979)

Total comprehensive loss						$(1,402,979)

Balance at December 31, 2010	1,320,612	13,206	10,941,768	(1,402,979)	9,551,995
Subscriptions received for common stock through public offering	705,751	7,058	7,040,611	—	7,047,669
Stock issuance and offering costs	—	—	(1,048,299)	—	(1,048,299)
Stock distribution	32,834	328	(328)	—	—
Net loss	—	—	—	(278,593)	(278,593)	$(278,593)

Total comprehensive loss						$(278,593)

Balance at March 31, 2011	2,059,197	$20,592	$16,933,752	$(1,681,572)	$15,272,772

See accompanying notes to condensed consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

Three months ended March 31, 2011

Cash Flows from Operating Activities:
Net loss	$(278,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(152,127)
Accounts payable and accrued expenses	29,766
Due to related parties	220,746

Net cash used in operating activities	(180,208)

Cash Flows from Financing Activities:
Subscriptions received for common stock through public offering	7,047,669
Payment of stock issuance and offering costs	(1,036,156)

Net cash provided by financing activities	6,011,513

Net Increase in Cash and Cash Equivalents	5,831,305

Cash and Cash Equivalents at December 31, 2010	10,169,462

Cash and Cash Equivalents at March 31, 2011	$16,000,767

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Stock issuance and other offering costs incurred but unpaid	$63,077

See accompanying notes to condensed consolidated financial statements.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

1.	Business and Organization

CNL Macquarie Global Growth Trust, Inc. was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, CNL Macquarie Global Growth Trust, Inc., CNL Macquarie Growth, LP and CNL Macquarie Growth GP, LLC. The Company operates, and is making an election to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

The Company’s advisor is CNL Macquarie Global Growth Advisors, LLC, a Delaware limited liability company (the “Advisor”). The Advisor is a joint venture formed between affiliates of CNL Financial Group, LLC (“CNL LLC”) and Macquarie Infrastructure and Real Assets Inc. (“MIRA Inc.”), the Company’s sponsors. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement. The Advisor has entered into sub-advisory agreements with each of CNL Global Growth Advisors, LLC, an affiliate of CNL LLC, and Macquarie Global Growth Advisors LLC, an affiliate of MIRA Inc., to provide substantially all of the Company’s acquisition, operating and administrative services. The Advisor retains ultimate responsibility for the performance of all matters entrusted to it under the advisory agreement.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (the “Offering”), pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On April 23, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on April 26, 2010, subscription proceeds of approximately $2.3 million were released from escrow and the Company commenced operations. Prior to April 26, 2010, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the three months ended March 31, 2010.

As of March 31, 2011, the Company had received aggregate offering proceeds of approximately $19.6 million and did not own any real estate.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim period presented. Operating results for the three months ended March 31, 2011 may not be indicative of the results expected for the year ended December 31, 2011. Amounts as of December 31, 2010, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany profits, balances and transactions have been eliminated in consolidation.

Use of Estimates—Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk—As of March 31, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institution that holds the Company’s cash and cash equivalents, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Reclassifications—Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Net Loss per Share—Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued at the beginning of such period. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2011 was 1,700,330 (including 32,834 shares declared as a stock dividend as of March 31, 2011 and distributed on April 18, 2011).

3.	Stock Issuance and Offering Costs

As of March 31, 2011, the Company had raised approximately $19.6 million (1,970,725 shares) in proceeds through its Offering. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. Costs incurred for activities prior to raising capital have been advanced or funded by the Company’s Advisor. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs paid by the Company may not exceed 15% of the aggregate gross offering proceeds. As of March 31, 2011, the total amount of stock issuance and offering costs incurred by the Company was approximately $2.9 million. (See Note 4, “Related Party Arrangements” for further discussion of amounts payable to related parties).

4.	Related Party Arrangements

All of the Company’s executive officers are executive officers or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL Financial Group, Inc. (“CNL”).

CNL Securities Corp., the managing dealer of the Offering, receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be re-allowed to participating broker dealers. For the three months ended March 31, 2011, the Company incurred the following fees in connection with its Offering:

Selling commissions	$487,141
Marketing support fees	208,775

$695,916

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

4.	Related Party Arrangements (continued)

The Company also pays CNL Capital Markets Corp., an affiliate of CNL, an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor, for providing certain administrative services to the Company pursuant to a services agreement entered into between the Company and CNL Capital Markets Corp. During the three months ended March 31, 2011, the Company incurred $3,742 in such fees.

The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organization, Offering, acquisitions and operating activities. The following table presents amounts incurred by the Company in fees and reimbursable expenses due to the Advisor and its affiliates for the three months ended March 31, 2011. Because the Company did not own any real estate assets during the three months ended March 31, 2011, no investment management or asset management fees were incurred.

Reimbursable expenses:
Offering costs	$352,383
Acquisition costs	12,303
Operating expenses	302,571

$667,257

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	March 31, 2011	December 31, 2010
Due to the Advisor and its affiliates:
Reimbursable offering costs	$21,026	$16,978
Reimbursable operating expenses	797,213	576,467

	818,239	593,445

Due to Managing Dealer:
Selling commissions	29,436	23,769
Marketing support fees	12,615	10,187

	42,051	33,956

	$860,290	$627,401

To the extent that operating expenses (as defined in the advisory agreement) payable or reimbursable by the Company, in any four consecutive fiscal quarters commencing with October 1, 2010 (the “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement), the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceed the greater of the 2% or 25% threshold. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

CNL MACQUARIE GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

4.	Related Party Arrangements (continued)

Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 3, “Stock Issuance and Offering Costs.” The Advisor has incurred an additional $5.8 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% expense limitation) as of March 31, 2011.

5.	Distributions

On June 24, 2010, the Company’s board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365 days calendar year), payable to all common stockholders of record as of the close of business on each day (the “Distribution Rate and Payment Authorization”) commencing with the calendar quarter beginning on July 1, 2010, and continuing each calendar quarter thereafter until terminated or amended by the Company’s board of directors. These distributions of new common shares to the recipient stockholders are expected to be non-taxable distributions.

For the three months ended March 31, 2011, the Company was obligated to distribute 32,834 shares of common stock. These shares were issued on April 18, 2011.

6.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

7.	Subsequent Events

During the period April 1, 2011 through May 9, 2011, the Company received additional subscription proceeds of approximately $3.9 million (394,197 shares). As of May 9, 2011, the aggregate subscription proceeds totaled approximately $23.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010, and for the three months ended March 31, 2011. Amounts as of December 31, 2010, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2010.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the unfavorable current global economic environment, conditions affecting the CNL brand name and/or the Macquarie brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

GENERAL

We were organized pursuant to the laws of the State of Maryland on December 12, 2008. We intend to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We will principally focus on acquiring commercial properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what we believe is positive demographic, political or structural changes which are expected to benefit real estate investments during our projected holding period. We may also purchase properties facing time-sensitive deadlines that we believe would benefit from a new leasing or management strategy, and properties with deferred maintenance needs. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities (or “CMBS”). We may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We anticipate that up to 30% of our assets may be located outside the United States.

We have retained CNL Macquarie Global Growth Advisors, LLC (the “Advisor”) as our advisor to provide management, acquisition, advisory and administrative services. Our Advisor is currently evaluating various investment opportunities on our behalf, however, as of March 31, 2011, we had not acquired nor entered into any binding commitment to acquire any real estate or real estate-related assets.

In order to obtain the tax benefits of a REIT, we must file an election with our U.S. federal tax return for the first taxable year in which REIT status is desired. We currently operate and are making an election to be taxed as a REIT for federal income tax purposes commencing with our filing of the tax return for the taxable year ended December 31, 2010. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income (loss) and cash flows. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we may conduct business. However, we believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2010. In addition, we intend to continue to be organized and to operate so as to qualify and remain qualified as a REIT for federal income tax purposes.

Economic and Market Trends

Beginning in 2008, the global and U.S. economy experienced a significant decline which is still in a period of recovery. The decline was broadly felt and centered on the overleveraging of real estate. While the impacts are different between geographic areas, in the United States one of the significant impacts is deep and persistent unemployment. While certain economic data reflect signs of improvement, albeit extremely modest, concerns over inflation have emerged around the globe fueled by increasing oil and other commodity prices. We continue to monitor economic events, capital markets and the stability of the global financial environment to minimize the impact on our business. We are somewhat optimistic that these events may provide us with acquisition opportunities over the next year or two as property owners need to refinance or recapitalize their businesses and alternative financing sources are limited or unavailable. However, we are seeing capital flowing to some commercial real estate sectors in the market which has resulted in some appreciation in values.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demands for funds will be for real estate and real estate-related acquisitions and the payment of offering and operating expenses, distributions and debt service on any outstanding indebtedness. We expect to meet cash needs for acquisitions, and operations until such time as our initial acquisitions reach stabilization, from net offering proceeds and financings.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when cash distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make cash distributions may be negatively impacted, especially during our early periods of operation. There will be a delay between the sale of our shares and the purchase and subsequent stabilization of properties or other investments, which could result in a delay in our ability to make cash distributions to our stockholders. Therefore, we may determine not to pay cash distributions or to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our public offering, and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so. Additionally, we may choose to continue to make distributions in our own securities in lieu of making cash distributions. Stock distributions preserve cash as properties achieve stabilization.

There is no limitation on the amount we may invest in any single property or other asset or on the amount we can borrow for the purchase of any individual property or other investment. Our intent is to target our aggregate borrowings between 40% and 60% of the aggregate value of our assets once we own a seasoned and stable portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to an individual real estate property and only will apply once we have ceased raising capital under our current offering or any subsequent offering and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each real estate property we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties, securitization of mortgages and other notes receivable and undistributed funds from operations (“FFO”). If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

Our Advisor is currently evaluating various investment opportunities on our behalf; however, as of May 9, 2011, we had not yet acquired any real estate asset nor entered into any binding commitments to acquire a specific property or other permitted investment. The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold and the resulting amount of the net offering proceeds available for investment. If the number of shares sold is substantially less than the maximum amount of the Offering, we will likely make a limited number of investments and will not achieve significant diversification of our investments.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is the proceeds of our Offering. On October 20, 2009, we commenced our Offering of up to $1.5 billion of shares of common stock. As of March 31, 2011, we had received aggregate proceeds from our Offering of approximately $19.6 million. During the period April 1, 2011 through May 9, 2011, we received additional proceeds of approximately $3.9 million from our Offering.

Uses of Liquidity and Capital Resources

Acquisitions and Acquisition Related Fees and Expenses

We anticipate we will use the majority of the cash and cash equivalents on hand as of March 31, 2011, to invest in permitted real estate assets. However, as of March 31, 2011, we had not yet acquired any real estate assets.

Stock Issuance and Offering Costs

We have incurred and will continue to incur costs in connection with the Offering including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are deducted from the gross proceeds of the Offering. Costs incurred for activities prior to raising capital have been advanced or funded by our Advisor.

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold, excluding shares sold pursuant to our distribution reinvestment plan, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs to be paid by us may not exceed 15% of the aggregate gross offering proceeds.

As of March 31, 2011, we have paid or accrued approximately $1.9 million in selling commissions and marketing support fees and approximately $1.0 million of other organizational and offering costs, representing our maximum liability as of such date for selling commissions, marketing support fees and other organizational and offering costs. An additional $5.8 million of costs incurred in connection with the Offering (exceeding the 15% expense limitation) have been paid or incurred by our Advisor on our behalf as of March 31, 2011. These costs will be deducted from future offering proceeds to the extent such costs are within the 15% limitation.

Operating Expenses

During the three months ended March 31, 2011, we paid or accrued approximately $0.3 million of operating expenses. For additional discussion see “Results of Operations” below.

Distributions

We did not have distributable earnings in 2010 or the three month ended March 31, 2011. On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365 days calendar year), payable to all common stockholders of record as of the close of business on each day (the “Distribution Rate and Payment Authorization”) commencing with the calendar quarter beginning July 1, 2010, and continuing each calendar quarter thereafter until terminated or amended by the board of directors. These distributions of new common shares to the recipient stockholders are expected to be non-taxable distributions.

For the three months ended March 31, 2011, we were obligated to distribute 32,834 shares of common stock. The shares were issued on April 18, 2011.

RESULTS OF OPERATIONS

From the time of our formation on December 12, 2008 through April 26, 2010, we had not commenced operations because we were in our development stage and had not received the minimum required offering amount of $2.0 million in shares of common stock. Operations commenced on April 26, 2010, when aggregate subscription proceeds in excess of the minimum offering amount were released to us from escrow.

Since we had not yet completed a property acquisition or made any other permitted investments as of March 31, 2011, our operating results for the three months then ended include only general, operating and administrative expenses of $278,593, consisting primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, programming costs related to the automation of certain transfer agent services, accounting and legal fees, and board of directors fees.

Beginning with the Expense Year October 1, 2010 through September 30, 2011, to the extent that operating expenses (as defined in the advisory agreement with the Advisor) payable or reimbursable by us, in any consecutive four quarters (an “Expense Year”), exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement with the Advisor), our Advisor may be required to reimburse us such expenses, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

The results of operations for the three months ended March 31, 2011, are not necessarily indicative of future performance due to having not yet completed our first acquisition or other permitted investment.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

FUNDS FROM OPERATIONS

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We intend to use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance.

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

During the three months ended March 31, 2011, there were no reconciling items between our net loss and FFO. FFO for the three months ended March 31, 2011 was $(278,593) and $(0.16) per share (basic and diluted).

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of March 31, 2011.

CONTRACTUAL OBLIGATIONS

We had no contractual obligations as of March 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our other Critical Accounting Policies and Estimates.

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

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 1A.	Risk Factors - None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this quarterly report, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering a public offering of up to $1.5 billion (150,000,000 shares) of common stock, was declared effective by the SEC. The Offering commenced on October 20, 2009 and is ongoing.

As of March 31, 2011, we had sold approximately $19.6 million (1,970,725 shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering or shares issued as stock dividends. Through March 31, 2011, the following costs have been recorded in connection with the issuance of the registered securities:

Selling commissions	$1,334,909
Marketing support fee	572,104
Other offering costs and expenses	982,177

Total stock issuance and offering costs*	$2,889,190

*	The selling commissions and marketing support fee are paid to CNL Securities Corp., our managing dealer, and a substantial portion of such amounts have been or are expected to be reallowed to participating broker-dealers. The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense limitation and may not exceed 15% of the gross offering proceeds. An additional $5.8 million of costs incurred in connection with the Offering (exceeding the 15% expense limitation) have been paid by our Advisor on our behalf as of March 31, 2011. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, were approximately $16.8 million as of March 31, 2011. We intend to pay offering expenses, acquire properties, and make other permitted investments with the proceeds from the Offering. In addition, until such time as we have operating cash flows from our assets, we will also pay operating expenses from our net offering proceeds.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May, 2011.

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