Form 10-Q
period 2011-06-30
Global Growth Trust, Inc.
filed 2011-08-12
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 9, 2011 was 3,215,387.

GLOBAL GROWTH TRUST, INC.

Item 1.	Financial Statements

GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

Real estate assets (including $4,211,994 related to consolidated variable interest entity)	$4,740,296	$—
Cash and cash equivalents (including $44,771 related to consolidated variable interest entity)	18,252,490	10,169,462
Prepaid expenses	130,773	22,997
Loan costs, net related to consolidated variable interest entity	160,403	—

Total assets	$23,283,962	$10,192,459

LIABILITIES AND EQUITY

Accounts payable and accrued expenses (including $202,933 related to consolidated variable interest entity)	$348,671	$13,063
Due to related parties	785,065	627,401

Total liabilities	1,133,736	640,464

Commitments and contingencies

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 2,929,905 shares and 1,320,612 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively (including 49,667 shares and 20,902 shares declared as a stock dividend as of June 30, 2011 and December 31, 2010, respectively, and distributed July 15, 2011 and January 14, 2011, respectively)	29,299	13,206
Capital in excess of par value	23,901,361	10,941,768
Accumulated deficit	(1,991,146)	(1,402,979)

Total stockholders’ equity	21,939,514	9,551,995
Noncontrolling interest	210,712	—

Total equity	22,150,226	9,551,995

Total liabilities and equity	$23,283,962	$10,192,459

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expenses:
General, operating and administrative	$309,574	$659,963	$588,167	$659,963
Organization costs	—	20,805	—	20,805

Total expenses	309,574	680,768	588,167	680,768

Net loss	$(309,574)	$(680,768)	$(588,167)	$(680,768)

Net loss per share of common stock (basic and diluted)	$(0.12)	$(1.34)	$(0.27)	$(1.34)

Weighted average number of shares of common stock outstanding (basic and diluted)	2,544,849	506,685	2,147,647	506,685

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND OTHER COMPREHENSIVE LOSS

For the Six Months Ended June 30, 2011 and Year Ended December 31, 2010

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Noncontrolling Interest	Total Equity	Comprehensive Loss
Balance at December 31, 2009	22,222	$222	$199,778	$—	$—	$200,000
Subscriptions received for common stock through public offering	1,264,974	12,650	12,583,215	—	—	12,595,865
Stock issuance and offering costs	—	—	(1,840,891)	—	—	(1,840,891)
Stock distribution	33,416	334	(334)	—	—	—
Net loss	—	—	—	(1,402,979)	—	(1,402,979)	$(1,402,979)

Total comprehensive loss							$(1,402,979)

Balance at December 31, 2010	1,320,612	$13,206	$10,941,768	$(1,402,979)	$—	$9,551,995
Subscriptions received for common stock through public offering	1,526,869	15,269	15,226,264	—	—	15,241,533
Stock issuance and offering costs	—	—	(2,265,847)	—	—	(2,265,847)
Stock distribution	82,424	824	(824)	—	—	—
Contributions received from noncontrolling interest in consolidated joint venture	—	—	—	—	210,712	210,712
Net loss	—	—	—	(588,167)	—	(588,167)	(588,167)

Total comprehensive loss							$(588,167)

Balance at June 30, 2011	2,929,905	$29,299	$23,901,361	$(1,991,146)	$210,712	$22,150,226

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Operating Activities:
Net loss	$(588,167)	$(680,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	(107,776)	(91,986)
Due from related parties	—	379
Accounts payable and accrued expenses	58,235	—
Due to related parties	166,877	771,384

Net cash used in operating activities	(470,831)	(991)

Investing Activities:
Additions to real estate	(4,242,867)	—

Net cash used in investing activities	(4,242,867)	—

Financing Activities:
Subscriptions received for common stock through public offering	15,241,533	4,750,436
Payment of stock issuance and offering costs	(2,277,976)	(641,380)
Payment of loan costs	(166,831)	—

Net cash provided by financing activities	12,796,726	4,109,056

Net Increase in Cash and Cash Equivalents	8,083,028	4,108,065

Cash and Cash Equivalents at beginning of period	10,169,462	199,621

Cash and Cash Equivalents at end of period	$18,252,490	$4,307,686

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Property costs incurred but unpaid	$280,289	$—

Loan cost amortization capitalized on development property	$6,428	$—

Stock issuance and offering costs incurred but unpaid	$38,805	$40,480

Contributions from noncontrolling interest	$210,712	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

1.	Business and Organization

Global Growth Trust, Inc., formerly known as CNL Macquarie Global Growth Trust, Inc., was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, Global Growth Trust, Inc., Global Growth, LP, formerly known as CNL Macquarie Growth, LP, a Delaware limited partnership (the “Operating Partnership”), Global Growth GP, LLC, formerly known as CNL Macquarie Growth GP, LLC, and other subsidiaries of the Company. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

The Company’s advisor is CNL Global Growth Advisors, LLC, formerly known as CNL Macquarie Global Growth Advisors, LLC, (the “Advisor”) and the Company’s property manager is CNL Global Growth Managers, LLC, formerly known as CNL Macquarie Global Growth Managers, LLC, (the “Property Manager”), each of which is a Delaware limited liability company and a wholly-owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sole sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Prior to June 30, 2011, the Advisor and Property Manager were joint ventures between CNL and Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly-owned subsidiary of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, MREAS sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager described above did not affect the Company’s investment objectives or strategies.

Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, the Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers the Company access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

The Company seeks to invest in global growth oriented real estate investments by leveraging the value of the international real estate expertise of MIRA and MGPA Advisory and their affiliates combined with the domestic real estate expertise of CNL.

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

As of June 30, 2011, the Company had received aggregate offering proceeds of approximately $27.8 million.

GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2011 may not be indicative of the results expected for the year ended December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

The unaudited condensed consolidated financial statements include the accounts of the Company, accounts of variable interest entities (“VIEs”) in which the Company is the primary beneficiary in accordance with the consolidation guidance of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and the accounts of other subsidiaries over which it has control. All intercompany profits, balances and transactions have been eliminated in consolidation.

Real Estate Under Construction - For properties under construction, real estate assets are stated at cost and all acquisition costs and fees associated with the transaction deemed to be an asset are capitalized. In addition, all operating expenses, including interest charges and other property expenses such as real estate taxes are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs.

Use of Estimates - Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Concentration of Credit Risk – As of June 30, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institution that holds the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Net Loss per Share – Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the period. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued at the beginning of the periods presented. Therefore, the weighted average shares outstanding for the quarter and six months ended June 30, 2010, have been revised to include stock distributions declared through June 30, 2011 as if they were outstanding for the full periods presented.

3.	Real Estate Transaction

On May 20, 2011, the Company entered into a joint venture agreement (“Joint Venture Agreement”) with WF Invest Long Point, LLC, a Delaware limited liability company (“Woodfield”), and formed a joint venture (the “Joint Venture”) which acquired a fee simple interest in a parcel of land located within a planned development in Mount Pleasant, South Carolina, a submarket of Charleston (the “Development Property”). The Joint Venture intends to construct and operate a 258 unit Class A garden-style apartment community on the approximately 32 acre Development Property (the “Project”). The purchase price for the Development Property was $3,432,000.

Pursuant to the Joint Venture Agreement, the Company acquired a 95% interest in the Joint Venture for a capital commitment of approximately $6,789,000, of which approximately $4.0 million was contributed at the closing of the Development Property. The Company is required to fund the remaining capital contribution during the development period. Woodfield acquired the remaining interest in the Joint Venture.

The purchase of the Development Property and related closing costs, as well as certain expenses, fees and pre-development costs were funded by the Joint Venture from the Company’s and Woodfield’s initial capital contribution described above. Certain development costs will be funded by the Joint Venture from future capital contributions. Additional development costs and the construction of the Project will be funded by a construction loan in the aggregate principal amount of approximately $21.4 million. The loan is collateralized by the Development Property and all improvements thereto. The loan bears interest at a LIBOR rate, adjusted monthly, but not less than 3.250% per annum and will mature on May 20, 2014. The Joint Venture will be required to make interest only payments each month until the maturity date, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due. The Joint Venture will have two options to extend the loan for additional periods of one year each, and if the first option is exercised, commencing June 1, 2014, the outstanding principal together with interest will be payable in equal monthly installments calculated based on a 30-year amortization with any remaining unpaid principal due at the end of the additional period.

GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

3.	Real Estate Transaction (continued)

The loan may be prepaid in full, but not in part, anytime upon written notice to the lender, without payment of any prepayment premium. The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default, all as set forth in the loan documents. Principals of Woodfield’s parent company, Woodfield Investments, LLC, a Virginia limited liability company (“Woodfield Parent”) have guaranteed the full amount of the loan and completion of the Project through the construction period.

In connection with the loan, the Company incurred $166,831 in origination and other loan costs. These costs have been capitalized and are being amortized and capitalized as project costs over the initial term of the loan. As of June 30, 2011, no amounts had been borrowed on the loan.

Once completed, the Project will be managed by the Property Manager through a sub-property management agreement with CNL Global Growth Sub-Managers, LLC (the “CNL Property Manager”). However, it is contemplated that the CNL Property Manager will contract with a national property management firm that specializes in the management of multifamily properties.

In connection with the development of the Project, the Joint Venture entered into a development agreement with Woodfield Parent. Under the terms of the agreement, Woodfield Parent will serve as developer of the Project and will coordinate and supervise the management and administration of the development and construction of the Project. For the services provided in connection with the development of the Project, the Joint Venture will pay Woodfield Parent a development fee in an amount equal to 3% of the final Project budget, of which 15%, net of Woodfield’s capital contributions due, was paid at closing with the remaining balance being paid out in eighteen equal monthly installments beginning on the first day of the month following the date of the first capital call. For the services provided in connection with the management of construction of the Project, the Joint Venture will also pay Woodfield Parent a construction management fee in the aggregate amount equal to 1% of the costs under the construction contract, to be paid in eighteen monthly installments, beginning the first day of each month following each subsequent advance of proceeds under the construction loan. Woodfield Parent and its principals are responsible for any cost overruns beyond the approved budget for the Project and Woodfield Parent is also providing a one year construction warranty for the Project. The first phase of the Project is expected to be completed during the second quarter of 2012, with remainder of the Project being completed in the fourth quarter of 2012.

Generally, operating cash flow will be distributed to the members on a pro rata basis. Proceeds from a capital event, such as the sale of the Development Property, will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, Woodfield will receive a disproportionate share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.

The Company has determined that the Joint Venture is a VIE because there was insufficient equity at risk due to the development nature of the Project. The Company has also determined that it is the primary beneficiary of the VIE and holds a controlling financial interest in the Joint Venture due to the Company’s power to direct the activities that most significantly impact the economic performance of the entity, including the unilateral right to sell the property at any time after the date that is twenty-four months after completion of the Project, as well as its obligation to absorb the losses and its right to receive benefits from the Joint Venture that could potentially be significant to the entity. As such, the transactions and accounts of the Joint Venture are included in the accompanying unaudited condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

4.	Real Estate Assets

As of June 30, 2011, real estate assets consisted of the following:

Land	$3,626,380
Construction in process	1,113,916

$4,740,296

As of June 30, 2011, $4,211,994 of the real estate assets were attributable to the consolidated variable interest entity and the balance represented capitalized costs of the Company attributable to the purchase and development of the Project including investment services fees and legal fees.

5.	Stock Issuance and Offering Costs

As of June 30, 2011, the Company had raised approximately $27.8 million (2,791,843 shares) in proceeds through its Offering. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. Costs incurred for activities prior to raising capital have been advanced or funded by the Company’s Advisor. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs paid by the Company may not exceed 15% of the aggregate gross offering proceeds. As of June 30, 2011, the total amount of stock issuance and offering costs incurred by the Company was approximately $4.1 million. (See Note 6, “Related Party Arrangements” for further discussion of amounts payable to related parties).

6.	Related Party Arrangements

All of the Company’s executive officers are executive officers or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly-owned subsidiary of CNL. CNL Securities Corp. receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold, if any, pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by CNL Securities Corp. For the quarters and six months ended June 30, 2011 and 2010, the Company incurred the following fees in connection with its Offering:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Selling commissions	$562,662	$312,087	$1,049,803	$312,087
Marketing support fees	241,141	133,751	449,916	133,751

	$803,803	$445,838	$1,499,719	$445,838

The Company also pays CNL Capital Markets Corp., an affiliate of CNL, an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor, for providing certain administrative services to the Company pursuant to a services agreement entered into between the Company and CNL Capital Markets Corp. During the quarter and six months ended June 30, 2011, the Company incurred $5,184 and $8,926, respectively, in such fees. During the quarter and six months ended June 30, 2010, the Company incurred $1,141 in such fees.

GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6.	Related Party Arrangements (continued)

The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organization, Offering, acquisitions and operating activities. The following table presents amounts incurred by the Company in fees and reimbursable expenses due to the Advisor and its affiliates for the quarters and six months ended June 30, 2011 and 2010.

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Reimbursable expenses:
Offering costs	$413,745	$236,022	$766,128	$236,022
Acquisition costs	—	—	12,303	—
Operating expenses	159,630	771,384	462,201	771,384

	573,375	1,007,406	1,240,632	1,007,406
Investment services fees	447,597	—	447,597	—
Asset management fees	2,916	—	2,916	—

	$1,023,888	$1,007,406	$1,691,145	$1,007,406

In connection with the investment in the Development Property, the Company paid the Advisor an investment services fee of $447,597 (included in table above), which is equal to 1.85% of its proportionate share of the purchase price and budgeted development and construction costs relating to the Development Property. Upon completion of the Project, to the extent the amounts actually paid relating to the Project vary from the budgeted amounts on which the investment services fee was initially based, the Advisor will reimburse or invoice the Company for 1.85% of the variance. The investment services fee and asset management fee have been capitalized as part of real estate assets as of June 30, 2011.

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	June 30, 2011	December 31, 2010
Due to the Advisor and its affiliates:
Reimbursable offering costs	$12,935	$16,978
Reimbursable operating expenses	743,344	576,467
Asset management fees	2,916	—

	759,195	593,445

Due to Managing Dealer:
Selling commissions	18,109	23,769
Marketing support fees	7,761	10,187

	25,870	33,956

	$785,065	$627,401

GLOBAL GROWTH TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6.	Related Party Arrangements (continued)

Operating expenses (as defined in the advisory agreement), in any four consecutive fiscal quarters commencing with October 1, 2010 (the “Expense Year”), are expected to exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”). Under the terms of the advisory agreement, the Advisor shall reimburse the Company, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by the Company exceeds the Limitation, unless a majority of its independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Organizational and offering costs incurred by the Advisor become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 5, “Stock Issuance and Offering Costs.” The Advisor has incurred an additional $5.8 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% expense limitation) as of June 30, 2011. These costs will be deducted from future offering proceeds to the extent such costs are within the 15% limitation.

7.	Distributions

On June 24, 2010, the Company’s board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365 days calendar year), payable to all common stockholders of record as of the close of business on each day commencing with the calendar quarter beginning on July 1, 2010, and continuing each calendar quarter thereafter until terminated or amended by the Company’s board of directors. These distributions of new common shares to the recipient stockholders are expected to be non-taxable distributions.

For the quarter and six months ended June 30, 2011, the Company was obligated to distribute 49,667 shares and 82,424 shares of common stock, respectively. The shares declared for the quarter ended June 30, 2011 were issued on July 15, 2011.

8.	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

9.	Subsequent Events

During the period July 1, 2011 through August 9, 2011, the Company received additional subscription proceeds of approximately $2.9 million (285,482 shares). As of August 9, 2011, the aggregate subscription proceeds totaled approximately $30.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010, and for the quarters and six months ended June 30, 2011 and 2010. Amounts as of December 31, 2010, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis included in our annual report on Form 10-K for the year ended December 31, 2010.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

The following information contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements generally are characterized by the use of terms such as “may,” “will,” “should,” “plan,” “anticipate,” “estimate,” “intend,” “predict,” “believe” and “expect” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Some factors that might cause such a difference include the following: the unfavorable current global economic environment, conditions affecting the CNL brand name, increased direct competition, changes in government regulations or accounting rules, changes in local, national and global real estate conditions, our ability to obtain lines of credit or permanent financing on satisfactory terms, changes in interest rates, availability of proceeds from our offering of shares, our ability to identify suitable investments, our ability to close on identified investments, inaccuracies of our accounting estimates, our ability to locate suitable tenants and operators for our properties and borrowers for our loans and the ability of such tenants and borrowers to make payments under their respective leases or loans. Given these uncertainties, we caution you not to place undue reliance on such statements. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances or to reflect the occurrence of unanticipated events. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2010.

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

Changes Relating to our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company wholly-owned by affiliates of CNL Financial Group, LLC (“CNL”), our sole sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the

Advisor. Prior to June 30, 2011, the Advisor and Property Manager were joint ventures between CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly-owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect our investment objectives or strategies.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. Affiliates of CNL and MREAS serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, the Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

Our management believes that these changes facilitate a more efficient way to leverage the global real estate competency of MIRA and MGPA Limited while decreasing certain of our administrative costs. Our investment objectives and policies remain the same and no changes were made to our advisory agreement with our Advisor or our property management agreement with our Property Manager. Although a CNL affiliate is the sole member of our Advisor and as such has sole management authority for our Advisor, our Advisor’s investment committee was expanded to seven members and includes one member designated by the MREAS sub-advisor, two members designated by the MGPA sub-advisor, and four members designated by our Advisor. No investment can be made without the approval of the investment committee.

Taxation as a REIT

In order to obtain the tax benefits of a REIT, we must file an election with our U.S. federal tax return for the first taxable year in which REIT status is desired. We currently operate and have elected to be taxed as a REIT for federal income tax purposes commencing with our filing of the tax return for the taxable year ended December 31, 2010. As a REIT, we generally will not be subject to federal income tax at the corporate level to the extent that we distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income (loss) and cash flows. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we may conduct business. We believe that we are organized and have operated in a manner to qualify for treatment as a REIT beginning with the year ended December 31, 2010. In addition, we intend to continue to be organized and to operate so as to qualify and remain qualified as a REIT for federal income tax purposes.

Asset Diversification and Global Focus

We recently acquired our first property through our Joint Venture in Mount Pleasant, South Carolina, but we continue to have a broad mandate to invest in a wide variety of sectors around the world. Our initial focus on domestic properties was based on the relative ease with which we could conduct due diligence and acquire assets of relatively small dollar investments. In addition to sound property-level attributes, we carefully reviewed the property location. Mount Pleasant, which has grown by more than 35 percent during the past ten years, is part of the Charleston metropolitan statistical area. It offers an attractive quality of life and strong employment growth, with an average household income of approximately $89,000 annually. Area residential trends are moving away from home ownership, and there is a limited supply of high-quality, new construction apartment complexes. As of March 2011, according to Real Data, there were no units under development. To fill this void, our Joint Venture purchased raw land for approximately $3.4 million and will develop and lease high-quality units. We expect to diversify our domestic investments by making further acquisitions outside of South Carolina.

Surveying the market today, we see ongoing opportunities in several key sectors utilizing different strategies. Two particularly attractive growth opportunities include bank owned or distressed office assets and multifamily development.

As we look more broadly at our investment mandate, we anticipate that up to 30% of our assets may be located outside the United States. We continue to research markets around the globe that offer opportunities that are consistent with our strategy and capital availability. In particular, we are looking closely at Asia and Europe for potential target acquisitions, for instance:

•

Asia, and in particular China, is experiencing a surge in population, a strengthening of household incomes and a trend toward urbanization. These attributes combined are fueling demand for office and retail properties. Expected growth in GDP throughout non-Japan Asia outpaces the United States and Europe. The explosive growth of retail centers in Asia, designed to keep up with demand for goods, has revealed the relative inexperience of developers serving that market, while many existing retail centers suffer from obsolescence and require basic refurbishment.

•

Opportunities in Europe require the review of individual markets including some that extend beyond the “Eurozone” members that share a common currency to countries such as the United Kingdom, Sweden and Denmark. While project financing is generally difficult to obtain, we are aware of a number of mid-sized redevelopment projects that may fit our investment mandate.

•	With local investment offices in many of the major markets across Europe and Asia, our sub-advisors bring the perspective and expertise to capitalize on opportunities in these international markets.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is the proceeds of our public offering (our “Offering”). On October 20, 2009, we commenced our Offering of up to $1.5 billion of shares of common stock. As of June 30, 2011, we had received aggregate proceeds from our Offering of approximately $27.8 million. During the period July 1, 2011 through August 9, 2011, we received additional proceeds of approximately $2.9 million from our Offering.

Borrowings

On May 20, 2011, through a wholly-owned subsidiary, we entered into a joint venture agreement (“Joint Venture Agreement”) with WF Invest Long Point, LLC, a Delaware limited liability company (“Woodfield”), and formed a joint venture (“Joint Venture”) which acquired a fee simple interest in a parcel of land located within a planned development in Mount Pleasant, South Carolina, a submarket of Charleston (the “Development Property”). The Joint Venture intends to construct and operate a 258 unit Class A garden-style apartment community on the approximately 32 acre Development Property (the “Project”). The Project will be funded by a construction loan in the aggregate principal amount of approximately $21.4 million. The loan is collateralized by the Development Property and all improvements on the Development Property. The loan bears interest at a LIBOR rate, adjusted monthly, but not less than 3.250% per annum and will mature on May 20, 2014.

Once completed, the Project will be managed by our Property Manager through a sub-property management agreement with an affiliate of CNL. However, it is contemplated that the CNL Property Manager will contract with a national property management firm that specializes in the management of multifamily properties.

Woodfield’s parent company, Woodfield Investments, LLC (“Woodfield Parent”), specializes in multi-family developments and its principals have developed apartment communities throughout four southeastern states. The Woodfield Parent will serve as developer of the Project and will coordinate and supervise the management and administration of the development and construction of the Project. The Woodfield Parent and its principals are responsible for any cost overruns beyond the approved budget for the Project and the Woodfield Parent is also providing a one year construction warranty for the Project.

Uses of Liquidity and Capital Resources

Acquisitions

Pursuant to the Joint Venture Agreement, in connection with the closing on the purchase of the Development Property, we acquired a 95% interest in the Joint Venture for a capital commitment of approximately $6,789,000, of which approximately $4.0 million was contributed at the time of the closing of the Development Property. We are required to fund the remaining capital contribution during the development period. Woodfield acquired the remaining interest in the Joint Venture. In connection with the acquisition of the Development Property, we incurred $447,597 in investment services fees payable to our Advisor. Certain future development costs will be funded by the Joint Venture from our future capital contributions; however, the majority of the development and construction costs will be funded by the construction loan described in “Borrowing” above.

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

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold, excluding shares sold, if any, pursuant to our distribution reinvestment plan, and reimbursement of actual expenses incurred in connection with the Offering. In accordance with the our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds.

As of June 30, 2011, we have paid or accrued approximately $2.7 million in selling commissions and marketing support fees and approximately $1.4 million of other organizational and offering costs, representing our maximum liability as of such date for selling commissions, marketing support fees and other organizational and offering costs. An additional $5.8 million of costs incurred in connection with our Offering (exceeding the 15% expense limitation) have been paid or incurred by our Advisor on our behalf as of June 30, 2011. These costs will be deducted from future offering proceeds to the extent such costs are within the 15% limitation.

Operating Expenses

During the quarter and six months ended June 30, 2011, we paid or accrued approximately $0.3 million and $0.6 million of operating expenses, respectively. During the quarter and six months ended June 30, 2010, we paid or accrued approximately $0.7 million of operating expenses. For additional discussion, see “Results of Operations” below.

Distributions

We did not have distributable earnings in 2010 or the quarter and six months ended June 30, 2011. On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365 days calendar year), payable to all common stockholders of record as of the close of business on each day (the “Distribution Rate and Payment Authorization”) commencing with the calendar quarter beginning July 1, 2010, and continuing each calendar quarter thereafter until terminated or amended by the board of directors. These distributions of new common shares to the recipient stockholders are expected to be non-taxable distributions. Stock distributions preserve cash as properties achieve stabilization.

For the quarter and six months ended June 30, 2011, we were obligated to distribute 49,667 shares and 82,424 shares, respectively, of common stock. The shares declared for the quarter ended June 30, 2011 were issued on July 15, 2011.

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

In May 2011, we acquired our first property, the Development Property. While under development, substantially all expenditures are capitalized into the cost of the Project, including investment services fees and acquisition expenses.

Since the acquisition of the Development Property was our first investment, our operating results for the quarters and six months ended June 30, 2011 and 2010, include only general, operating and administrative expenses, consisting primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, programming costs related to the automation of certain transfer agent services, accounting and legal fees, and board of directors fees. The results of operations for the quarter and six months ended June 30, 2011 are not necessarily indicative of future performance.

Operating expenses (as defined in the advisory agreement), in any four consecutive fiscal quarters commencing with October 1, 2010 (the “Expense Year”), are expected to exceed the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”). Under the terms of the advisory agreement, our Advisor must reimburse us, within 60 days after the end of the Expense Year, the amount by which the total operating expenses paid or incurred by us exceeds the Limitation, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

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

During the quarters and six months ended June 30, 2011 and 2010, there were no reconciling items between our net loss and FFO. FFO for the quarter and six months ended June 30, 2011 was $(309,574), or $(0.12) per share (basic and diluted), and $(588,167), or $(0.27) per share (basic and diluted), respectively. FFO for the quarter and six months ended June 30, 2010 was $(680,768) or $(1.34) per share (basic and diluted).

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2011.

CONTRACTUAL OBLIGATIONS

As of June 30, 2011, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period (in millions)
	Less than 1 year	Years 1 - 3	Years 3-5	More than 5 years	Total
Development contract on Development Property(1)	$13.5	$10.9	$—	$—	$24.4

(1)	The amounts presented above represent budgeted development costs and the expected timing of such costs.

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

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering our Offering of up to $1.5 billion (150,000,000 shares) of common stock, was declared effective by the SEC. The Offering commenced on October 20, 2009 and is ongoing.

As of June 30, 2011, we had sold approximately $27.8 million (2,791,843 shares) in connection with the Offering. The shares sold and the gross offering proceeds received from such sales do not include the 22,222 shares purchased by our Advisor for $200,000 preceding the commencement of the Offering or shares issued as stock distributions. Through June 30, 2011, the following costs (paid or payable to our affiliates) have been recorded in connection with the issuance of the registered securities:

Selling commissions	$1,897,571
Marketing support fee	813,245
Other offering costs and expenses	1,395,922

Total stock issuance and offering costs*	$4,106,738

*	The selling commissions and marketing support fee are paid to CNL Securities Corp., our managing dealer, and a substantial portion of such amounts have been or are expected to be paid to participating broker-dealers by CNL Securities Corp. The total amount of selling commissions, marketing support fees and other organizational and offering expenses are subject to an expense limitation and may not exceed 15% of the gross offering proceeds. An additional $5.8 million of costs incurred in connection with the Offering (exceeding the 15% expense limitation) have been paid by our Advisor on our behalf as of June 30, 2011. These costs will be deducted from future offering proceeds and reimbursed to affiliates to the extent that the costs are within the 15% limitation.

The net offering proceeds available to us from the Offering, after deducting the total expenses described above, were approximately $23.7 million as of June 30, 2011. As of June 30, 2011, we had invested approximately $4.5 million in one property under development, including the payment of investment services fees of $447,597 to our Advisor and acquisition expenses and excluding our joint venture partner’s interest in the property. Unless otherwise specified, the amounts described above were paid to persons not affiliated with us or our Advisor or to any person owning 10% or more of our stock. We intend to pay offering expenses, acquire properties, and make other permitted investments with the proceeds from the Offering. In addition, we have paid and until such time as we have operating cash flows from our assets, we will continue to pay operating expenses from our net offering proceeds.

Item 3.	Defaults Upon Senior Securities - None

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of August, 2011.

GLOBAL GROWTH TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

10.1	Agreement for Purchase and Sale of Real Property dated November 10, 2010 between Redus SC Land, LLC and Woodfield Investments, LLC, and amendments thereto. (Filed herewith.)

10.1.1	Assignment of Agreement for Purchase and Sale of Real Property dated May 20, 2011 between Woodfield Investments, LLC and GR-105 Long Point Venture, LLC. (Filed herewith.)

10.2	Building Loan Agreement (Commercial Building) dated May 20, 2011 between GR-105 Long Point Venture, LLC and Wells Fargo Bank, National Association. (Filed herewith.)

10.2.1	Promissory Note Secured by Mortgage dated May 20, 2011 by GR-105 Long Point Venture, LLC in favor of Wells Fargo Bank, National Association. (Filed herewith.)

10.3	Limited Liability Company Agreement of GR-105 Long Point Venture, LLC executed on or about May 20, 2011. (Filed herewith.)

31.1	Certification of Chief Executive Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer of Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.2	Certification of Chief Financial Officer of Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Growth Trust, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity and Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statement.

*	Pursuant to Rule 406T of Regulations S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.