Form 10-Q
period 2011-09-30
Global Growth Trust, Inc.
filed 2011-11-14
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 4, 2011 was 3,723,393.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Real estate assets (including from VIEs of $4,951,372 and $0, respectively)	$5,425,926	$—
Cash and cash equivalents (including from VIEs of $7,672 and $0, respectively)	22,085,601	10,169,462
Prepaid expenses and other assets	79,327	22,997
Loan costs, net (including from VIEs of $159,459 and $0, respectively)	216,937	—
Deposits on real estate	150,000	—

Total assets	$27,957,791	$10,192,459

LIABILITIES AND EQUITY
Liabilities:
Accrued development costs (including from VIEs of $501,565 and $0, respectively)	$510,619	$—
Accounts payable and other accrued expenses (including from VIEs of $14,756 and $0, respectively)	237,528	13,063
Due to related parties	843,517	627,401

Total liabilities	1,591,664	640,464

Commitments and contingencies (Note 6)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 3,540,511 and 1,320,612 shares issued and outstanding, respectively (including 64,890 and 20,902 shares declared as stock dividends, respectively, and distributed October 14, 2011 and January 14, 2011, respectively)	35,405	13,206
Capital in excess of par value	28,533,847	10,941,768
Accumulated deficit	(2,433,243)	(1,402,979)

Total stockholders’ equity	26,136,009	9,551,995
Noncontrolling interest	230,118	—

Total equity	26,366,127	9,551,995

Total liabilities and equity	$27,957,791	$10,192,459

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expenses:
General and administrative	$360,118	$338,526	$936,580	$994,113
Acquisition expenses	81,979	2,435	93,684	6,811
Organization costs	—	—	—	20,805

Total expenses	442,097	340,961	1,030,264	1,021,729

Net loss attributable to common stockholders	$(442,097)	$(340,961)	$(1,030,264)	$(1,021,729)

Net loss per share of common stock (basic and diluted)	$(0.13)	$(0.43)	$(0.40)	$(1.45)

Weighted average number of shares of common stock outstanding (basic and diluted)	3,291,339	801,457	2,576,089	705,430

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2011 and Year Ended December 31, 2010

(UNAUDITED)

	Common Stock
	Number of Shares	Par Value	Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity

Balance at December 31, 2009	22,222	$222	$199,778	$—	$200,000	$—	$200,000
Subscriptions received for common stock through public offering	1,264,974	12,650	12,583,215	—	12,595,865	—	12,595,865
Stock issuance and offering costs	—	—	(1,840,891)	—	(1,840,891)	—	(1,840,891)
Stock distribution	33,416	334	(334)	—	—	—	—
Net loss	—	—	—	(1,402,979)	(1,402,979)	—	(1,402,979)

Balance at December 31, 2010	1,320,612	13,206	10,941,768	(1,402,979)	9,551,995	—	9,551,995
Subscriptions received for common stock through public offering	2,072,585	20,726	20,675,863	—	20,696,589	—	20,696,589
Stock issuance and offering costs	—	—	(3,082,311)	—	(3,082,311)	—	(3,082,311)
Stock distribution	147,314	1,473	(1,473)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	230,118	230,118
Net loss	—	—	—	(1,030,264)	(1,030,264)	—	(1,030,264)

Balance at September 30, 2011	3,540,511	$35,405	$28,533,847	$(2,433,243)	$26,136,009	$230,118	$26,366,127

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Operating Activities:
Net loss	$(1,030,264)	$(1,021,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(56,330)	(57,112)
Accounts payable and other accrued expenses	187,231	—
Due to related parties	229,493	511,978

Net cash used in operating activities	(669,870)	(566,863)

Investing Activities:
Additions to real estate	(4,682,467)	—
Deposits on real estate	(150,000)	—

Net cash used in investing activities	(4,832,467)	—

Financing Activities:
Subscriptions received for common stock through public offering	20,696,589	7,053,431
Payment of stock issuance and offering costs	(3,095,688)	(1,002,910)
Payment of loan costs	(201,831)	—
Contributions from noncontrolling interest	19,406	—

Net cash provided by financing activities	17,418,476	6,050,521

Net Increase in Cash and Cash Equivalents	11,916,139	5,483,658
Cash and Cash Equivalents at Beginning of Period	10,169,462	199,621

Cash and Cash Equivalents at End of Period	$22,085,601	$5,683,279

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Development costs incurred but unpaid	$510,619	$—

Loan cost amortization capitalized on development property	$22,128	$—

Loan costs incurred but unpaid	$37,234	$—

Stock issuance and offering costs incurred but unpaid	$37,557	$22,461

Contributions from noncontrolling interest	$210,712	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

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

The Company’s advisor is CNL Global Growth Advisors, LLC, formerly known as CNL Macquarie Global Growth Advisors, LLC, (the “Advisor”) and the Company’s property manager is CNL Global Growth Managers, LLC, formerly known as CNL Macquarie Global Growth Managers, LLC, (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Prior to June 30, 2011, both the Advisor and Property Manager were joint ventures between CNL and Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, MREAS sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect the Company’s investment objectives or strategies.

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

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933. On April 23, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on April 26, 2010, subscription proceeds of approximately $2.3 million were released from escrow and the Company commenced operations. Prior to April 26, 2010, the Company was in its development stage and had not commenced operations. On August 9, 2011, the Company’s board of directors extended the Offering to October 9, 2012.

As of September 30, 2011, the Company had received aggregate offering proceeds of approximately $33.3 million.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2011 may not be indicative of the results expected for the year ended December 31, 2011. Amounts as of December 31, 2010 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2010, included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Consolidation and Variable Interest Entities – In accordance with the guidance for the consolidation of variable interest entities, the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it must consolidate a variable interest entity as the primary beneficiary. In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to net loss do not include noncontrolling interests, which the Company reports separately.

Real Estate Under Development – The Company records the acquisition of properties that are under development at cost, including acquisition fees and closing costs incurred. The cost of the real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs.

Impairment of Real Estate Assets – Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. Generally, a property value is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged) of the property over its remaining useful life is less than the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the carrying value of the property is adjusted to an amount to reflect the estimated fair value of the property.

Concentration of Credit Risk – As of September 30, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institution that holds the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Loan Costs – Financing costs paid in connection with obtaining the construction debt facility are deferred and amortized over the life of the debt using the straight line method.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Acquistions – Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and intangible assets generally consisting of above- and below-market leases and in-place leases, and allocates the purchase price to assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. Above- and below-market lease values are recorded based on the present value of the difference between the contractual amounts to be paid and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant and land at its appraised value.

Net Loss per Share – Net loss per share is calculated based upon the weighted average number of shares of common stock outstanding during the periods presented. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding for the full period presented. Therefore, the weighted average number of shares outstanding for the quarter and nine months ended September 30, 2010, have been revised to include stock distributions declared through September 30, 2011 as if they were outstanding for the full periods presented.

Use of Estimates – Management may make estimates and assumptions related to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the unaudited condensed consolidated financial statements in conformity with GAAP. Actual results could differ from those estimates.

Reclassifications – Certain prior period amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements –Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial position, results of operations or liquidity.

3.	Variable Interest Entity

On May 20, 2011, the Company entered into a joint venture agreement (“Joint Venture Agreement”) with WF Invest Long Point, LLC, a Delaware limited liability company (“Woodfield”), and formed a joint venture (the “Long Point Joint Venture”) which acquired a fee simple interest in a parcel of land located within a planned development in Mount Pleasant, South Carolina, a submarket of Charleston (the “Long Point Property”). The Long Point Joint Venture was formed to construct and operate a 258 unit Class A garden-style apartment community on the approximately 32 acre Long Point Property (the “Long Point Project”).

Pursuant to the Joint Venture Agreement, the Company acquired a 95% interest in the Long Point Joint Venture for a capital commitment of approximately $6.8 million, of which the Company had funded approximately $4.4 million as of September 30, 2011. Woodfield acquired the remaining interest in the Long Point Joint Venture. Generally, operating cash flow will be distributed to the members on a pro rata basis.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

3.	Variable Interest Entity (continued)

Proceeds from a capital event, such as a sale, will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, Woodfield will receive a disproportionate share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.

The Company has determined that the Long Point Joint Venture is a VIE because it believes there is insufficient equity at risk due to the development nature of the Long Point Project. The Company has also determined that it is the primary beneficiary of the VIE and holds a controlling financial interest in the Long Point Joint Venture due to the Company’s power to direct the activities that most significantly impact the economic performance of the entity, including the unilateral right to sell the property at any time after the date that is twenty-four months after completion of the Long Point Project, as well as its obligation to absorb the losses and its right to receive benefits from the Long Point Joint Venture that could potentially be significant to the entity. As such, the transactions and accounts of the Long Point Joint Venture are included in the accompanying unaudited condensed consolidated financial statements. The creditors of the VIE do not have general recourse to the Company.

4.	Real Estate Assets

As of September 30, 2011, real estate assets consisted of the following:

Land	$3,626,248
Construction in process	1,799,678

$5,425,926

As of September 30, 2011, the Company owned one property through a 95% ownership interest in a joint venture, the Long Point Project described in Note 3, “Variable Interest Entity,” which was under development. In connection with the development of the Long Point Project, the Long Point Joint Venture entered into a development agreement with Woodfield Investments, LLC (the “Woodfield Parent”) for a maximum development budget of approximately $28.6 million, including the purchase price of the land. Under the terms of the agreement, the Woodfield Parent serves as developer of the Long Point Project and coordinates and supervises the management and administration of the development and construction of the Long Point Project.

In connection therewith, the Woodfield Parent receives a development fee of 3% of the Long Point Project budget and a construction management fee of 1% of the costs under the construction contract. The Woodfield Parent and its principals are responsible for any cost overruns beyond the approved budget for the Long Point Project and the Woodfield Parent is providing a one year construction warranty for the Long Point Project. The first phase of the Long Point Project is expected to be completed during the second quarter of 2012, with the remainder of the Long Point Project being completed in the fourth quarter of 2012. As of September 30, 2011, the Long Point Joint Venture had incurred approximately $5.1 million in costs related to the Long Point Project, including $0.2 million in development and construction management fees to the Woodfield Parent and approximately $0.2 million which have been capitalized as loan costs.

As of September 30, 2011, approximately $5.0 million of the real estate assets were attributable to the consolidated variable interest entity and the balance represented capitalized costs of the Company attributable to the purchase and development of the Long Point Project, including investment services fees to the Company’s Advisor described in Note 8, “Related Party Arrangements.”

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

5.	Indebtedness

In connection with the purchase and development of the Long Point Property, the Long Point Joint Venture obtained a construction loan in the aggregate principal amount of approximately $21.4 million. The loan is expected to be used to fund construction of the Long Point Project and is collateralized by the Long Point Property and all improvements thereto. The loan bears interest at a rate of LIBOR plus 2.50%, adjusted monthly, with an all-in interest rate floor of 3.25% per annum and will mature on May 20, 2014. The Long Point Joint Venture will be required to make interest only payments each month until the maturity date, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due. The Long Point Joint Venture will have two options to extend the loan for additional periods of one year each, and if the first option is exercised, commencing June 1, 2014, the outstanding principal together with interest will be payable in equal monthly installments calculated based on a 30-year amortization with any remaining unpaid principal due at the end of the additional period.

Principals of the Woodfield Parent have guaranteed the full amount of the loan and completion of the Long Point Project through the construction period. In connection with the loan, the Company incurred approximately $0.2 million in origination and other loan costs. These costs have been capitalized and are being amortized over the initial term of the loan with all such amortized amounts capitalized as a project cost during the development period. As of September 30, 2011, no amounts had been borrowed on the loan and the Company had capitalized $22,128 of loan cost amortization.

In September 2011, the Company obtained a commitment from a lender for an $11.15 million loan in connection with the pending investment in the office building complex in Duluth, Georgia, described in Note 10, “Subsequent Events.” In connection therewith, the Company had funded and capitalized approximately $57,000 of loan costs as of September 30, 2011.

6.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

7.	Stock Issuance and Offering Costs

As of September 30, 2011, the Company had raised approximately $33.3 million in proceeds through its Offering. The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including filing fees, legal, accounting, printing, selling commissions, marketing support fees and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, due diligence expense reimbursements, and organizational and offering costs paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering expenses are generally funded by the Company’s Advisor and subsequently reimbursed by the Company subject to the limitation described above.

As of September 30, 2011, the total amount of stock issuance and offering costs incurred by the Company was approximately $4.9 million. See Note 8, “Related Party Arrangements,” for further discussion of amounts due to related parties for stock issuance and offering costs and additional offering costs incurred by the Advisor as of September 30, 2011.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

8.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”). In connection with services provided to the Company, affiliates are entitled to the following fees.

Managing Dealer – The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor – The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties as of the end of the preceding month.

Property Manager – Pursuant to a master property management agreement, the Property Manager receives property management fees of up to 4.5% of gross revenues for management of the Company’s properties.

CNL Capital Markets Corp. – CNL Capital Markets Corp., an affiliate of CNL, receives an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement.

The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters commencing with the year ended September 30, 2011 (the “Expense Year”), the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. On November 4, 2011, the independent directors determined that operating expenses during the initial Expense Year, including $1.2 million in excess of the Limitation, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of the Company, and its complimentary stock dividend.

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments.

•	The operating expenses necessary as a public company.

Organizational and offering costs incurred by the Advisor on behalf of the Company become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 7, “Stock Issuance and Offering Costs.” The Advisor has incurred an additional $6.1 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on expenses) as of September 30, 2011. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

8.	Related Party Arrangements (continued)

For the quarters and nine months ended September 30, 2011 and 2010, the Company incurred the following fees due to the Managing Dealer in connection with its Offering:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Selling commissions	$380,524	$158,802	$1,430,327	$470,889
Marketing support fees	163,082	68,059	612,998	201,810

	$543,606	$226,861	$2,043,325	$672,699

For the quarters and nine months ended September 30, 2011 and 2010, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reimbursable expenses:
Offering costs	$272,858	$116,650	$1,038,986	$352,672
Acquisition costs	4,373	–	16,676	–
Operating expenses	143,341	306,026	605,542	1,077,410

	420,572	422,676	1,661,204	1,430,082
Investment services fees	–	–	447,597	–
Asset management fees	9,870	–	12,786	–

	$430,442	$422,676	$2,121,587	$1,430,082

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	September 30,	December 31,
	2011	2010
Due to Managing Dealer:
Selling commissions	$17,527	$23,769
Marketing support fees	7,511	10,187

	25,038	33,956

Due to the Advisor and its affiliates:
Reimbursable offering costs	12,519	16,978
Reimbursable operating expenses	805,960	576,467

	818,479	593,445

	$843,517	$627,401

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

9.	Distributions

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

For the quarter and nine months ended September 30, 2011, the Company was obligated to distribute 64,890 shares and 147,314 shares of common stock, respectively. The shares declared for the quarter ended September 30, 2011 were issued on October 14, 2011. For the quarter and nine months ended September 30, 2010, the Company was obligated to distribute 12,514 shares of common stock. The shares declared for the quarter ended September 30, 2010, were issued on October 18, 2010.

10.	Subsequent Events

On October 17, 2011, the Company acquired a three building office complex with approximately 264,000 net rentable square feet located in Duluth, Georgia, known as Gwinnett Center (“Gwinnett Center”) for $14.1 million, exclusive of closing costs and liabilities assumed. In connection with the acquisition, the Company incurred $260,850 in investment services fees payable to the Advisor. As of September 30, 2011, the Company had funded a deposit of $150,000 relating to the purchase of this property and incurred approximately $70,000 in due diligence and other acquisition-related expenses.

Concurrent with the acquisition of Gwinnett Center, the Company closed on a loan from RBC Bank in the amount of $11.15 million. At closing, the Company paid $7 million of the purchase price from a draw on the loan and paid the balance of the purchase price and closing costs from proceeds of its Offering. In addition, the Company plans to fund $0.6 million of capital improvements. Approximately $4.15 million of the loan proceeds are expected to be used to fund up to $300,000 of the capital improvements and up to $3.85 million for future leasing commissions and tenant improvements for leases meeting certain requirements. The loan bears interest at a variable rate adjusted to the greater of (i) 4.95% or (ii) the LIBOR base rate (as defined in the loan agreement) plus 3.50%. The loan agreement provides for the reduction of the interest rate to the greater of (i) 4.20% or (ii) the LIBOR base rate plus 3.50% per annum if a minimum debt service coverage ratio is attained. The interest rate is also subject to a de minimis increase if a minimum deposit account balance is not maintained.

The loan has an initial term of three years and requires interest only monthly payments, with an option to extend the loan for an additional two years, subject to meeting certain requirements and including the payment of an extension fee of 0.50% of the loan amount then outstanding. During the two-year extension, if any, monthly payments will equal $17,050 of principal and monthly accrued interest until the extended maturity date, at which time the loan will be due and payable in full.

The three buildings are approximately 41% leased in the aggregate to approximately 30 tenants with remaining lease terms expiring at various times during the next five years. Certain tenants have lease renewal options ranging from one to six years following the expiration of the current terms. Consistent with the Company’s investment strategy, the Company will seek to refurbish and lease up the vacant space and actively manage lease renewals.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

10.	Subsequent Events (continued)

The following summarizes the Company’s allocation of the purchase price for Gwinnett Center, and the estimated fair values of the assets acquired and liabilities assumed:

Total Purchase Price Allocation
Land and land improvements	$3,020,000
Building and improvements	7,930,000
Lease intangibles[1]	2,930,000
Tenant improvements	220,000
Liabilities assumed	(114,900)

Net assets acquired	$13,985,100

[1]	The weighted-average amortization period is 2.6 years.

The following presents unaudited consolidated pro forma revenues and net loss of the Company as if Gwinnett Center had been acquired as of January 1, 2010 and owned during the entire nine months ended September 30, 2011 and 2010:

	2011	2010
Revenues	$1,523,895	$2,657,144

Net loss[1]	$(1,879,458)	$(855,688)

Net loss per share of common stock (basic and diluted)	$(0.58)	$(0.54)

Weighted average number of shares of common stock outstanding (basic and diluted)	3,212,943	1,580,935

[1]

Non-recurring acquisition related expenses directly attributable to the acquisition and included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011, of approximately $70,000 have been eliminated.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

10.	Subsequent Events (continued)

During the period October 1, 2011 through November 4, 2011, the Company received additional subscription proceeds of approximately $1.8 million. As of November 4, 2011, the aggregate subscription proceeds totaled approximately $35.1 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010, and for the quarters and nine months ended September 30, 2011 and 2010. Amounts as of December 31, 2010, included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our annual report on Form 10-K for the year ended December 31, 2010.

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

GENERAL

Global Growth Trust, Inc. (hereinafter referred to as either the “Company,” “we,” “us,” or “our”) was organized pursuant to the laws of the State of Maryland on December 12, 2008. We intend to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We principally focus on acquiring commercial properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what we believe is positive demographic, political or structural changes which are expected to benefit real estate investments during our projected holding period. We may also purchase properties facing time-sensitive deadlines that we believe would benefit from a new leasing or management strategy, and properties with deferred maintenance needs. We may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self storage properties, as well as other classifications of commercial real estate property. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. We may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We anticipate that up to 30% of our assets may be located outside the United States.

Changes Relating to our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC (“CNL”), our sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Prior to June 30, 2011, both the Advisor and Property Manager were joint ventures between CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect our investment objectives or strategies.

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

Our management believes that these changes facilitate a more efficient way to leverage the global real estate competency of MIRA and MGPA Limited while decreasing certain of our administrative costs. Our investment objectives and policies remain the same and no changes were made to our advisory agreement with our Advisor or our property management agreement with our Property Manager. Although a CNL affiliate is the sole member of our Advisor and as such has sole management authority for our Advisor, our Advisor’s investment committee was expanded to seven members and includes one member designated by the MREAS sub-advisor, two members designated by the MGPA sub-advisor, and four members designated by our Advisor. In accordance with our policies, no investment can be made without the approval of the investment committee.

Taxation as a REIT

We currently operate and have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. In addition, we intend to continue to be organized and to operate so as to qualify and remain qualified as a REIT for federal income tax purposes. As a REIT, we generally will not be subject to federal income tax at the corporate level on our ordinary income and capital gains which we distribute currently to our stockholders. In order to qualify as a REIT we must distribute at least 90% of our taxable income to our stockholders and meet other compliance requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on all of our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is lost. Such an event could materially and adversely affect our net income (loss) and cash flows. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and U.S. federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we may conduct business.

Asset Diversification and Global Focus

Location – At September 30, 2011, we owned one real estate property, a multi-family development property in Mount Pleasant, South Carolina, through a 95% ownership interest in a joint venture. In addition, on October 17, 2011, we acquired a three building office complex in Duluth, Georgia, near Atlanta, with the intention of increasing its occupancy. Although these initial investments are located in the southeastern U.S., we continue to have a broad mandate to invest in a wide variety of sectors around the world. Our initial focus on domestic properties has been based on the relative ease with which we can conduct due diligence and acquire assets of relatively small dollar investments. We believe the southeastern states offer the most attractive pricing and are poised for further gains; however, we expect to diversify our domestic investments by making further acquisitions outside of the southeastern states.

As we look more broadly at our investment mandate, we anticipate that up to 30% of our assets may be located outside the U.S. With local investment offices in many of the major markets across Europe and Asia, our sub-advisors bring the perspective and expertise necessary to enter these markets. We continue to research markets around the globe that offer opportunities that are consistent with our strategy and capital availability. For instance:

•

Opportunities in Europe require the review of individual markets including countries that are “Eurozone” members sharing a common currency, as well as other areas such as the United Kingdom. While project financing is generally difficult to obtain, we believe we will be able to participate as a co-investor or partner in larger-scale redevelopment projects or invest directly in smaller projects and, in so doing, diversify our portfolio. We are currently evaluating projects located in Europe but do not expect to close on an international acquisition in 2011.

•

Asia is experiencing a surge in population, a strengthening of household incomes and a trend toward urbanization. These attributes have fueled demand for office and retail properties. Growth in GDP throughout Asia (excluding Japan) is expected to outpace the U.S. and Europe. The marked growth of retail centers in Asia, designed to keep up with demand for goods, has revealed the relative inexperience of developers serving that market, while many existing retail centers suffer from obsolescence and require basic refurbishment.

Asset type – Our initial investment focus has been to invest in real estate either directly or through joint ventures. We have indicated in our Offering documents that we may also invest in commercial real estate-related debt and securities such as B notes, mezzanine loans or commercial mortgage backed securities. While there may be opportunities that align with our objective to achieve growth in the value of such assets, we expect that near-term substantially all assets we buy will be real estate. In some cases, we may buy equity in a real estate project that requires classification as a security for financial reporting purposes.

Asset class – We seek to invest in assets that have future growth potential, and these can be found across many different asset classes. Surveying the market today and our pipeline of viable deals, several key asset classes are seen with greater recurrence. We particularly favor bank owned or distressed office assets where the seller is motivated to sell. We also believe multi-family development projects align well with our growth strategy. The confluence of factors such as the housing market bubble, general economic decline, unemployment, decreased housing starts and the inability of many to qualify for home loans, has created a growing number of residential renters in markets where supply had become worn and dated. We are currently negotiating a second multi-family development project.

LIQUIDITY AND CAPITAL RESOURCES

General

Our principal demands for funds during the next 12 months will be for real estate and real estate-related acquisitions, the payment of Offering and operating expenses, distributions and debt service on any outstanding indebtedness. We expect to meet cash needs for acquisitions, and operations until such time as our initial acquisitions reach stabilization, from net offering proceeds and financings.

We expect to have little, if any, cash flow from operations available for distribution until we make substantial investments and currently have no plans regarding when cash distributions will commence. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make cash distributions may be negatively impacted, especially during our early periods of operation. There will be a delay between the sale of our shares and the purchase and subsequent stabilization of properties or other investments, which could result in a delay in our ability to make cash distributions to our stockholders. Therefore, we may determine not to pay cash distributions or to pay some or all of our cash distributions from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our public offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so. Additionally, we may choose to continue to make distributions in our own securities in lieu of making cash distributions. Stock distributions allow us to preserve cash as properties achieve stabilization.

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

The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold through our offering of common stock and the resulting amount of the net offering proceeds available for investment. If the number of shares sold is substantially less than the maximum amount of the offering, we will likely make a limited number of investments and will not achieve significant diversification of our investments.

Sources of Liquidity and Capital Resources

Common Stock Offering

Our main source of capital is the proceeds of our public offering of up to $1.5 billion of shares of common stock (our “Offering”), which commenced on October 20, 2009. As of September 30, 2011, we had received aggregate proceeds from our Offering of approximately $33.3 million. During the period October 1, 2011 through November 4, 2011, we received additional proceeds of approximately $1.8 million from our Offering. We expect to continue to raise capital under our Offering.

Borrowings

On May 20, 2011, we entered into a joint venture agreement (the “Joint Venture Agreement”) with WF Invest Long Point, LLC, a Delaware limited liability company (“Woodfield”), and formed a joint venture (the “Long Point Joint Venture”) which acquired a fee simple interest in a parcel of land located within a planned development in Mount Pleasant, South Carolina, a submarket of Charleston (the “Long Point Property”). The Long Point Joint Venture, which we consolidate, was formed to construct and operate a 258 unit Class A garden-style apartment community on the approximately 32 acre Long Point Property (the “Long Point Project”). In connection with the

Long Point Project, the Long Point Joint Venture obtained a construction loan in the aggregate principal amount of approximately $21.4 million. The loan will be used to fund construction costs and is collateralized by the Long Point Property and all improvements on the Long Point Property. The loan bears interest at a rate of LIBOR plus 2.50%, adjusted monthly, but with an all-in interest rate floor of 3.25% per annum and will mature on May 20, 2014. As of September 30, 2011, no amounts had been borrowed under the construction loan.

Concurrent with the acquisition of Gwinnett Center in October 2011, we closed on a loan from RBC Bank in the amount of $11.15 million, of which we drew $7.0 million at closing. Refer to Note 10, “Subsequent Events,” to our condensed consolidated financial statements for further information pertaining to the terms of this loan.

Uses of Liquidity and Capital Resources

Acquisitions

Pursuant to the Joint Venture Agreement, in connection with the closing on the purchase of the Long Point Property, we acquired a 95% interest in the Long Point Joint Venture for a capital commitment of approximately $6.8 million, of which we had funded approximately $4.4 million as of September 30, 2011. Woodfield acquired the remaining interest in the Long Point Joint Venture.

Pursuant to the development agreement, the maximum development budget for the Long Point Project is approximately $28.6 million, including the purchase price of the land, of which approximately $5.1 million had been incurred as of September 30, 2011. In addition, in connection with the acquisition of the Long Point Property, we incurred $447,597 in investment services fees payable to our Advisor. Certain future development costs will be funded by the Long Point Joint Venture from future capital contributions; however, the majority of the development and construction costs will be funded by the construction loan described in “Borrowings” above.

Woodfield’s parent company, Woodfield Investments, LLC (the “Woodfield Parent”), specializes in multi-family developments and its principals have developed apartment communities throughout four southeastern states. The Woodfield Parent serves as developer of the Long Point Project and is responsible for the coordination and supervision of the management and administration of the development and construction of the Long Point Project. The Woodfield Parent and its principals are responsible for any cost overruns beyond the approved budget for the Long Point Project and the Woodfield Parent is also providing a one year construction warranty for the Long Point Project. In addition, principals of the Woodfield Parent have guaranteed the full amount of the loan and completion of the Long Point Project through the construction period.

On October 17, 2011, we acquired a three building office complex located in Duluth, Georgia, known as Gwinnett Center (“Gwinnett Center”) for $14.1 million, exclusive of closing costs and liabilities assumed. We funded $7.0 million of the purchase price from the proceeds of the loan described under “Borrowings” and paid the balance of the purchase price, closing costs and loan costs from proceeds of our Offering. We expect to incur future costs for capital improvements, leasing commissions and tenant improvements in connection with the lease-up of existing vacancies and repositioning of the property in the marketplace.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold and reimbursement of actual expenses incurred in connection with the Offering such as, filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

As of September 30, 2011, we had paid or accrued approximately $4.9 million in stock issuance and Offering costs, representing the maximum amount described above. An additional $6.1 million of costs incurred in connection with our Offering (exceeding the 15% limitation on expenses) had been paid or incurred by our Advisor on our behalf as of September 30, 2011. These costs will be recognized by us in future periods as we receive future Offering proceeds to the extent such costs are within the 15% limitation.

Expenses

During the quarter and nine months ended September 30, 2011, we incurred approximately $0.4 million and $1.0 million of expenses, respectively, as compared to approximately $0.3 million and $1.0 million of expenses during the quarter and nine months ended September 30, 2010, respectively. Because we have not yet generated any operating revenues, expenses were either funded by affiliates on our behalf or paid with proceeds of the Offering.

Distributions

We did not have distributable earnings in 2010 or the nine months ended September 30, 2011. The nature of the Company’s real estate assets typically consist of properties that require development or repositioning and we do not anticipate generating distributable earnings in the near-term. On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365 days calendar year), payable to all common stockholders of record as of the close of business on each day commencing with the calendar quarter beginning July 1, 2010, and continuing each calendar quarter thereafter until terminated or amended by the board of directors. These distributions of new common shares to the recipient stockholders are expected to be non-taxable distributions. Stock distributions allow us to preserve cash as properties achieve stabilization.

For the quarter and nine months ended September 30, 2011, we were obligated to distribute 64,890 shares and 147,314 shares, respectively, of common stock. The shares declared for the quarter ended September 30, 2011 were issued on October 14, 2011. For the quarter and nine months ended September 30, 2010, we distributed 12,514 shares of common stock on October 18, 2010.

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

In May 2011, we acquired our first property, the Long Point Property. While under development, substantially all expenditures are capitalized to the cost of the Long Point Project, including investment services fees, acquisition expenses and asset management fees.

Since the Long Point Property was our only real estate investment as of September 30, 2011, our operating results for the quarters and nine months ended September 30, 2011 and 2010, include general and administrative expenses, consisting primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, programming costs related to the automation of certain transfer agent services, accounting and legal fees, and board of directors fees. During the nine months ended September 30, 2011 and 2010, we also incurred acquisition expenses, the majority of which relate to due diligence and other expenses for Gwinnett Center and general pursuit costs for other potential acquisitions.

We have only recently acquired assets and they were not operational as of September 30, 2011; therefore, we do not believe the results of operations for the quarter and nine months ended September 30, 2011 are indicative of our future expected performance.

We incur operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters commencing with the year ended September 30, 2011 (the “Expense Year”), the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. On November 4, 2011, our independent directors determined that operating expenses during the initial Expense Year, including $1.2 million in excess of the Limitation, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of the Company, and our complimentary stock dividend.

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of our initial investments.

•	The operating expenses necessary as a public company.

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

During the quarters and nine months ended September 30, 2011 and 2010, there were no reconciling items between our net loss and FFO. FFO for the quarter and nine months ended September 30, 2011 was $(442,097), or $(0.13) per share (basic and diluted), and $(1,030,264), or $(0.40) per share (basic and diluted), respectively. FFO for the quarter and nine months ended September 30, 2010 was $(340,961), or $(0.43) per share (basic and diluted), and $(1,021,729), or $(1.45) per share (basic and diluted), respectively.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 8, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2010 for a discussion of the various related party transactions, agreements and fees.

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of September 30, 2011.

CONTRACTUAL OBLIGATIONS

As of September 30, 2011, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period (in millions)
	Less than 1 year	Years 1 - 3	Years 3-5	More than 5 years	Total
Development contract on Long Point Property (1)	$21.6	$1.9	$—	$—	$23.5

(1)	The amounts presented above represent budgeted development costs in accordance with the development agreement, and the expected timing of such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See our annual report on Form 10-K for the year ended December 31, 2010 for a summary of our Critical Accounting Policies and Estimates.

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

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering our Offering of up to $1.5 billion (150,000,000 shares) of common stock, was declared effective by the SEC. The Offering commenced on October 20, 2009 and is ongoing. We intend to use the net proceeds of our Offering to invest in a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering was as follows as of September 30, 2011:

Shares registered	150,000,000
Aggregate price of offering amount registered	$1,500,000,000
Shares sold¹	3,337,559
Aggregated offering price of amount sold	$33,292,454
Direct or indirect payments to directors, officers, general partners of the issuer or their associates; to persons owning ten percent or more of any class of equity securities of the issuer; and to affiliates of the issuer²	(4,923,202)
Direct or indirect payments to others	—

Net offering proceeds to the issuer after deducting offering expenses	28,369,252
Purchases of real estate assets³	(5,098,978)

Remaining proceeds from Offering	$23,270,274

¹	Excludes shares issued to our Advisor, shares issued pursuant to our distribution reinvestment plan and shares issued as stock dividends.
²	Represents payment of selling commissions and marketing support fee to the Managing Dealer of our Offering and reimbursement of other Offering costs to affiliates incurred to date.
³	Includes capital contributions to the Joint Venture, the payment of investment services fees of $447, 597 to our Advisor and deposits on real estate and acquisition expenses to unaffiliated third parties.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from the Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay operating expenses from our net proceeds from our Offering.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	(Removed and Reserved)

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of November, 2011.

GLOBAL GROWTH TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Growth Trust, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.