Form 10-K
period 2011-12-31
Global Growth Trust, Inc.
filed 2012-03-14
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares, on June 30, 2011, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $29,063,250.

The number of shares of common stock outstanding as of March 7, 2012 was 4,825,836.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Global Growth Trust, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 29, 2012.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Global Growth Trust, Inc. (herein also referred to as “we,” “our,” or “us” includes Global Growth Trust, Inc. and each of its subsidiaries) intends that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of the management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in this Annual Report on Form 10-K, and other documents filed from time to time with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our properties; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions, if applicable (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable rents and terms; unknown liabilities in connection with acquired properties or liabilities caused by property managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brands.

Management believes these forward-looking statements are reasonable; however, such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Investors are cautioned not to place undue reliance on any forward-looking statements which are based on current expectations. All forward-looking statements attributable to us are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.

Item 1.	BUSINESS

General

Global Growth Trust, Inc., formerly known as CNL Macquarie Global Growth Trust, Inc., was organized as a Maryland corporation on December 12, 2008 and has elected to be taxed, and currently operates as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “our Company” and “Global Growth Trust, Inc.” include Global Growth Trust, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Global Growth Advisors, LLC (the “Advisor”), a Delaware limited liability company. The Advisor is responsible for managing our day-to-day affairs and for identifying and making acquisitions and investments on our behalf. We have also retained CNL Global Growth Managers, LLC, (the “Property Manager”) to manage our properties under a master property management agreement.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our primary investment objectives are to:

•	realize growth in the value of our assets;

•	preserve, protect and return stockholders’ invested capital;

•	invest in a diversified portfolio of assets; and

•

explore liquidity options in the future, including the sale of either our Company or our assets, potential merger opportunities, or the listing of our common shares on a national securities exchange (“Listing”).

There can be no assurance that we will be able to achieve our investment objectives.

Our investment strategy includes acquiring and operating a diverse portfolio of growth-oriented commercial real estate and real estate-related assets on a global basis. We will principally focus on acquiring commercial properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what we believe is positive demographic, political or structural changes which are expected to benefit real estate investments during our projected holding period. We may also purchase properties facing time-sensitive deadlines that we believe would benefit from a new leasing or management strategy and properties with deferred maintenance needs. We may invest in a range of real estate sectors including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multi-family properties (including student and senior housing), hospitality properties, healthcare properties and self-storage properties, as well as other classifications of commercial real estate property. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities (or “CMBS”). We may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. We anticipate that up to 30% of our assets may be located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities.

Our strategy to realize our investment objectives will be driven by a disciplined approach to identify attractive markets, sectors and properties on a global basis. This approach will include, but is not limited to, considering demographics, employment, trends, consumer spending patterns, political risk, currency risk and legal risk. We believe our Advisor and the sub-advisors it has engaged have the experience and the ability to identify attractive assets, underwrite current operating performance, forecast potential changes in operating performance over time, and identify adequate exit strategies for assets, if required, as well as analyze the key metrics of the overall portfolio composition. By using this approach, we expect to be able to identify favorable acquisition targets and effectively manage our assets in order to achieve our primary investment objectives.

Common Stock Offering

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Offering”). We commenced operations on April 26, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow.

As of December 31, 2011, we had received total offering proceeds of approximately $40.3 million (4,035,387 shares) in connection with this Offering. During the period January 1, 2012 through March 7, 2012, we received additional subscription proceeds of approximately $5.1 million (510,919 shares) from our Offering.

Our Offering had an initial termination date of October 9, 2011. Our board of directors extended our Offering to October 9, 2012. We may elect to file another registration statement during the one-year extension period in order to sell additional shares and if so, we could continue to sell shares in our current Offering until the earlier of 180 days after October 9, 2012 or the effective date of the subsequent registration statement. If we file a subsequent registration statement, we could continue offering shares with same or different terms and conditions.

Borrowings

Our intent is to target our aggregate borrowings to between 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. As of December 31, 2011, we had an aggregate debt leverage ratio of approximately 17.3% of the aggregate carrying value of our assets, a ratio we expect to increase as we continue to grow.

Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. Due to our investment strategy, we expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments and our assets have stabilized. Therefore, we are currently making stock distributions.

On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day. Distributions pursuant to this policy began on July 1, 2010, and are authorized to continue for each calendar quarter thereafter until terminated or amended by our board.

Using a stock distribution in lieu of a cash distribution allows us to focus on our investment strategy of buying assets that may generate little or no initial cash flow but have the potential for long-term appreciation. Over time, we may transition to a cash distribution or a combination of cash and stock. Our board of directors determines the amount and composition of each distribution. Until such time as we have sufficient cash flow or funds from operations, we may decide to continue issuing stock distributions or, if we do elect to pay a cash distribution, fund all or a portion of it from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities or the proceeds of our Offering. Our Advisor, its affiliates or related parties may also advance or waive asset management fees or other fees in order for us to have cash to pay cash distributions in excess of available cash flow or funds from operations. Whether it is in the form of a cash or a stock distribution, the amount of each distribution generally will be based upon such factors as expected and actual cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors including an objective of maintenance and predictable distributions regardless of the composition.

For the years ended December 31, 2011 and 2010, we declared and issued 223,892 shares and 33,416 shares of common stock, respectively. The shares declared for the quarters ended December 31, 2011 and 2010 were issued in January 2012 and 2011, respectively. Stock distributions to stockholders are non-taxable distributions. If we determine to pay cash distributions at a later date, such distributions, in the whole or in part, in any period may constitute ordinary income or a return of capital for federal tax purposes.

Acquisitions

As of December 31, 2011, we had acquired a commercial multi-tenant office property located in Duluth, Georgia (“Gwinnett Center”) and a 95% interest through a joint venture (“Long Point Joint Venture”) in a multi-family development property in Mt. Pleasant, South Carolina (“Long Point Property). During February 2012, we acquired a 95% interest through a second joint venture (“Whitehall Joint Venture”) in a multi-family development property located in Charlotte, North Carolina (“Whitehall Property”).

Gwinnett Center is a three building office complex that was a lender owned, or “REO,” property which we were able to acquire at a substantial discount to its replacement cost. The property is currently 42% leased to 29 tenants. We believe this investment represents a significant repositioning opportunity from infusion of capital into improvements and leasing efforts. We intend to make certain upgrades and other improvements to the property and our investment objective for Gwinnett Center is to increase net operating income through the lease-up of existing vacancies and repositioning of the property in the marketplace. Based on the strong demographics in the market in which the property is located and good access to and visibility of the property, together with the favorable purchase price for Gwinnett Center and its potential for repositioning in the market, we believe Gwinnett Center offers strong investment potential.

The Long Point Property and the Whitehall Property are development projects of Class A garden style apartment communities. An affiliate of our co-venturer in these projects, which specializes in multi-family developments in the southeastern states, serves as the developer. Area residential trends are moving away from home ownership, and there is a limited supply and significant demand of high-quality, new construction apartment complexes in these areas. Given these factors, we believe that there will be continued population and job growth that will create demand for apartment communities in these areas. Management expects that the current demand for multi-family housing coupled with low development costs provides an opportunity that fits our investment strategy.

For additional information regarding our real estate properties, see Item 2. “Properties.”

Significant Tenants

During the year ended December 31, 2011, Medical Business Service, Inc. and Devry, Inc., tenants of Gwinnett Center, accounted for 19.6% and 10.2% of our rental income from operating leases. We expect the percentage of revenues contributed by our significant tenants to become less significant as we complete the development of our multi-family projects, raise additional funds and acquire additional properties; however, any failure of these tenants to fulfill their obligations under their leases or renew their leases when the current terms expire, could have a material impact on us.

Disposition Policies

As each of our investments reach what we believe to be its optimum value during the expected holding periods of our assets, we will consider disposing of the investment and may do so for the purpose of either distributing the net sales proceeds to our stockholders or investing the proceeds in other assets. The determination of when a particular investment should be sold or otherwise disposed of will be made after considering all of the relevant factors, including prevailing and projected economic and market conditions, whether the value of the property or other investment is anticipated to decline substantially, and whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives.

Our ability to dispose of properties is restricted as a result of the rules applicable to REITs. Under applicable provisions of the Internal Revenue Code (“Code”) regarding prohibited transactions by REITs, a REIT that sells property, other than foreclosure property, that is deemed to be inventory or property held primarily for sale in the ordinary course of business is deemed a “dealer” and subject to a 100% penalty tax on the net gain from any such transaction. We focus on properties which meet our investment objectives, and we generally expect to continue holding properties beyond the point of stabilization. Once stabilized, we will consider a number of relevant factors in analyzing any potential disposition of a property, including any potential for the penalty tax.

Financial Information about Industry Segments

Our current business consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and review performance on a property by property basis, accordingly, we do not report segment information.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we will. We may also compete with affiliates of our Advisor and sub-advisors to acquire properties and other investments.

Employees

We are externally managed and as such we do not have any employees.

Advisor

Prior to June 30, 2011, both the Advisor and our Property Manager were joint ventures between an affiliate of CNL Financial Group, LLC (“CNL”) (our “Sponsor”) and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect our investment objectives or strategies.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, our Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers our Company access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world. We seek to invest in global growth-oriented real estate investments by leveraging the value of the international real estate expertise of MIRA and MGPA Advisory and their affiliates combined with the domestic real estate expertise of CNL.

Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, serving as our consultant in connection with policy decisions to be made by our board of directors, identifying and making acquisitions and investments on our behalf and administering our accounting function. In exchange for these services, our Advisor is entitled to receive certain fees and reimbursements from us.

The current advisory agreement continues through September 14, 2012, and thereafter may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

Tax Status

We elected to be taxed as a REIT under Sections 856(c) of the Internal Revenue Code (the “Code”) commencing with our taxable year ended December 31, 2010. In order to be taxed as a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). As a REIT, we generally will not be subject to U.S. federal corporate income tax on income distributed to our stockholders. As a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we conduct business.

Prior to 2010 and our REIT election, our operations were subject to tax; however, we did not have earnings.

Available Information

Our Sponsor maintains a website at www.GrowthTrust.com containing additional information about our business, and a link to the Securities and Exchange Commission (“SEC”) website (www.sec.gov), but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

We make information available free of charge through our website, as soon as practicable after we file them with the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Form 14A and, if applicable, amendments to these reports.

Item 1A.	RISK FACTORS

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to investors. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

Company Related Risks

There is no public market for our shares and there can be no assurance that one will develop.

Our shares are not listed and there is no current public market for shares of our common stock. There is no assurance that one will develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares could be less than what you paid or less than your proportionate value of the assets we own. There likely will not be any independent third party value of the shares. Additionally, although we have a share redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption requests. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

We and our Advisor have limited operating histories.

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

Because we rely on affiliates of CNL for advisory, property management and managing dealer services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

CNL, through one or more of its affiliates or subsidiaries, owns and controls our Advisor and our Property Manager, as well as one of our sub-advisors and sub-property managers. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp., the managing dealer of the Offering. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

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

Even if we are successful in raising sufficient capital, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. We could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor at times when management of our Advisor are simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL or its affiliates, some of which may have investment objectives and employ investment strategies that are similar to ours.

If we are unable to invest the offering proceeds in real estate assets in a timely manner, we may invest the proceeds of the Offering in short-term, investment-grade securities. These securities typically yield less than investments in commercial real estate. The proceeds of such short-term investments may also be used to pay expenses of our Advisor, Property Manager and other affiliates and related parties in connection with acquiring and managing, as applicable, real estate and real estate-related assets.

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

We may amend the property management agreement from time to time to remove a particular property from the pool of properties managed by our Property Manager (i) if the property is sold to a bona fide unaffiliated purchaser, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to that particular property that is not cured within 30 days after notice to the property manager. Our board of directors may find the performance of our Property Manager to be unsatisfactory. However, unsatisfactory performance by the Property Manager may not constitute “cause.” As a result, we may be unable to terminate the property management agreement even if our board concludes that doing so is in our best interest.

Our stockholders may experience dilution if we issue additional shares.

Future issuances of common stock will reduce the percentage of our shares owned by investors purchasing shares in our Offering who do not participate in future stock issuances. Stockholders will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

There can be no assurance that we will be able to achieve expected results or cash flows necessary to maintain distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the availability and timing of distributions to stockholders. Distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements, our overall financial condition, our objective of qualifying as a REIT, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions. Distributions declared may not reflect our income earned in that particular distribution period. The amount available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs that we invest in, as well as our operating expense levels and many other variables. Actual amounts available for distribution may vary substantially from estimates. We cannot assure you that:

•	rents from our properties will stabilize, or once stabilized, remain stable or increase;

•	tenants will not default under or terminate their leases;

•	securities we buy will increase in value or provide constant or increased distributions over time;

•	loans we make will be repaid or paid on time;

•	loans will generate the interest payments that we expect; or

•	acquisitions of real properties, mortgage or other loans, or our investments in securities or other assets, will generate or increase our cash available for distributions to stockholders.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to make distributions. For instance:

•	Amounts available for distributions may be reduced if we are required to spend more than expected to correct defects or to make improvements to properties.

•	Amounts available to pay distributions may decrease if the assets we acquire have lower yields than expected.

•

Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year, limiting the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and making us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and amounts available for distributions may decrease.

•	The payment of principal and interest required to service the debt resulting from our policy to use leverage to acquire assets may leave us with insufficient cash to pay distributions.

•

We may pay distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code (the “Code”) and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use offering proceeds for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient amounts available to make distributions to you, at any specified level, or that the distributions we make may not be decreased or be eliminated in the future.

We may pay distributions from sources other than our cash flow from operations or funds from operations.

Due to the nature of our investment strategy, we expect to generate little, if any, cash flow from operations or funds from operations (“FFO”) until we make substantial investments and our investments stabilize. Further, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital, our ability to make distributions may be negatively affected, especially during our early stages of operations. Accordingly, until such time as we are generating operating cash flow or FFO, we may determine to continue to make stock distributions in lieu of cash distributions.

However, we may also elect to pay cash distributions and pay all or a portion of any such cash distributions from sources other than net operating cash flows, such as cash flows generated from financing activities, a component of which may include the proceeds of the Offering, and borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of the Offering to pay distributions. To the extent we use sources of cash flow other than cash flow from operations or FFO to pay distributions, we will have less capital available to invest in properties and other real estate-related assets, the book value per share may decline, and there will be no assurance that we will be able to sustain distributions at that level. Further, distributions that exceed cash flow from operations or FFO may not be sustainable. If Offering proceeds are used to fund distributions, earlier investors may benefit from the investments made with funds raised later in the Offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

The interest of later investors in our common stock will be diluted as a result of our stock distribution policy.

Our board of directors authorized a stock distribution policy under which we pay stock distributions quarterly. This distribution policy will continue until terminated or amended by our board of directors. We have been acquiring, and intend to continue to buy assets that have little or no initial operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Furthermore, we do not currently intend to change our $10.00 per share public offering price. Therefore, investors who purchase our shares early in our Offering, as compared with later investors, will receive more shares for the same cash investment as a result of this stock distribution policy. Because they own more shares, upon a sale or liquidation of our Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. The stock distribution was set at a rate to align with the appreciation of our assets; however unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions, the net asset value per share could be less than the public offering price paid for the share. Because of the ongoing stock distribution, the value of shares held by a later investor purchasing our stock will be below the value of shares held by an earlier investor, even if each initially acquired the same amount of shares at the same public offering price, because the earlier investor would have received a greater number of stock distribution shares.

We are uncertain of our sources for funding of future capital needs.

Other than mortgage loans associated with property acquisitions, neither we nor our Advisor has any established financing sources. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we will not achieve our investment objectives.

We will consider capital reserves on a property-by-property basis, as we deem appropriate to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty experienced in recent years by domestic and international financial markets (most visibly within, but not exclusive to, the “subprime” mortgage lending sector of the credit market), liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Although we expect to use leverage with respect to our investments and may undertake subsequent offerings of our capital stock, there can be no guarantee that these sources will be available to use. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding, and we cannot assure you that such sources of funding will be available to us for potential capital needs in the future.

Risks Related to Conflicts of Interest and Our Relationships with Our Advisor, Its Affiliates and Related Parties

We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates and related parties, including the material conflicts discussed below.

Our Advisor, Property Manager and other entities affiliated with CNL that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our Property Manager and the executive officers and employees of entities affiliated with CNL to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored by CNL, one of which is Global Income Trust, Inc., and they may have other business interests as well. One of our directors, James M. Seneff, Jr., is also a director of other real estate investment programs sponsored by CNL, including Global Income Trust, Inc., and Matthew S. Banks, one of our directors, is also on the board of directors of Global Income Trust, Inc. We have in common with Global Income Trust, Inc. the same executive officers. Additionally, our Advisor and the advisor to Global Income Trust, Inc. have in common the same managers, executive officers and investment committee members. We currently anticipate that our executive officers and the executive officers of our Advisor that are common to both our Advisor, and the advisor of Global Income Trust, Inc., will, on average, devote approximately one-third of their time to our business and operations, approximately one-third of their time to the business and operations of Global Income Trust, Inc., and the balance of their time will be devoted to other real estate programs of CNL or its affiliates. It is also intended that the managers of our Advisor (who are not also executive officers of our Advisor) and the Advisor’s representatives on its investment committee will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Other real estate investment programs sponsored by CNL or its affiliates use certain investment strategies that are similar to ours, and our Advisor and its affiliates, and their and our executive officers will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL or its affiliates, including Global Income Trust, Inc., may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL sponsors three other public unlisted, active real estate investment programs that focus on commercial real estate, one of which, Global Income Trust, Inc., also has a global investment strategy. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL or its affiliates and managed by the same persons who are executive officers and employees of our Advisor or its affiliates. We cannot assure you that properties we want to acquire will be allocated to us in this situation.

Neither CNL nor its affiliates are required to allocate any prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL or its affiliates. We also may be precluded from certain investment opportunities. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL or its affiliates own properties. If one of such other programs sponsored by CNL or its affiliates attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

The sub-advisors engaged by our Advisor to assist in identifying and acquiring international investments will have competing demands on their time and are not obligated to offer any investments to us.

We may compete with existing and/or future programs sponsored by affiliates of the MREAS sub-advisor and MGPA Advisory for the acquisition of commercial properties and other investments. The representatives of the MREAS sub-advisor and MGPA Advisory who are members of our Advisor’s investment committee, who are also executive officers and employees of other MIRA or MGPA Advisory affiliated entities, and who are also representatives of sub-advisors to Global Income Trust, Inc., must determine if their respective affiliates’ sponsored programs or our Company, or Global Income Trust, Inc., should invest in a real property or other asset, or enter into a joint venture or co-ownership arrangement for the acquisition of specific investments. Although we expect that the MREAS sub-advisor and MGPA Advisory will locate and present investment opportunities to us, neither they nor their respective affiliates are required to present any investment opportunity to us.

Our Advisor and its affiliates, including all of our executive officers and our affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We may pay our Advisor (including its sub-advisors) and affiliates, the managing dealer of the Offering and our Property Manager, substantial fees. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and related parties;

•	additional public offerings of equity by us, which entitle CNL Securities Corp., as managing dealer, to fees and our Advisor to increased asset management fees;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions from third parties, which entitle our Advisor to investment management and asset management fees;

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

We may internalize management functions provided by our Advisor, our Property Manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor, our Property Manager or their affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our Property Manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in the Offering and could reduce the net income per share and FFO per share attributable to your investment.

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

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our limited partners, if any, in our operating partnership or by our lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown experienced by the countries in which we invest, as a whole or by the local economies where our properties and the properties underlying our other real estate-related investments are located, including:

•	poor economic conditions may result in defaults by tenants of our properties and borrowers under any investments in mortgage, bridge or mezzanine loans;

•	job transfers and layoffs may cause tenant vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

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

•	variations in currency exchange rates;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•	any changes in foreign tax laws might have a negative impact to us or our stockholders;

•	lack of uniform accounting standards (including availability of information prepared in accordance with generally accepted accounting principles (“GAAP”));

•	more stringent environmental laws and operational health and safety regulations or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•

high inflation in the countries in which we purchase real estate or make real estate-related investments could increase our expenses and the introduction of governmental actions to curb such inflation, such as price controls, could have unintended and additional adverse consequences to our business;

•

deflationary periods in the countries in which we invest may reduce demand for our assets in those countries, reducing the value of such investments and therefore the returns to us and our stockholders;

•	increased risks if we, our Advisor and its affiliates have only limited experience investing in real property or other investments in a specific country where a property is acquired; and

•	legal and logistical barriers to enforcing our contractual rights.

In addition, adverse political, economic, social, diplomatic developments and adverse changes in laws or regulations may adversely affect our investments and the rates of return we are able to achieve on those investments. We may make investments in countries whose governments or economies may prove unstable. We may encounter political and legal risks particularly in developing countries and emerging markets. Certain of the countries in which we may invest are economically developing countries with political, economic and legal systems that are different from or less developed or less comprehensive than those of the U.S. or western Europe and which may have limited or different experience with respect to the implementation, interpretation and enforcement of laws. Our financial results, as well as the investment opportunities available to us, may be adversely affected by uncertainties such as political economic or social instability, diplomatic developments and changes in laws or regulations in such countries, including in the areas of taxation, bankruptcy and ownership of assets located in those countries. Actions or inaction by the governments of such countries could have a significant effect on, among other things, the local economic conditions, and could adversely affect local real estate markets. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on the value of investments in those countries and the rates of return we are able to achieve on such investments. We may also lose the total value of any real estate asset which is nationalized, expropriated or confiscated.

Continued market disruptions may adversely affect our operating results.

In recent years, the global financial markets have experienced pervasive and fundamental disruptions. A disruption in the financial markets or the financial stability of a country often results in a significant negative impact on the financial markets globally. Such disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. and other countries in which we may invest. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry generally or by the local economic conditions in the foreign jurisdictions in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted, as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

Our operating results could be negatively impacted during periods of rising inflation or during periods of deflation.

Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the development or maintenance of real estate assets or to the return expected with respect to such assets. During periods of high inflation, capital tends to move to other assets, such as (historically) gold, which may adversely affect the prices at which we are able to sell our investments. There may be limited cash available for distribution from real estate assets with fixed income streams. The market value of such investments may decline in value in times of higher inflation rates. Some of our investments may have income linked to inflation through contractual rights or other means. However, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.

During periods of deflation, the demand for assets in which we have invested could fall, reducing the revenues generated by, and so the value of, such investments, resulting in reduced returns to us and our stockholders. Where the operating costs and expenses associated with any such investments do not fall by a corresponding amount, the rate of return to us and our stockholders could be further reduced. As a result, it may be more difficult for leveraged assets to meet or service their debt obligations. Periods of deflation are often characterized by a tightening of money supply and credit, which could limit the amounts available to us with which to acquire or refinance our investments, which would limit the number and size of investments that we may make and affect the rate of return to us and our stockholders. Such economic constraints could also make the real estate assets in which we may invest more illiquid, preventing us from divesting such assets efficiently and so reducing the return to us and our stockholders from such investments.

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

Increasing vacancy rates for certain classes of real estate assets resulting from disruptions in the financial markets and deteriorating economic conditions in recent years could adversely affect the value of assets we acquire in such classes.

We depend upon tenants for a majority of our revenue from real property investments. Disruptions in the financial markets and deteriorating economic conditions in recent years have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, including office and retail properties, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Business failures and downsizings have led to reduced demand for office space and reduced consumer demand for retail products and services, has led to retail business failures or downsizings and reducing demand for retail space. Reduced demand for commercial properties such as retail and office space could require us to increase concessions, tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire the property. The continuation of disruptions in the financial markets and deteriorating economic conditions could impact certain of the real estate we may acquire and such real estate could experience higher levels of vacancy than anticipated at the time of our acquisition of such real estate. The value of our real estate investments could decrease below the amounts we paid for the investments. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. We will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations.

Our co-venture partners or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower your overall return.

We may enter into joint ventures or other co-ownership arrangements with other real estate investment programs sponsored by CNL or with other third parties. We may also purchase and develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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

We compete to acquire properties with third parties that may be better capitalized than we are.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which have greater resources than we do. Larger real estate programs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. We may not be able to purchase properties at prices that allow us to earn returns consistent with our investment objectives, if at all.

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

We may from time to time commence development activity or make acquisitions outside of property classes that have been the focus of the management of our Advisor or its sub-advisors. The experience of the management of our Advisor or its sub-advisors in existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability to accurately evaluate local market conditions, obtain land for development, identify appropriate acquisition opportunities or hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

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

The costs of compliance with environmental laws and regulations may adversely affect our income and the amounts available for distributions.

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

In order to maintain qualification as a REIT, there are certain properties that we are not permitted to manage or operate. For example, we will generally not be able to operate any healthcare property or lodging property or participate in the decisions affecting the daily operations of those facilities. Thus, if we acquire any of these property types, we will either lease the property to a third party or enter into an arm’s-length lease with a taxable REIT subsidiary (“TRS”) which will, in turn, retain third parties to operate these properties.

We will not have the authority to dictate how a facility is operated or to direct any particular aspect of a facility’s daily operation. Thus, even if we believe a healthcare or lodging facility is being operated inefficiently, we may not be able to force the management company to change its method of operation. We can only seek legal redress if a third party or TRS violates the terms of our lease with them or a management company violates the terms of the management agreement with a TRS. Terminating a lease or a management agreement may require the payment of substantial termination fees and could significantly disrupt operations.

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

There are various local, state and federal fire, health, life-safety and similar regulations that we may be required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Any foreign investments we make will be subject to similar laws in the jurisdictions where they are located. Complying, or failure to comply, with these laws or regulations could increase the cost of acquiring or operating properties.

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

In addition to the limitations in our articles of incorporation, our board of directors has adopted a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have ceased raising capital under this or any subsequent primary offering prior to Listing, and invested substantially all of our capital. As a result, we expect to borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable.

Principal and interest payments reduce cash that would otherwise be available for other purposes. Further, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure is generally treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties. In this case, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Instability in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

We may not be able to obtain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have, in recent years, experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

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

Recent disruptions in the financial markets could adversely affect the multi-family sector’s ability to obtain financing and credit enhancements from Fannie Mae and Freddie Mac, which could adversely affect us.

The Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) are government sponsored enterprises that are major sources of financing for the multi-family sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the federal government placed both Fannie Mae and Freddie Mac under its conservatorship.

Although Fannie Mae and Freddie Mac remain active multi-family lenders, there is significant uncertainty about their futures. Should Fannie Mae and/or Freddie Mac have their precepts changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multi-family sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new federal regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multi-family sector, it could have a material adverse effect on both the multi-family sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multi-family sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multi-family assets, which could impair the value of a significant portion of multi-family communities. Specifically, the potential for a decrease in liquidity made available to the multi-family sector by Fannie Mae and Freddie Mac could (i) make it more difficult for us to secure new takeout financing for current multi-family development projects; (ii) hinder our ability to refinance completed multi-family assets; (iii) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multi-family assets; and (4) require us to obtain other sources of debt capital with potentially different terms.

Rising interest rates negatively affect our ability to acquire properties, pay existing debt obligations and refinance our properties.

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancing of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

To the extent that we use derivative financial instruments to hedge against exchange rate and interest rate fluctuations, we will have additional REIT tax compliance requirements and we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

In addition, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) mandates regulated, centralized clearing and trading environments for swap (hedging) agreements or, where clearing is unavailable, imposes collateral and capital requirements to protect counterparties and to discourage over-leveraging. There currently are limited enumerated exceptions to the clearing or collateral requirement. A swap is exempt from the clearing requirement (or the alternative collateral and capital requirement) if one of the counterparties is not a financial entity and is using the swap to hedge or mitigate its commercial risk, commonly known as an “end-user exception”. The Commission is devising rules to effect these provisions of the Dodd-Frank Act, including determining whether REITs and other investors are included within the “end-user exemption.” If REITs are determined not to be an end-user and we acquire derivative instruments, we will be required to retain in reserve a certain amount of capital that would otherwise be used for investments, which ultimately could negatively impact returns to our stockholders. Alternatively, if we determine that the collateral/capital requirements are too prohibitive and therefore we do not employ a hedging strategy, we will be at increased risk for foreign exchange and interest rate fluctuations

Risks Relating to Investments in Real Estate-Related Securities

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

Since 2007, domestic and international credit markets and the sub-prime residential mortgage market have experienced severe dislocations and liquidity disruptions. Sub-prime mortgage loans have experienced increasing rates of delinquency, foreclosure and loss. Globally, countries are faced with management of increasing levels of debt and many countries may be unable to repay their sovereign debt. These and other related events have had a significant impact on the capital markets associated not only with sub-prime mortgage-backed securities, asset-backed securities and collateralized debt obligations, but also with the United States and international credit and financial markets as a whole.

If we invest in real estate-related securities, including CMBS, as part of our investment strategy, we will be exposed to the volatility of the credit markets. Turmoil in the credit markets may have a material adverse effect on both the value of our securities portfolio and the availability or cost of any debt used in connection with our securities portfolio.

Because there may be significant uncertainty in the valuation of, or in the stability of the value of, securities holdings, the fair values of these investments might not reflect the prices that we would obtain if such investments were actually sold. Further, due to the recent market events, these investments would be subject to rapid changes in value caused by sudden developments that could have a material adverse effect on the value of these investments.

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

The mortgage loans in which we plan to invest are secured by underlying real property interests. To the extent that the value of the property underlying our mortgage loans decreases, our security might be impaired, which might decrease the value of our assets. Since the fourth quarter of 2007, real property values have declined throughout much of the United States and may continue to decline even after we purchase a loan on terms that we believe accounts for this possibility.

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

In connection with the commencement of our Offering, Arnold & Porter LLP rendered an opinion to us that we would be organized in conformity with the requirements for qualification and taxation as a REIT under the Code, for our taxable year ended December 31, 2010, and if so elected, that our proposed method of operations would enable us to meet the requirements for qualification and taxation as a REIT beginning with our taxable year ended December 31, 2010. This opinion was based upon, among other things, our representations as to the manner in which we were and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT has depended on and will continue to depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Arnold & Porter LLP has not reviewed and will not review our compliance with the REIT qualification standards on an ongoing basis. While we believe that we have qualified as a

REIT at all times beginning with the year ended December 31, 2010, we may fail to satisfy the REIT requirements in the future. The opinion given Arnold & Porter LLP represented Arnold & Porter LLP’s legal judgment based on the law in effect as of the date of the initial prospectus for the Offering. Arnold & Porter LLP’s opinion is not binding on the Internal Revenue Service or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

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

We believe we have qualified as a REIT under Sections 856 through 860 of the Code and related regulations beginning with the tax year ended December 31, 2010.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to avoid the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors. In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax and thereby reducing the amount of cash available for investment by us or distribution to stockholders.

If we acquire a property that we anticipate will not fall within the safe harbor from the 100% penalty tax upon disposition, then we may acquire such property through a TRS in order to avoid the possibility that the sale of such property will be a prohibited transaction and subject to the 100% penalty tax. If we already own such a property directly or indirectly through an entity other than a TRS, we may contribute the property to a TRS if there is another, non-tax related business purpose for the contribution of such property to the TRS. Following the transfer of the property to a TRS, the TRS will operate the property and may sell such property and distribute the net proceeds from such sale to us, and we may distribute the net proceeds distributed to us by the TRS to our stockholders. Though a sale of such property by a TRS could reduce the risk of the Internal Revenue Service successfully asserting application of the 100% penalty tax, the TRS itself would be subject to a tax at the federal level, and potentially at the state and local levels, on the gain realized by it from the sale of the property as well as on the income earned while the property is operated by the TRS. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. The maximum federal corporate income tax rate currently is 35%. Federal, state and local corporate income tax rates may be increased in the future, and any such increase would reduce the amount of the net proceeds available for distribution by us to our stockholders from the sale of property through a TRS after the effective date of any increase in such tax rates.

As a REIT, the value of our investment in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than investments relating to real property or mortgages on real property and from certain other specified sources. Distributions paid to us from a TRS are considered to be non-qualifying income for purposes of satisfying the 75% gross income test required for REIT qualification. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

As we make foreign investments, we could be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

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

Legislative or regulatory action could adversely affect us or your investment in us.

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

Although REITs continue to receive more favorable tax treatment than entities taxed as corporations (a deduction for dividends paid is afforded REITs), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our articles of incorporation provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

Excessive non-real estate asset values may jeopardize our REIT status.

In order to qualify as a REIT, among other requirements, at least 75% of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents and government securities. Accordingly, the value of any other property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate not more than 25% of our total assets. In addition, under federal income tax law, we may not own securities in, or make loans to, any one company (other than a REIT, a qualified REIT subsidiary or a TRS) which represent in excess of 10% of the voting securities or 10% of the value of all securities of that company (other than certain specified securities), or which have, in the aggregate, a value in excess of 5% of our total assets, and we may not own securities of one or more TRSs which have, in the aggregate, a value in excess of 25% of our total assets.

The 75%, 25%, 10% and 5% REIT qualification tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, and such failure is not remedied within 30 days after the close of such quarter, we will cease to qualify as a REIT, unless certain requirements are satisfied.

We may have to borrow funds or sell assets to meet our distribution requirements.

Subject to some adjustments that are unique to REITs, a REIT generally must distribute 90% of its taxable income to its stockholders. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes, but that we have not yet received. In addition, we may be required not to accrue as expenses for tax purposes some items which actually have been paid, or some of our deductions might be subject to certain disallowance rules under the Code. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to a REIT.

Despite our REIT status, we remain subject to various taxes which would reduce operating cash flow if and to the extent certain liabilities are incurred.

As a REIT, we are subject to some federal, foreign and state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; and (vii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT. Foreclosure property includes property with respect to which we acquire ownership by reason of a borrower’s default on a loan or possession by reason of a tenant’s default on a lease. We may elect to treat certain qualifying property as “foreclosure property,” in which case, the income from such property will be treated as qualifying income under the 75% and 95% gross income tests for three years following such acquisition. To qualify for such treatment, we must satisfy additional requirements, including that we operate the property through an independent contractor after a short grace period. We will be subject to tax on our net income from foreclosure property. Such net income generally means the excess of any gain from the sale or other disposition of foreclosure property and income derived from foreclosure property that otherwise does not qualify for the 75% gross income test, over the allowable deductions that relate to the production of such income. Any such tax incurred will reduce the amount of cash available for distribution.

Re-characterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction so that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, the IRS could challenge such characterization. In the event that any sale-leaseback transaction is challenged and re-characterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so re-characterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of re-characterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Our articles of incorporation provide that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct and without negligence or misconduct on the part of our officers and non-independent directors, our Advisor or affiliates and without gross negligence or willful misconduct by our independent directors. In addition, our articles of incorporation provide that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary or other damages. Our articles of incorporation also provide that, with the approval of our board of directors, we may indemnify our employees and agents for losses they may incur by reason of their service in such capacities so long as they satisfy these requirements. We have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases.

The limit on the percentage of shares of our stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our articles of incorporation restrict the direct or indirect ownership by one person or entity to no more than 9.8%, by number or value, of any class or series of our equity stock (which includes common stock and any preferred stock we may issue), and this restriction may be waived only by our board of directors, in its sole discretion, under certain conditions. This restriction may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and stockholders and may also decrease your ability to sell your shares of our common stock.

Investors in the Offering do not have preemptive rights.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2011, we owned two properties. The following table sets forth details about each of our properties:

Name and Location	Date Acquired	Description	Net Rentable Square Footage	Purchase Price(1)		Encumbrances	Ownership Interest	Occupancy at the End of 2011	Effective Monthly Rent per Square Foot for 2011(4)

Long Point Property(2) Mount Pleasant, South Carolina	5/20/11	Multi-family development	n/a	$8,380,589	(2)	$167,680	95%	n/a	n/a

Gwinnett Center(3) Duluth, Georgia	10/17/11	Multi-tenant three building office complex	263,742	14,100,000		7,011,304	100%	42% (5)	$ 0.61

FOOTNOTES:

(1)	Excludes investment services fees and other acquisition expenses incurred by us.

(2)

The Long Point Property was under development as of December 31, 2011. The Long Point Joint Venture entered into a development agreement with a maximum development budget of approximately $28.6 million, of which approximately $8.4 million in real estate-related costs, including land, and approximately $0.1 million in unamortized loan costs had been incurred as of December 31, 2011. Development is expected to be completed in stages between the second and fourth quarters of 2012.

(3)

Gwinnett Center is a three office building complex that was a lender owned, or “REO” property, which we were able to acquire at a substantial discount to its replacement cost. We intend to make certain upgrades and other improvements to the property and our investment objective for Gwinnett Center is to increase net operating income through the lease-up of existing vacancies and repositioning of the property.

(4)	Effective monthly rent per square foot for 2011 excludes tenant reimbursements, straight-line rent adjustments and amortization of above- and below-market lease intangibles.

(5)

In November 2011, one of our tenants exercised their renewal option and an expansion of their current leased space. The tenant will take the additional space in 2012. As the space was committed to prior to the end of 2011, the additional space is included in the occupancy percentage as of the end of 2011.

Future Lease Payments Table

The following table presents the future minimum lease rental payments due to us for each of the next five years and thereafter, in aggregate, under non-cancelable leases as of December 31, 2011:

2012	$1,755,909
2013	1,284,942
2014	1,135,614
2015	901,798
2016	610,631
Thereafter	10,482

$5,699,376

The above future minimum lease payments to be received exclude tenant reimbursements, straight-line rent adjustments and amortization of above- and below-market lease intangibles, as well as, payments due in future renewal periods not yet exercised by the tenants.

Portfolio Lease Expirations

The following table presents lease expirations for non-cancelable leases as of December 31, 2011:

Year of Expiration(1)	Number of Expiring Leases	Annualized Base Rent(2)	Percentage of Annualized Base Rents Expiring	Leased Rentable Square Feet Expiring	Percentage of Portfolio Leased Rentable Square Feet Expiring

2012	10	$740,344	34.0%	36,879	14.0%
2013	4	127,745	5.8%	7,338	2.8%
2014	6	259,035	11.9%	13,985	5.3%
2015	5	264,474	12.2%	13,753	5.2%
2016	3	659,093	30.3%	31,978	12.1%
Thereafter	1	125,781	5.8%	6,773	2.6%

	29	$2,176,472	100.0%	110,706	42.0%

FOOTNOTES:

(1)	Represents current lease expirations and does not take into consideration lease renewals available under existing leases at the option of the tenants.

(2)

Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

Subsequent Acquisitions

In February 2012, the Whitehall Joint Venture, a joint venture in which we acquired a 95% interest, closed on the acquisition of land for a purchase price of approximately $2.9 million and entered into a development agreement with an affiliate of our co-venture partner relating to the Whitehall Property. The estimated total development and construction costs, inclusive of the land acquisition, are approximately $29.7 million. Construction of the Whitehall Property is expected to commence in the second quarter of 2012, with the project scheduled to be completed in the third quarter of 2013. See Item 8. “Financial Statements and Supplementary Data” for additional information about the Whitehall Property.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings known to be contemplated against us or any of our properties.

Item 4.	MINE SAFETY DISCLOSURE

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock; therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

As of December 31, 2011, the public offering price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and certain other considerations.

As of December 31, 2011, we had raised approximately $40.3 million (4,035,387 shares) pursuant to our Offering. In addition, during the period January 1, 2012 through March 7, 2012, we received additional subscription proceeds of approximately $5.1 million (510,919 shares) from our Offering. As of March 7, 2012, we had 1,521 common stockholders of record.

Recent Sales of Unregistered Securities

In connection with our formation in December 2008, our Advisor acquired 24,010 shares of our common stock in consideration of a cash payment of $200,000 in an offering exempt from registration under Section 4(2) of the Securities Act. On June 17, 2009, we canceled the original 24,010 shares issued to our Advisor and replaced them with an issuance of 22,222 shares of our common stock. The price per share in effect paid at the time by our Advisor was lower than the price stockholders will pay, but is approximately the same as the net proceeds we will receive from the sale of a share under the Offering at $10.00 to which certain commissions and fees would otherwise apply. There were no other sales of unregistered securities in the past three years.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. On June 24, 2010, our board of directors authorized a distribution policy providing for a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year). Distributions pursuant to this policy began on July 1, 2010. Distributions are declared to stockholders of record daily and distributed quarterly.

The following table represents total stock distributions declared and issued for the years ended December 31, 2011 and 2010:

	Daily Share Distribution Declared per Share Held	Total Share Distribution(1)
2011 Quarters(2)
First	0.000219178	32,758
Second	0.000219178	49,658
Third	0.000219178	64,870
Fourth	0.000219178	76,606

Total		223,892

2010 Quarters(2)
Third(3)	0.000219178	12,514
Fourth	0.000219178	20,902

Total		33,416

FOOTNOTES:

(1)	Represents amount of shares declared and distributed, including shares issued subsequent to the applicable quarter end.

(2)	Stock distributions are considered non-taxable to stockholders.

(3)	Declaration of distributions began on July 1, 2010.

We currently intend to continue to declare stock distributions to our stockholders although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. The amount of each distribution will be generally based on such factors as expected and actual net cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the monetization of an asset, as well as other factors including an objective of maintaining predictable distributions.

Many of the factors that can affect the availability and timing of distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to declare future distributions. There can be no assurance that future operations will support distributions at the rate that such distributions are declared in any particular distribution period. See Item 1. “Business – Distribution Policy,” Item 1A. “Risk Factors – Company Related Risks. The interest of later investors in our common stock will be diluted as a result of our stock distribution policy” and Item 1A. “Risk Factors – There can be no assurance that we will be able to achieve results or cash flows necessary to maintain distributions at any particular level, or that distributions will increase over time.”

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering our Offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC. The Offering commenced and is ongoing.

We intend to use the net proceeds of our Offering to invest in a diverse portfolio of growth-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings were as follows as of December 31, 2011:

	Total	Payments to Affiliates(2)	Payments to Others

Shares registered	150,000,000
Aggregate price of offering amount registered	$1,500,000,000
Shares sold(1)	4,035,387

Aggregate offering price of amount sold	$40,258,336
Offering expenses(3)	(5,853,182)	$(3,870,831)	$(1,982,351)

Net offering proceeds to the issuer after deducting Offering expenses	34,405,154	–	–
Proceeds from borrowings	7,178,984

Total net offering proceeds and borrowings	41,584,138
Purchases of real estate assets	(20,811,816)	–	(20,811,816)
Payment of investment services fees and acquisition expenses	(916,400)	(708,447)	(207,953)
Payment of loan costs	(361,851)		(361,851)
Payment of asset management fees on development project	(26,478)	(26,478)	–
Payment of operating expenses (4)	(1,434,809)	(308,609)	(1,126,200)

Remaining proceeds from the Offering	$18,032,784

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor and shares issued pursuant to our distribution plan.

(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates includes selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, auditing fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)

Due to the fact we are in our acquisition phase and we have not acquired a substantial amount of assets, in addition to the growth-oriented nature of our assets, we have used Offering proceeds to fund operating expenses paid to date. The amount of operating expenses paid to affiliates includes board fees to our independent directors, asset management fees on operating properties, property management fees and reimbursement of personnel costs of the Advisor for amounts incurred on our behalf. Operating expenses to unrelated third parties initially paid by the Advisor and reimbursed by us are included in the Payment to Others column for purposes of this presentation. The above table is on a cash basis and therefore does not include amounts incurred but unpaid to the Advisor for the period presented.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay operating expenses from our net proceeds from our Offering.

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

During the period of any public offering, the redemption price will not exceed the then current public offering price for our shares (other than the price at which shares are sold under our distribution reinvestment plan). Shares issued as stock distributions pursuant to our stock distribution policy shall be deemed to have a purchase price equal to the then current public offering price in effect on the date such shares are issued. The holding period for shares issued as stock distributions shall commence on the date such shares are issued. During the years ended December 31, 2011 and 2010, we did not receive any redemption requests.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for Global Growth Trust, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2011	2010(¹)	2009(¹)
Operating Data:
Revenues	$391,714	$-	$-
Operating loss	(2,009,566)	(1,402,979)	-
Net loss	(2,009,251)	(1,402,979)	-
Net loss per share (basic and diluted)	(0.68)	(1.45)	-
Weighted average number of shares outstanding (basic and diluted)(2)	2,962,891	966,620	-
Cash used in operating activities	(1,267,166)	(836,067)	-
Cash used in investing activities	(21,432,479)	-	-
Cash provided by financing activities	30,562,967	10,805,908	-

Balance Sheet Data:
Real estate assets, net	$20,079,137	$-	$-
Cash and cash equivalents	18,032,784	10,169,462	199,621
Total assets	41,386,584	10,192,459	364,500
Long-term debt obligations	7,178,984	-	-
Total liabilities	9,940,723	640,464	164,500
Noncontrolling interest	357,300	-	-
Total equity	31,445,861	9,551,995	200,000

Other Data:
Funds from operations (“FFO”)(3)	$(1,716,703)	$(1,402,979)	$-
FFO per share	(0.58)	(1.45)	-
Properties owned at the end of period	2	-	-

FOOTNOTES:

(1)

Operations commenced on April 26, 2010 when we received the minimum offering proceeds and funds were released from escrow. The results of operations for the period April 26, 2010 through December 31, 2010 include only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.

(2)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding as of the beginning of the periods presented.

(3)

FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains or losses from sales of property, asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP.

FFO is not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income or loss, or net income or loss from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operations as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs or our ability to make distributions to our stockholders. FFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income or loss and its applicability in evaluating our operating performance.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO.

The following table presents a reconciliation of net loss to FFO for the years ended December 31:

	2011	2010

Net loss	$(2,009,251)	$(1,402,979)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	292,548	–

FFO	$(1,716,703)	$(1,402,979)

Weighted average number of shares of common stock outstanding (basic and diluted)	2,962,891	966,620

Net loss per share (basic and diluted)	$(0.68)	$(1.45)

FFO per share (basic and diluted)	$(0.58)	$(1.45)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Growth Trust, Inc., formerly known as CNL Macquarie Global Growth Trust, Inc., was organized as a Maryland corporation on December 12, 2008 and has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “us,” “we,” “our,” “our Company” and “Global Growth Trust, Inc.” include Global Growth Trust, Inc. and each of its subsidiaries.

Our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC (“CNL”), our sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Prior to June 30, 2011, both the Advisor and Property Manager were joint ventures between affiliates of CNL and affiliates of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of MIRA, sold its equity interests in the Advisor and Property Manager to affiliates of CNL.

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

Our management believes that the June 30, 2011 changes facilitate a more efficient way to leverage the global real estate competency of MIRA and MGPA Limited while decreasing certain of our administrative costs. Our investment objectives and policies remain the same and no changes were made to our advisory agreement with our Advisor or our property management agreement with our Property Manager. Although a CNL affiliate is the sole member of our Advisor and as such has sole management authority for our Advisor, our Advisor’s investment committee was expanded to seven members and includes one member designated by the MREAS sub-advisor, two members designated by MGPA Advisory, and four members designated by our Advisor. In accordance with our policies, no investment can be made without the approval of our board of directors.

Asset Diversification and Global Focus

We were formed primarily to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. We will principally focus on acquiring commercial properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment, and including those located in a country or market undergoing what we believe is positive demographic, political or structural changes which are expected to benefit real estate investments during our projected holding period. We may also purchase properties facing time-sensitive deadlines that we believe would benefit from a new leasing or management strategy and properties with deferred maintenance needs. We may invest in a diverse range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multi-family properties (including student and senior housing), hospitality properties, healthcare properties and self-storage properties, as well as other classifications of commercial real estate property. Further, we may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities (or “CMBS”). We anticipate that up to 30% of our assets may be located outside the United States. Although we have a broad investment strategy, in implementing our strategy, we will focus on locations and sectors that we believe currently offer attractive investment opportunities. As a result, the percentage of domestic acquisitions compared to acquisitions made outside of the United States, as well as asset classes in which we invest, may be weighted differently at any point in time, depending on the global market conditions and opportunities.

Asset type – Our initial investment focus has been to invest in real estate either directly or through joint ventures. We may also invest internationally in commercial real estate in the form of co-investment alongside funds managed by MGPA Limited or their affiliates in addition to other institutional investors. We may also invest in commercial real estate-related debt and securities. While there may be opportunities that align with our objective to achieve growth in the value of such assets, we expect that near-term, substantially all assets we buy will be real estate. In some cases, we may buy equity in a real estate project that requires classification as a security for financial reporting purposes.

Asset class – We seek to invest in assets that have future growth potential, and these can be found across many different asset classes. Surveying the market today and our pipeline of viable deals, several key asset classes are seen with greater recurrence.

•

Real estate owned - We particularly favor bank owned or distressed office assets where the seller is motivated to sell. Generally, we are able to purchase these assets at a discount to replacement cost. Purchasing the assets at a discount allows us to invest in capital improvements and reposition the property for attracting tenants with a stronger financial profile.

•

Multi-family development projects - We believe multi-family development projects align well with our growth strategy. The confluence of factors such as the housing market bubble, general economic decline, unemployment, decreased housing starts and the inability of many to qualify for home loans, has created a growing number of residential renters in markets where supply has become worn and dated. Furthermore, we believe both demographic and financial metrics surrounding the development of multi-family projects suggest this as an area of investment emphasis in the near term.

During 2011, we acquired a commercial multi-tenant office property located in Duluth, Georgia (“Gwinnett Center”) and a 95% interest through a joint venture (“Long Point Joint Venture”) in a multi-family development property in Mt. Pleasant, South Carolina (“Long Point Property). During February 2012, we acquired a 95% interest through a second joint venture (“Whitehall Joint Venture”) in a multi-family development property located in Charlotte, North Carolina (“Whitehall Property”).

Gwinnett Center is a three building office complex that was a lender owned, or “REO,” property which we were able to acquire at a substantial discount to its replacement cost. The property is currently 42% leased to 29 tenants. We believe this investment represents a significant repositioning opportunity. We intend to make certain upgrades and other improvements to the property and our investment objective for Gwinnett Center is to increase net operating income through the lease-up of existing vacancies and repositioning of the property in the marketplace. Based on the strong demographics in the market the property is located and good access to and visibility of the property, together with the favorable purchase price for Gwinnett Center and its potential for repositioning in the market, we believe Gwinnett Center offers strong investment potential.

The Long Point Property and the Whitehall Property are development projects of Class A garden style apartment communities. An affiliate of our co-venturer in these projects which specializes in multi-family developments in the southeastern states, serves as the developer. Area residential trends are moving away from home ownership, and there is a limited supply or significant demand of high-quality, new construction apartment complexes in these areas. Given these factors, management believes that there will be continued population and job growth that will create demand for apartment communities in these areas. Management believes that the current demand for multi-family housing combined with low development costs provides an opportunity in the near term that fits our investment strategy.

Location - Although our initial investments are located in the southeastern U.S., we continue to have a broad mandate to invest in a wide variety of sectors around the world. Our initial focus on domestic properties has been based on the relative ease with which we can conduct due diligence and acquire assets of relatively small dollar investments. We believe the southeastern and sunbelt states offer the most attractive pricing and are poised for further gains; however, we expect to diversify our domestic investments by making further acquisitions outside of these states.

As we look more broadly at our investment mandate, we anticipate that up to 30% of our assets may be located outside the U.S. With local investment offices in many of the major markets across Europe and Asia, our sub-advisors bring the perspective and expertise necessary to enter these markets. We continue to research markets around the globe that offer opportunities that are consistent with our strategy and capital availability. For instance:

•

Opportunities in Europe require the review of individual markets including countries that are “Eurozone” members sharing a common currency, as well as other areas such as the United Kingdom. While project financing is generally difficult to obtain, we believe we will be able to participate as a co-investor or partner in larger-scale redevelopment projects or invest directly in smaller projects and, in so doing, diversify our portfolio. We are currently evaluating projects located in select countries within Europe that have attractive demographic opportunities.

•

Asia is experiencing a surge in population, a strengthening of household incomes and a trend toward urbanization. These attributes have fueled demand for office and retail properties in certain countries within Asia. Growth in GDP throughout Asia (excluding Japan) is expected to outpace the U.S. and Europe. The marked growth of retail centers in Asia, designed to keep up with demand for goods, has revealed the relative inexperience of some developers serving that market, while many existing retail centers suffer from obsolescence and require basic refurbishment.

We expect to continue diversifying our investments domestically and internationally by making further acquisitions, and expect to close on an international acquisition in 2012. We continue to pursue opportunities of growth through a number of value-creating strategies: development, assets requiring repositioning and distressed assets. While the current opportunities we are evaluating may primarily be in the above markets, we anticipate that our investment focus will change over time and will be dependent on the market outlook and may vary between geographic locations.

Market Outlook

Prior to 2008 and throughout much of the last decade, the U.S. real estate market surged as yield-driven investors supplied capital to mortgage lenders. Private equity dollars poured into commercial investments. The confluence of investment friendly tax policy, low interest rates, and the vigor within this market led to historic levels of home ownership and low cap rates. Meanwhile, troubling numbers of jobs were lost to overseas labor forces, wages stagnated and families turned to their home’s equity to balance the budget. Beginning in 2008, the global and U.S. economy deteriorated significantly when the overleveraged real estate market slowed. Industries adjacent to real estate, such as construction and banking, lost jobs. Significant losses were realized by those invested in real estate-related assets before the so-called “bubble.” The losses were wide and deep, and spread throughout the economy across most industries contributing to today’s persistent level of unemployment.

Meanwhile, on the national level, the U.S. government also spent more money than it took in since 2000, creating a total public debt of $10.4 trillion. The public debt started to rise as a result of policies adopted over the past decade. The debt accelerated further with the 2008 recession from both the stimulus designed to end it, as well as the loss of tax revenues from businesses and individuals earning less income. The political discourse has grown more divisive and solutions to the economic ills generally involve increasing national debt. The economy is suspended between short-term and long-term policy in a presidential election year which suggests little, if any, major policy decisions will be made.

U.S. real estate has seen surprising gains in very select areas, but remains generally sluggish. With few alternatives for yield coming from the stock market and bonds, capital flows are coming into new real estate funds, and from foreign investors taking advantage of a weak dollar. That institutional capital generally seeks core investments in major urban areas and central business districts, which pushes investment yields down, while showing a subdued interest in areas outside of these areas. Most markets and property types, including retail, appear to have established a bottom and reflect signs of moving upward. We especially favor suburban or second tier markets that have strong local real estate and demographic fundamentals, especially in creating jobs.

Internationally, we are moving slow and deliberate with respect to our investment strategy. The European debt crisis looms, and could potentially threaten the U.S. recovery if the troubles either worsen or continue for an extended period. Debt capital could be more limited in Europe as a result of uncertainty over the European Union and its currency. We expect investments in Europe to be targeted in the more stable regions and we and our sub-advisors are initially targeting Germany, United Kingdom, France and Poland; all regions where MGPA has local offices. Asia has shown extensive growth over the past several decades because of its low production costs, yet these costs have been on a gradual increase and this could lead to a rebalancing over time. While we currently have not identified specific investments in Asia, we are monitoring China where we believe development or redevelopment opportunities could arise; likely as a co-investment opportunity with MGPA or its affiliates.

Each of these major markets offers unique opportunities for real estate investing. More than ever, we believe market conditions demand researched and reasoned actions, and we believe our access to the resources of our Advisor and its global sub-advisors, position us well for success.

Liquidity and Capital Resources

General

As a REIT, we are required to distribute at least 90% of our taxable income; therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary source of capital has been and is expected to continue to be proceeds we receive from our Offering and any subsequent offerings. We have engaged CNL Securities Corp. as the managing dealer (“Managing Dealer”) of our Offering for up to $1.5 billion in equity. The Offering is on a best-efforts basis and is currently ongoing until October 2012, although our board of directors may extend our Offering for another six months under certain circumstances. The Managing Dealer of our Offering has over 35 years of experience raising capital for real estate programs, including non-traded REITs. We expect that the Managing Dealer and the network of participating broker dealers through which it offers our shares will continue to raise capital to fund our growth.

Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness and

•	if we elect to pay cash distributions instead of stock distributions, the payment of distributions.

Generally, we expect to meet cash needs for items other than acquisitions from our cash flow from operations, and we expect to meet cash needs for acquisitions from net proceeds from our Offering and financings. However, until such time as we are fully invested and our investments have stabilized, we expect to continue to use proceeds from our Offering to pay a portion of our operating expenses and debt service.

Due to our investment strategy, we expect to have little, if any, cash flow from operations available to pay distributions in cash until we make substantial investments and they stabilize. The nature of our real estate assets typically consists of properties that require development or repositioning and we do not anticipate generating distributable earnings in the near term. As a result, our board of directors elected that we would pay stock distributions. On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day commencing on July 1, 2010, and continuing thereafter until terminated or amended by the board of directors. Stock distributions allow us to preserve cash as properties achieve stabilization.

For the years ended December 31, 2011 and 2010, we declared stock distributions of 223,892 shares and 33,416 shares, respectively, of common stock. The shares declared for the quarters ended December 31, 2011 and 2010 were issued in January 2012 and 2011, respectively. These distributions of new common shares to the recipient stockholders are non-taxable distributions.

If, and when, the board of directors elects to pay cash distributions we may pay some or all of such amounts from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

Our intent is to target aggregate borrowings to between 40% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent.

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

We intend to strategically leverage our real properties and possibly other assets and use debt as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to increase our diversification through borrowing could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate. During times when interest rates on mortgage loans are high or financing is otherwise unavailable on a timely basis, we may purchase certain properties for cash with the intention of obtaining a mortgage loan for a portion of the purchase price at a later time.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders, proceeds from the sale of properties or other assets and the securitization of mortgages and other notes receivable. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The number of properties, loans and other permitted investments we may acquire or make will depend on the number of shares sold through our Offering and the resulting amount of the net proceeds available for investment. If the number of shares sold is substantially less than the maximum amount of our Offering, we will likely make only a limited number of investments and will not achieve significant diversification of our investments unless we obtain additional debt or equity capital.

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our main source of capital was the proceeds of our Offering. As of December 31, 2011 and 2010, we received offering proceeds of approximately $27.7 million and $12.6 million, respectively. During the period January 1, 2012 through March 7, 2012, we raised an additional $5.1 million (510,919 shares) from our Offering.

Our Offering had an initial termination date of October 9, 2011. Our board of directors extended our Offering to October 9, 2012. We may also extend our Offering for an additional six months after October 9, 2012, subject to meeting certain criteria.

Borrowings

We have borrowed and intend to continue to borrow money to acquire properties and to pay certain related fees. In general, we have pledged our assets in connection with such borrowings. During 2011, we borrowed approximately $7.2 million in connection with our acquisitions. As of December 31, 2011, we had an aggregate debt leverage ratio of approximately 17.3% of the aggregate carrying value of our assets.

As of December 31, 2011, we had the following indebtedness:

Variable rate debt:	Interest Rate as of December 31, 2011	2011

Construction loan	3.25%(1)	$167,680

Mortgage debt	4.95%(1)	7,011,304

		$7,178,984

FOOTNOTES:

(1)	The 30-day LIBOR rate was approximately 0.30% as of December 31, 2011. The rates above represent the interest rate floors for the respective loans.

In connection with the purchase and development of the Long Point Property, our consolidated joint venture, Long Point Joint Venture, obtained a construction loan (the “Construction Loan”) in the aggregate principal amount of approximately $21.4 million. The Construction Loan is expected to be used to fund construction of the Long Point Project and is collateralized by the Long Point Property and all improvements thereto. The Construction Loan bears interest at a rate of LIBOR plus 2.50%, adjusted monthly, with an all-in interest rate floor of 3.25% per annum and will mature on May 20, 2014. The Long Point Joint Venture will be required to make interest only payments each month until the maturity date, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due.

The Long Point Joint Venture will have two options to extend the Construction Loan for additional periods of one year each, and if the first option is exercised, commencing June 1, 2014, the outstanding principal together with interest will be payable in equal monthly installments calculated based on a 30-year amortization with any remaining unpaid principal due at the end of the additional period. Principals of our co-venture partner (the “Woodfield Parent”) have guaranteed the full amount of the Construction Loan and completion of the Long Point Project through the construction period. As of December 31, 2011, approximately $0.2 million had been borrowed on the Construction Loan.

On October 17, 2011, in connection with the acquisition of Gwinnett Center, we closed on a loan (the “Mortgage Note Payable”) of up to $11.2 million. At closing, we paid $7.0 million of the purchase price from a draw on the Mortgage Note Payable. Approximately $4.2 million of the Mortgage Note Payable are expected to be used to fund approximately $0.3 million of capital improvements and up to approximately $3.9 million for future leasing commissions and tenant improvements for leases meeting certain requirements. The Mortgage Note Payable bears interest at a variable rate adjusted to the greater of (i) 4.95% per annum or (ii) the LIBOR base rate (as defined in the loan agreement) plus 3.50% per annum. The Mortgage Note Payable agreement provides for the reduction of the interest rate to the greater of (i) 4.20% per annum or (ii) the LIBOR base rate plus 3.50% per annum if a minimum debt service coverage ratio is attained. The interest rate is also subject to an increase of 0.30% per annum if we maintain less than $0.8 million in a deposit account with the lender.

The Mortgage Note Payable has an initial term of three years and requires interest only monthly payments, with an option to extend the loan for an additional two years, subject to meeting certain requirements and including the payment of an extension fee of 0.50% of the loan amount then outstanding. If we exercise the two year extension, monthly principal payments of $17,050 plus monthly accrued interest will be due until the extended maturity date, at which time the Mortgage Note Payable will be due and payable in full.

The Mortgage Note Payable is collateralized by an assignment of the leases and rents, and a pledge and security agreement, granting the lender a first priority interest in Gwinnett Center. The Mortgage Note Payable is fully recourse to the borrower, a wholly-owned subsidiary we formed to acquire Gwinnett Center. Generally, the loan documents contain customary covenants, agreements, representations and warranties and events of default. Additionally, the loan contains certain financial covenants which include debt yield, debt service coverage and liquidity requirements. As of December 31, 2011, we were in compliance with our debt covenants. We provided the lender a limited guaranty pursuant to which we guaranteed (a) the repayment of 50% of the principal amount owed, which may be reduced to 25% of such obligations if the borrower meets certain financial covenants and (b) 100% of other costs (including accrued and unpaid interest) outside of principal.

For the year ended December 31, 2011, debt payments were funded using net proceeds from our Offering. To the extent we do not have sufficient cash from operations, we intend to continue using proceeds from our Offering to fund our debt payments.

Uses of Liquidity and Capital Resources

Acquisitions

During the year ended December 31, 2011, we acquired the following real estate assets:

Name and Location	Date Acquired	Description	Net Rentable Square Footage	Purchase Price(1)	Ownership Interest

Long Point Property (2) Mount Pleasant, South Carolina	5/20/11	Multi-family development	n/a	$8,380,589	95%

Gwinnett Center(3) Duluth, Georgia	10/17/11	Multi-tenant three building office complex	263,742	14,100,000	100%

FOOTNOTES:

(1)	Excludes investment services fees and other acquisition expenses incurred by us.

(2)

The Long Point Property was under development as of December 31, 2011. The Long Point Joint Venture entered into a development agreement with a maximum development budget of approximately $28.6 million, of which approximately $8.4 million in real estate-related costs and approximately $0.1 million in unamortized loan costs had been incurred as of December 31, 2011. Development is expected to be completed in stages between the second and fourth quarters of 2012.

(3)

Gwinnett Center is a three office building complex that was a lender owned, or “REO” property, which we were able to acquire at a substantial discount to its replacement cost. We intend to make certain upgrades and other improvements to the property and our investment objective for Gwinnett Center is to increase net operating income through the lease-up of existing vacancies and repositioning of the property.

On May 20, 2011, Long Point Venture, our consolidated joint venture, closed on the land acquisition of the Long Point Property, and entered into an agreement with the Woodfield Parent for the construction of a multi-family project. Pursuant to the development agreement, the maximum development budget for the Long Point Project is approximately $28.6 million, including the purchase price of the land and loan costs, of which approximately $7.4 million had been funded as of December 31, 2011. Future development costs will be funded by the Construction Loan described in “Sources of Liquidity and Capital Resources - Borrowings” above.

The Woodfield Parent specializes in multi-family developments and its principals have developed apartment communities throughout four southeastern states. The Woodfield Parent and its principals are responsible for any cost overruns beyond the approved budget for the Long Point Project. In addition, principals of the Woodfield Parent have guaranteed the full amount of the loan and completion of the Long Point Project through the construction period.

On October 17, 2011, we acquired Gwinnett Center for approximately $14.0 million, exclusive of closing costs and net of liabilities assumed, and incurred $7.0 million in indebtedness. See Mortgage Note Payable in “Sources of Liquidity and Capital Resources – Borrowings” above. We expect to incur future costs of approximately $4.5 million for capital improvements, leasing commissions and tenant improvements in connection with the lease-up of existing vacancies and repositioning of the property in the marketplace.

During February 2012, the Whitehall Joint Venture, in which we acquired a 95% interest, closed on the land located in southwest Charlotte, North Carolina for approximately $2.9 million. Whitehall Joint Venture intends to construct and operate a 298 unit Class A garden-style apartment community on the property and in connection therein entered into a development agreement with the Woodfield Parent. Pursuant to the development agreement, the maximum development budget for the Whitehall Property is approximately $29.7 million, including the purchase price of the land. In connection with development of the project, Whitehall Joint Venture closed on a construction loan of up to approximately $22.3 million. The loan will bear interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. Construction is expected to commence in the second quarter of 2012.

Stock Issuance and Offering Costs

Under the terms of the Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During 2011 and 2010, we incurred approximately $4.1 million and $1.8 million, respectively, in stock issuance and offering costs. The Advisor had incurred approximately $6.6 million of additional costs in connection with our Offering (exceeding the 15% limitation on expenses) on our behalf as of December 31, 2011. These costs will be recognized by us in future periods as we receive future Offering proceeds to the extent such costs are within the 15% limitation.

Net Cash Used in Operating Activities

During the years ended December 31, 2011 and 2010, we used approximately $1.3 million and approximately $0.8 million, respectively, of net cash in operating activities. For the year ended December 31, 2011, approximately $0.5 million of such amount related to acquisition fees and expenses which were funded from proceeds of our Offering. The balance for the years ended December 31, 2011 and 2010 was primarily general and administrative expenses in excess of our net operating income from our property investments for the period. Because we have only recently acquired properties and are in our acquisition stage, the net operating income from our properties is not yet sufficient to fund all of our expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund all or a portion of our expenses with Offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Results of Operations

As of December 31, 2011, we owned two real estate assets:

•	Long Point Property - a multi-family development project consisting of 258 Class A garden-style apartments which is expected to be completed in phases between the second and fourth quarters of 2012.

•

Gwinnett Center - multi-tenant, three building office complex that is approximately 42% leased in the aggregate to 29 tenants with remaining lease terms expiring at various times during the next six years. Certain tenants have lease renewal options ranging from one to six years following the expiration of the current terms.

As of December 31, 2010, we had no investments. Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in revenues in the future as we continue to sell shares of common stock and purchase additional real estate and real estate-related assets, as Gwinnett Center is repositioned in the market and as our properties that are under development become operational.

Fiscal year ended December 31, 2011 as compared to the period April 26, 2010 (the date we commenced operations) through December 31, 2010

Revenues. Rental revenue and tenant reimbursements were approximately $0.4 million for the year ended December 31, 2011. Tenant reimbursement income represents amounts tenants are required to reimburse us in accordance with the lease agreements and are recognized in the period in which the related reimbursable expenses are incurred. The Gwinnett Center was acquired on October 17, 2011 and was only 42% leased as of December 31, 2011; therefore, revenues represent only a portion of what we expect to recognize for a full year in future periods as the property is leased up and stabilizes. No revenue was generated for the period April 26, 2010 (the date we commenced operations) through December 31, 2010. We expect increases in revenue in the future as we purchase additional real estate properties and our properties that are under development become operational.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2011 were approximately $0.3 million. These expenses include property taxes, utilities and other costs to operate the property, some of which are reimbursable with reimbursed amounts included in revenues. These expenses are expected to increase in future periods as we acquire additional properties, our development properties become operational and the Gwinnett Center is held for the full period. There were no property operating expenses for the period April 26, 2010 (the date we commenced operations) through December 31, 2010.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2011 and the period April 26, 2010 (the date we commenced operations) through December 31, 2010 were approximately $1.3 million and $1.4 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. We expect increases in general and administrative expenses in the future as we purchase additional real estate properties.

Acquisition Fees and Expenses. We incurred approximately $1.0 million in acquisition fees and expenses during the year ended December 31, 2011, including approximately $0.5 million capitalized as construction in process relating to the Long Point Property which was under development, and approximately $0.5 million which was expensed relating primarily to Gwinnett Center. The acquisition fees and expenses paid in 2011 consisted primarily of investment services fees paid to our Advisor in connection with our property acquisitions. We expect to incur additional acquisitions fees and expense in the future as we purchase additional real estate properties.

Asset Management Fees. We incurred approximately $0.05 million in asset management fees payable to our Advisor during the year ended December 31, 2011, including approximately $0.03 million capitalized as part of construction in process relating to the Long Point Property, and $0.02 million which was expensed relating to Gwinnett Center. There were no asset management fees for the period April 26, 2010 (the date we commenced operations) through December 31, 2010. We expect increases in asset management fees in the future as our properties are owned for a full period and we purchase additional real estate properties.

Property Management Fees. We incurred approximately $0.01 million in property management fees payable to our Property Manager during the year ended December 31, 2011, as a result of it managing Gwinnett Center. There were no property management fees for the period April 26, 2010 (the date we commenced operations) through December 31, 2010. We expect increases in property management fees in the future as our development properties become operational, our operations reflect a full period for Gwinnett Center, and we purchase additional real estate properties.

Depreciation and Amortization. Depreciation and amortization for the year ended December 31, 2011 was approximately $0.3 million and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to Gwinnett Center. There was no depreciation and amortization for the period April 26, 2010 (the date we commenced operations) through December 31, 2010. We expect increases in depreciation and amortization in the future as our development properties become operational, our results include Gwinnett Center expenses for the full period and we purchase additional real estate properties.

Interest Expense and Loan Cost Amortization. During the year ended December 31, 2011, we incurred approximately $0.1 million of interest and loan cost amortization relating to debt outstanding on our Long Point Property and Gwinnett Center. These amounts have been capitalized as development costs relating to our consolidated joint venture, in accordance with our capitalized interest policy. There was no interest expense and loan cost amortization for the period April 26, 2010 through December 31, 2010.

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended September 30, 2011, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

For both of the Expense Years ended September 30, 2011 and December 31, 2011, we incurred $1.2 million of operating expenses in excess of the Limitation. The excess amount related to the Expense Year ended December 31, 2011 included $0.9 million related to the Expense Year ended September 30, 2011. Our independent directors determined that the $1.2 million and the additional $0.3 million in operating expenses incurred for the Expense Years ended September 30, 2011 and December 31, 2011, respectively, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of us, and our complimentary stock dividend.

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments.

•	The operating expenses necessary as a public company.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those referred to in the risk factors identified in the “Risk Factors.”

Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the “White Paper.” The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

We may, in the future, make other adjustments to net loss in arriving at FFO as identified above at the time that any such other adjustments become applicable to our results of operations. FFO, for example, may exclude impairment charges of real estate-related investments. Because GAAP impairments represent non-cash charges that are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance. While impairment charges may be excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. In addition, FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

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

The following table presents a reconciliation of net loss to FFO for the years ended December 31:

	2011	2010

Net loss	$(2,009,251)	$(1,402,979)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	292,548	–

FFO	$(1,716,703)	$(1,402,979)

Weighted average number of shares of common stock outstanding (basic and diluted)	2,962,891	966,620

Net loss per share (basic and diluted)	$(0.68)	$(1.45)

FFO per share (basic and diluted)	$(0.58)	$(1.45)

Off Balance Sheet Arrangements

As of December 31, 2011, we had no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2011, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3-5	More than 5 years	Total

Development contract on Long Point Property(1)	$19,370,015	$1,905,620	$–	$–	$21,275,635
Mortgage note payable (principal and interest)	352,844	7,656,256	–	–	8,009,100
Construction loan (principal and interest)	5,207	175,779	–	–	180,986

	$19,728,066	$9,737,655	$–	$–	$29,465,721

FOOTNOTE:

(1)	The amounts presented above represent budgeted development costs in accordance with the development agreement, and the expected timing of such costs.

Related-Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Item 8. “Financial Statements and Supplementary Data” for a discussion of the various related-party transactions, agreements and fees.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates involve the allocation of the purchase price of acquired properties and evaluating our real estate-related investments for impairment.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All material intercompany accounts and transactions have been eliminated in consolidation. The determination of whether we are the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Real Estate

Upon acquisition of properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases) and allocate the purchase price to assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained about each property as a result of our Advisor’s due diligence and utilize various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

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

Real estate owned, other than the property under development, as of December 31, 2011, is leased to tenants whereby certain tenants are responsible for some of the operating expenses relating to the property. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Real Estate Under Development

We record the acquisition of properties that are under development at cost, including acquisition fees and closing costs incurred. The cost of the real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs.

Capitalized Interest – Interest attributable to funds used to finance real estate under development is capitalized as additional costs of development. We capitalize interest at the weighted average interest rate of our outstanding indebtedness and based on our weighted average expenditures for the period. Capitalization of interest ceases when the project is substantially complete and ready for occupancy.

Real Estate Impairments

Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life, to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.

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

When the estimated fair value of an available-for-sale security is less than amortized cost, we will consider whether there is an other-than-temporary impairment in the value of the security. Unrealized losses on securities considered to be other-than-temporary will be recognized in either earnings or other comprehensive income, as applicable. The determination of whether a security is other-than-temporarily impaired will involve judgments and assumptions based on subjective and objective factors. Consideration will be given to, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the security, and (iii) our intent to retain our investment in the security, or whether it is more likely than not we will be required to sell the security before its anticipated recovery in fair value. Investments in debt securities with unrealized losses will not be considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery within a reasonable period of time up to or beyond the cost of the investments.

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

Income Taxes

We elected to be taxed as a REIT starting with our taxable year ended December 31, 2010. As a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions, other than capital gain distributions, to our stockholders each year in the amount of at least 90 percent of our REIT taxable income. A REIT generally will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. As a REIT, we may be subject to certain foreign, state and local taxes on our income and property, federal income and excise taxes on our undistributed income.

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

Recent Accounting Pronouncements

See Item 8. “Financial Statements and Supplementary Data” for information about the impact of recent accounting pronouncements.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2012	2013	2014	2015	2016	Thereafter	Total	Approximate Fair Value
Variable rate debt	$–	$–	$7,178,984	$–	$–	$–	$7,178,984	$7,200,000
Average interest rate(1)			4.91%

Total debt	$–	$–	$7,178,984	$–	$–	$–	$7,178,984	$7,200,000

FOOTNOTE

(1)	As of December 31, 2011, we were paying the interest rate floor on our variable rate debt.

Management estimates that a hypothetical one-percentage point increase in LIBOR in 2012 compared to the LIBOR rate as of December 31, 2011, would not significantly increase interest expense on our variable rate debt of for the year ended December 31, 2012. This is due to the fact that we are currently paying the interest rate floors on the variable rate debt noted above and a one-percentage point increase would only slightly change the interest rates we are paying in 2011. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Global Growth Trust, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Growth Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 13, 2012

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

Real estate assets, net (including VIEs $8,380,589 and $0, respectively)	$20,079,137	$–
Cash and cash equivalents (including VIEs $49,270 and $0, respectively)	18,032,784	10,169,462
Lease intangibles, net	2,731,323	–
Loan costs, net (including VIEs $146,698 and $0, respectively)	315,930	–
Other assets (including VIEs $102,101 and $0, respectively)	227,410	22,997

Total Assets	$41,386,584	$10,192,459

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $167,680 and $0, respectively)	$7,178,984	$–
Accrued development costs (including VIEs $1,364,406 and $0, respectively)	1,364,406	–
Due to related parties	817,389	627,401
Accounts payable and other accrued expenses	333,812	13,063
Other liabilities	246,132	–

Total Liabilities	9,940,723	640,464

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	–	–
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 4,314,917 and 1,320,612 shares issued and outstanding, respectively (including 76,606 and 20,902 shares declared as stock distributions and distributed January 13, 2012 and January 14, 2011, respectively)	43,149	13,206
Capital in excess of par value	34,457,642	10,941,768
Accumulated deficit	(3,412,230)	(1,402,979)

Total Stockholders’ Equity	31,088,561	9,551,995
Noncontrolling interest	357,300	–

Total Equity	31,445,861	9,551,995

Total Liabilities and Equity	$41,386,584	$10,192,459

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010
Revenues:
Rental income from operating leases	$384,606	$–
Tenant reimbursement income	7,108	–

Total revenues	391,714	–

Expenses:
Property operating expenses	274,679	–
General and administrative	1,337,985	1,394,462
Acquisition fees and expenses	460,286	8,517
Asset management fees	23,502	–
Property management fees	12,280	–
Depreciation and amortization	292,548	–

Total expenses	2,401,280	1,402,979

Operating loss	(2,009,566)	(1,402,979)

Other income:
Interest and other income	315	–

Total other income	315	–

Net loss attributable to common stockholders	$(2,009,251)	$(1,402,979)

Net loss per share of common stock (basic and diluted)	$(0.68)	$(1.45)

Weighted average number of shares of common stock outstanding (basic and diluted)	2,962,891	966,620

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2008	24,010	$240	$199,760	$–	$200,000	$–	$200,000
Cancellation of original issuance of common stock	(24,010)	(240)	(199,760)	–	(200,000)	–	(200,000)
Reissuance of common stock	22,222	222	199,778	–	200,000	–	200,000

Balance at December 31, 2009	22,222	222	199,778	–	200,000	–	200,000
Subscriptions received for common stock through public offering	1,264,974	12,650	12,583,215	–	12,595,865	–	12,595,865
Stock issuance and offering costs	–	–	(1,840,891)	–	(1,840,891)	–	(1,840,891)
Stock distributions	33,416	334	(334)	–	–	–	–
Net loss	–	–	–	(1,402,979)	(1,402,979)	–	(1,402,979)

Balance at December 31, 2010	1,320,612	13,206	10,941,768	(1,402,979)	9,551,995	–	9,551,995
Subscriptions received for common stock through public offering	2,770,413	27,704	27,634,767	–	27,662,471	–	27,662,471
Stock issuance and offering costs	–	–	(4,116,654)	–	(4,116,654)	–	(4,116,654)
Stock distributions	223,892	2,239	(2,239)	–	–	–	–
Contributions from noncontrolling interest	–	–	–	–	–	357,300	357,300
Net loss	–	–	–	(2,009,251)	(2,009,251)	–	(2,009,251)

Balance at December 31, 2011	4,314,917	$43,149	$34,457,642	$(3,412,230)	$31,088,561	$357,300	$31,445,861

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010

Operating Activities:
Net loss	$(2,009,251)	$(1,402,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292,548	–
Amortization of above- and below-market leases	28,229	–
Changes in operating assets and liabilities:
Other assets	(102,312)	(22,618)
Due to related parties	133,396	576,467
Accounts payable and other accrued expenses	320,177	13,063
Other liabilities	70,047	–

Net cash used in operating activities	(1,267,166)	(836,067)

Investing Activities:
Acquisition of properties	(13,985,194)	–
Development property costs	(7,430,247)	–
Other	(17,038)	–

Net cash used in investing activities	(21,432,479)	–

Financing Activities:
Subscriptions received for common stock through public offering	27,662,471	12,595,865
Stock issuance and offering costs	(4,063,225)	(1,789,957)
Proceeds from mortgage and construction notes payable	7,178,984	–
Payment of loan costs	(361,851)	–
Contributions from noncontrolling interest	146,588	–

Net cash provided by financing activities	30,562,967	10,805,908

Net Increase in Cash and Cash Equivalents	7,863,322	9,969,841
Cash and Cash Equivalents at Beginning of Year	10,169,462	199,621

Cash and Cash Equivalents at End of Year	$18,032,784	$10,169,462

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$58,849	$–

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$1,364,406	$–

Offering and stock issuance costs	$104,363	$50,934

Loan cost amortization capitalized on development property	$49,656	$–

Liabilities assumed with purchase of real estate	$114,806	$–

Contributions from noncontrolling interest	$210,712	$–

See accompanying notes to consolidated financial statements

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

The Company intends to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis. The Company may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multi-family properties (including student and senior housing), hospitality properties, healthcare properties and self-storage properties, as well as other classifications of commercial real estate property. The Company will focus on acquiring properties with potential for capital appreciation, such as those properties requiring repositioning or redevelopment including those located in a country or market undergoing what the Company believes is positive demographic, political or structural changes which are expected to benefit real estate investments during the projected holding period. Further, the Company may invest in real estate-related securities, including securities issued by other real estate companies and commercial mortgage-backed securities. The Company may also invest in mortgage, bridge or mezzanine loans, or in entities that make investments similar to the foregoing. The Company initially anticipates that up to 30% of its assets may be located outside the United States. The Company acquired its initial property in May 2011, and as of December 31, 2011, owned two properties in the United States.

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”), formerly known as CNL Macquarie Global Growth Advisors, LLC, and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), formerly known as CNL Macquarie Global Growth Managers, LLC, each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor.

Prior to June 30, 2011, both the Advisor and Property Manager were joint ventures between an affiliate of CNL and Macquarie Real Estate Advisory Services LLC (“MREAS”), a wholly owned subsidiary of Macquarie Infrastructure and Real Assets Inc. (“MIRA”). On June 30, 2011, MREAS sold its equity interests in the Advisor and Property Manager to affiliates of CNL. The ownership changes of the Advisor and Property Manager did not affect the Company’s investment objectives or strategies.

Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, on June 30, 2011, the Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”). MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia, in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers the Company access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.	Business and Organization (continued)

Prior to April 26, 2010, the Company was in its development stage and had not commenced operations. As a result, there are no comparative financial statements for the year ended December 31, 2009.

2.	Summary of Significant Accounting Policies

Consolidation and Variable Interest Entities – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

In accordance with the guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements. In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to net loss do not include non-controlling interests in consolidated VIE’s, which the Company reports separately.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant estimates and assumptions are made in connection with the allocation of purchase price and the analysis of real estate impairments. Actual results could differ from those estimates.

Real Estate – Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases) and allocates the purchase price to the assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by estimating the value of the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on the determination of the fair values of the assets.

Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, including estimates of lost rental income during the expected lease-up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Summary of Significant Accounting Policies (continued)

Real estate owned, other than the property under development, as of December 31, 2011, is leased to tenants whereby certain tenants are responsible for some of the operating expenses relating to the property. The leases are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred.

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the terms of their respective leases. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

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

Capitalized Interest – Interest attributable to funds used to finance real estate under development is capitalized as additional costs of development. The Company capitalizes interest at the weighted average interest rate of the Company’s outstanding indebtedness and based on its weighted average expenditures for the period. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. During the year ended December 31, 2011, the Company incurred interest and loan cost amortization of $0.1 million and capitalized all such amounts according to this policy.

Impairment of Real Estate Assets – Real estate assets are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition, and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

As of December 31, 2011, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Summary of Significant Accounting Policies (continued)

Intangible Assets – Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. Above-market or below-market lease intangibles are amortized to rental income over the estimated remaining term of the respective leases. In-place lease intangibles are amortized over the remaining terms of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease will be expensed. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

Tenant Reimbursement Income – Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and is recognized in the period in which the related expenses are incurred.

Acquisition Fees and Expenses – Acquisition fees, including investment services fees and expenses associated with transactions deemed to be business combinations, are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company incurred approximately $1.0 million in acquisition fees and expenses during the year ended December 31, 2011, including approximately $0.5 million capitalized as construction in process relating to property under development.

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the life of the debt using the effective interest rate method.

Deferred Leasing Costs – The Company defers costs that it incurs to obtain new tenant leases or extend existing tenant leases. The Company amortizes these costs evenly over the lease term. When tenant leases are terminated early, the Company expenses any unamortized deferred leasing costs associated with those leases.

Income Taxes – The Company has elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, the Company generally is subject to federal corporate income taxes on undistributed income.

As a REIT, the Company may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside the U.S. based on the jurisdictions in which the Company conducts business.

It is possible the Company will form one or more subsidiaries which may elect to be taxed as a taxable REIT subsidiary (“TRS”) for U.S. federal income tax purposes. Under the provisions of the Internal Revenue Code and applicable state and foreign laws, a TRS will be subject to tax on its taxable income.

Prior to the Company’s REIT election, it was subject to corporate federal and state income taxes. Prior to and including the year ended December 31, 2010, the Company did not have any earnings.

The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

2.	Summary of Significant Accounting Policies (continued)

Net Loss per Share – Net loss per share was calculated based upon the weighted average number of shares of common stock outstanding during the periods in which the Company was operational. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the years ended December 31, 2011 and 2010 has been revised to include stock distributions declared through December 31, 2011 as if they were outstanding as of the beginning of each period presented.

Reclassifications – Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or stockholders’ equity.

Segment Information – Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker currently evaluates the Company’s operations from a number of different operational perspectives including but not limited to a property-by-property basis. The Company derives all significant revenues from a single reportable operating segment of business. Accordingly, the Company does not report more than one segment; nevertheless, management periodically evaluates whether the Company continues to have one single reportable segment of business.

Recent Accounting Pronouncements – In December 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2010-29, “Business Combinations” (Topic 805). This ASU amends Accounting Standard Codification (“ASC”) Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in the ASU also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The ASU is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this amendment did not have a material impact on the Company’s disclosures.

3.	Acquisitions

During the year ended December 31, 2011, the Company acquired two real estate assets, including one property through a consolidated joint venture:

Name and Location	Date Acquired	Description	Net Rentable Square Footage	Purchase Price(1)	Ownership Interest

Long Point Property (2) Mount Pleasant, South Carolina	5/20/11	Multi-family development	n/a	$8,380,589	95%

Gwinnett Center(3) Duluth, Georgia	10/17/11	Multi-tenant three building office complex	263,742	14,100,000	100%

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

3.	Acquisitions (continued)

FOOTNOTES:

(1)	Excludes investment services fees and other acquisition expenses incurred by the Company.

(2)

The Long Point Property was under development as of December 31, 2011. The Long Point Joint Venture entered into a development agreement with a maximum development budget of approximately $28.6 million, of which approximately $8.4 million in real estate-related costs and approximately $0.1 million in unamortized loan costs had been incurred as of December 31, 2011. Development is expected to be completed in stages between the second and fourth quarters of 2012.

(3)

Gwinnett Center is a three office building complex that was a lender owned, or “REO” property, which the Company was able to acquire at a substantial discount to its replacement cost. The Company intends to make certain upgrades and other improvements to the property and its investment objective for Gwinnett Center is to increase net operating income through the lease-up of existing vacancies and repositioning of the property.

Long Point Property

On May 20, 2011, the Company’s consolidated joint venture (“Long Point Joint Venture”) in which it owns a 95% interest, entered into a joint venture agreement with WF Invest Long Point, LLC, a Delaware limited liability company (“Woodfield”), and acquired a fee simple interest in a parcel of land located within a planned development in Mount Pleasant, South Carolina, a submarket of Charleston (the “Long Point Property”). The Long Point Joint Venture was formed to construct and operate a 258 unit Class A garden-style apartment community on the approximately 32 acre Long Point Property (the “Long Point Project”).

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

In connection therewith, the Woodfield Parent receives a development fee of 3% of the Long Point Project budget and a construction management fee of 1% of the costs under the construction contract. The Woodfield Parent and its principals are responsible for any cost overruns beyond the approved budget for the Long Point Project and the Woodfield Parent is providing a one year construction warranty for the Long Point Project. The first phase of the Long Point Project is expected to be completed during the second quarter of 2012, with the remainder of the Long Point Project being completed in the fourth quarter of 2012. As of December 31, 2011, the Long Point Joint Venture had incurred approximately $8.4 million in costs related to the Long Point Project, including approximately $0.3 million in capitalized development and construction management fees to the Woodfield Parent, and excluding approximately $0.1 million in unamortized loan costs.

In accordance with the joint venture agreement for Long Point Joint Venture, generally, operating cash flow will be distributed to the Company and Woodfield on a pro rata basis. Proceeds from a capital event, such as a sale, will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, Woodfield will receive a disproportionate share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.

The Company has determined that the Long Point Joint Venture is a VIE because it believes there is insufficient equity at risk due to the development nature of the Long Point Project.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

3.	Acquisitions (continued)

The Company has also determined that it is the primary beneficiary of the VIE and holds a controlling financial interest in the Long Point Joint Venture due to the Company’s power to direct the activities that most significantly impact the economic performance of the entity, including the unilateral right to sell the property at any time after the date that is twenty-four months after completion of the Long Point Project, as well as its obligation to absorb the losses and its right to receive benefits from the Long Point Joint Venture that could potentially be significant to the entity. As such, the transactions and accounts of the Long Point Joint Venture are included in the accompanying consolidated financial statements. The creditors of the VIE do not have general recourse to the Company.

Gwinnett Center

On October 17, 2011, the Company acquired a three building office complex located in Duluth, Georgia (“Gwinnett Center”) for $14.1 million, excluding transaction costs and liabilities assumed.

The following summarizes the Company’s allocation of the purchase price for Gwinnett Center, and the estimated fair values of the assets acquired and liabilities assumed:

Assets

Land and land improvements	$3,020,000
Building and improvements	7,930,000
Tenant improvements	220,000
Lease intangibles (1)	2,930,000
Liabilities

Security deposits	(114,806)

Net assets acquired	$13,985,194

FOOTNOTE:

(1)	The weighted-average amortization period on the acquired lease intangibles is 2.6 years.

The revenue and net loss (including deductions for acquisition fees and expenses and depreciation and amortization expense) attributable to the Gwinnett Center included in the Company’s consolidated statement of operations were approximately $0.4 million and $(0.7) million, respectively, for the year ended December 31, 2011.

The following presents unaudited consolidated pro forma revenues and net loss of the Company as if Gwinnett Center had been acquired as of January 1, 2010:

	2011	2010
Revenues	$2,018,401	$3,332,234

Net loss(1)	$(1,847,693)	$(1,009,942)

Net loss per share of common stock (basic and diluted)	$(0.49)	$(0.54)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	3,737,140	1,873,772

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

3.	Acquisitions (continued)

FOOTNOTES:

(1)

Non-recurring acquisition related expenses directly attributable to the acquisition of Gwinnett Center included in the accompanying consolidated statement of operations for the year ended December 31, 2011, of which approximately $0.4 million have been eliminated.

(2)

As a result of the property being treated as operational since January 1, 2010, the Company assumed approximately 0.9 million shares were issued as of January 1, 2010. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2010 instead of the actual dates issued, and such shares were treated as outstanding as of the beginning of the period presented.

4.	Real Estate Assets

As of December 31, 2011, real estate assets consisted of the following:

Land and land improvements	$6,646,248
Building and improvements	7,930,000
Tenant improvements	224,521
Construction in process	5,326,672
Less: accumulated depreciation and amortization	(48,304)

$20,079,137

For the year ended December 31, 2011, depreciation and amortization expense on the Company’s real estate assets was approximately $0.05 million.

5.	Operating Leases

As of December 31, 2011, Gwinnett Center was approximately 42% leased in the aggregate to 29 tenants under operating leases; whereby, in addition to monthly base rent, the tenants may be responsible for some operating expense of the property.

As of December 31, 2011, the leases had terms expiring at various times during the next six years. Certain tenants have lease renewal options ranging from one to six years following the expiration of the current terms. Certain lease terms contain provisions for scheduled rent increases during the lease with such amounts recognized on a straight-line basis over the terms of the lease. During the year ended December 31, 2011, the Company recognized approximately $0.02 million of such revenue.

The following is a schedule of future minimum lease payments to be received for each of the next five years and thereafter, in the aggregate, under non-cancelable operating leases as of December 31, 2011:

2012	$1,755,909
2013	1,284,942
2014	1,135,614
2015	901,798
2016	610,631
Thereafter	10,482

$5,699,376

The above future minimum lease payments to be received excludes tenant reimbursements, straight-line rent adjustments, amortization of above- and below-market lease intangibles and base rent attributable to any renewal options exercised by a tenant in the future.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

6.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Assets
In place leases	$2,650,000	$(243,010)	$2,406,990
Above-market leases	344,528	(31,478)	313,050
Other	12,517	(1,234)	11,283

	$3,007,045	$(275,722)	$2,731,323

Liabilities
Acquired below-market leases	$64,529	$(3,249)	$61,280

Amortization expense on the Company’s intangible assets and liabilities for the year ended December 31, 2011 was approximately $0.3 million, of which approximately $0.03 million related to above- and below-market leases has been treated as a reduction of rental revenue, and approximately $0.2 million related to in place leases and other intangibles has been included in depreciation and amortization.

The estimated future amortization expense for the Company’s intangible assets and liabilities for each of the next five years and thereafter, in the aggregate, as of December 31, 2011 was as follows:

	Assets	Liabilities

2012	$1,360,009	$19,311
2013	670,531	17,267
2014	505,051	14,820
2015	153,293	9,882
2016	42,439	–
Thereafter	–	–

	$2,731,323	$61,280

7.	Indebtedness

As of December 31, 2011, the Company had the following indebtedness:

Variable rate debt	Collateral & Approximate Carrying Value of Collateral at December 31, 2011	Interest Rate as of December 31, 2011	Maturity Date	2011

Construction loan	1 development property, $8.4 million	3.25%(1)	05/20/14	$167,680

Mortgage debt	3 office buildings, $13.8 million	4.95%(1)	10/17/14	7,011,304

				$7,178,984

FOOTNOTE:

(1)	The 30-day LIBOR rate was approximately 0.30% as of December 31, 2011. The rates above represent the interest rate floors for the respective loans.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

7.	Indebtedness (continued)

In connection with the purchase and development of the Long Point Property, our consolidated joint venture, Long Point Joint Venture, obtained a construction loan (the “Construction Loan”) in the aggregate principal amount of approximately $21.4 million. The Construction Loan is expected to be used to fund construction of the Long Point Project and is collateralized by the Long Point Property and all improvements thereto. The Construction Loan bears interest at a rate of LIBOR plus 2.50%, adjusted monthly, with an all-in interest rate floor of 3.25% per annum and will mature on May 20, 2014. The Long Point Joint Venture will be required to make interest only payments each month until the maturity date, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due.

The Long Point Joint Venture will have two options to extend the Construction Loan for additional periods of one year each, and if the first option is exercised, commencing June 1, 2014, the outstanding principal together with interest will be payable in equal monthly installments calculated based on a 30-year amortization with any remaining unpaid principal due at the end of the additional period.

Principals of the Woodfield Parent have guaranteed the full amount of the Construction Loan and completion of the Long Point Project through the construction period. In connection with the Construction Loan, the Company incurred approximately $0.2 million in origination and other loan costs. These costs have been capitalized and are being amortized over the initial term of the Construction Loan with all such amortized amounts capitalized as a project cost during the development period. As of December 31, 2011, approximately $0.2 million had been borrowed on the Construction Loan.

On October 17, 2011, in connection with the acquisition of Gwinnett Center, the Company closed on a loan (the “Mortgage Note Payable”) of up to approximately $11.2 million. At closing, the Company paid approximately $7.0 million of the purchase price from a draw on the Mortgage Note Payable. The Mortgage Note Payable bears interest at a variable rate adjusted to the greater of (i) 4.95% per annum or (ii) the LIBOR base rate (as defined in the loan agreement) plus 3.50% per annum. The Mortgage Note Payable agreement provides for the reduction of the interest rate to the greater of (i) 4.20% per annum or (ii) the LIBOR base rate plus 3.50% per annum if a minimum debt service coverage ratio is attained. The interest rate is also subject to an increase of 0.30% per annum if the Company maintains less than $0.8 million in a deposit account with the lender.

The Mortgage Note Payable has an initial term of three years and requires interest only monthly payments, with an option to extend the loan for an additional two years, subject to meeting certain requirements and including the payment of an extension fee of 0.50% of the loan amount then outstanding. If the Company exercises the two year-extension, monthly principal payments of $17,050 plus monthly accrued interest will be due until the extended maturity date, at which time the Mortgage Note Payable will be due and payable in full.

The Mortgage Note Payable is collateralized by an assignment of the leases and rents, and a pledge and security agreement, granting the lender a first priority interest in Gwinnett Center. The Mortgage Note Payable is fully recourse to the borrower, a wholly-owned subsidiary the Company formed to acquire Gwinnett Center. As of December 31, 2011, the Company was in compliance with its debt covenants. Generally, the loan documents contain customary covenants, agreements, representations and warranties and events of default. Additionally, the loan contains certain financial covenants which include, debt yield, debt service coverage and liquidity requirements. The Company provided the lender a limited guaranty pursuant to which the Company guaranteed (a) the repayment of 50% of the principal amount owed, which may be reduced to 25% of such obligations if the borrower meets certain financial covenants and (b) 100% of other costs (including accrued and unpaid interest) outside of principal.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

7.	Indebtedness (continued)

Maturities of indebtedness for the next five years and thereafter, in aggregate, assuming the terms of the loans are not extended, are:

2012	$—
2013	—
2014	7,178,984
2015	—
2016	—
Thereafter	—

$7,178,984

The Company estimates that the fair value of its debt was approximately $7.2 million as of December 31, 2011, based upon the current rates and spreads it would expect to obtain for similar borrowings.

8.	Related Party Arrangements

The Company is externally advised and has no direct employees. All of the Company’s executive officers are executive officers of, or are on the board of managers of the Advisor. In addition, certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”). In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer – The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor – The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, Offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures, as of the end of the preceding month.

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of securities that are investments; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, such affiliate is properly licensed.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Related Party Arrangements (continued)

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, once a listing occurs, the Advisor will not be entitled to receive an incentive fee on sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro-rated portion of the applicable subordinated incentive fee.

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

CNL Capital Markets Corp. – CNL Capital Markets Corp., an affiliate of CNL, receives an initial set-up fee and an annual maintenance fee of $4.57 and $19.20, respectively, per investor for providing certain administrative services to the Company pursuant to a services agreement. In March 2012, this agreement was amended to change the fee structure to a sliding flat annual rate (payable monthly) based on the average number of investor accounts that will be open over the course of the term of the agreement. The new fee structure will be effective January 1, 2013.

For the years ended December 31, 2011 and 2010, the Company incurred the following fees due to the Managing Dealer in connection with its Offering:

	Year Ended December 31,
	2011	2010
Selling commissions	$1,907,808	$847,768
Marketing support fees	820,946	363,329

	$2,728,754	$1,211,097

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Related Party Arrangements (continued)

For the years ended December 31, 2011 and 2010, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Year Ended December 31,
	2011	2010
Reimbursable expenses:
Offering costs	$1,387,900	$629,794
Operating and acquisition expenses	844,302	1,274,399

	2,232,202	1,904,193
Investment services fees(1)	708,447	–
Asset management fees(1)	49,980	–
Property management fees	12,280	–

	$3,002,909	$1,904,193

FOOTNOTE:

(1)

Investment services fees and asset management fees totaling approximately $0.4 million and $0.03 million, respectively, relate to the Company’s investment in the Long Point Property, which was under development. Therefore such amounts have been capitalized and are included in land and construction in process.

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2011	2010
Due to Managing Dealer:
Selling commissions	$48,314	$23,769
Marketing support fees	20,706	10,187

	69,020	33,956

Due to the Advisor and its affiliates:
Reimbursable offering costs	35,343	16,978
Reimbursable operating expenses	713,026	576,467

	748,369	593,445

	$817,389	$627,401

The Company incurs operating expenses which, in general, are those expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended September 30, 2011, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

8.	Related Party Arrangements (continued)

For both of the Expense Years ended September 30, 2011 and December 31, 2011, the Company incurred $1.2 million of operating expenses in excess of the Limitation. The excess amount related to the Expense Year ended December 31, 2011 included $0.9 million related to the Expense Year ended September 30, 2011. The Company’s independent directors determined that the $1.2 million and the additional $0.3 million in operating expenses incurred for the Expense Years ended September 30, 2011 and December 31, 2011, respectively, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of the Company, and its complimentary stock dividend.

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments.

•	The operating expenses necessary as a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering as described in Note 9. “Stockholders’ Equity.” The Advisor has incurred an additional $6.6 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on expenses) as of December 31, 2011. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

9.	Stockholders’ Equity

Upon formation, the Advisor acquired 24,010 shares of the Company’s common stock for $200,000. On June 17, 2009, the Company canceled the original 24,010 shares issued to the Advisor and replaced them with an issuance of 22,222 shares of the Company’s common stock.

Public Offering – On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act. As of April 23, 2010, the Company received aggregate subscription proceeds in excess of the minimum offering amount of $2.0 million in shares of common stock, and on April 26, 2010, the funds were released from escrow and the Company commenced operations. On August 9, 2011, the Company’s board of directors extended the Offering to October 9, 2012. As of December 31, 2011, the Company had received aggregate offering proceeds of approximately $40.3 million.

Stock Issuance and Offering Costs – The Company has and will continue to incur costs in connection with the Offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by the Company may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by the Advisor and subsequently reimbursed by the Company subject to this limitation.

For the years ended December 31, 2011 and 2010, the Company incurred approximately $4.1 million and approximately $1.8 million in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 8. “Related Party Arrangements.”

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

9.	Stockholders’ Equity (continued)

Distributions – On June 24, 2010, the Company’s board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day commencing on July 1, 2010, and continuing thereafter until terminated or amended by the Company’s board of directors.

During the years ended December 31, 2011 and 2010, the Company declared 223,892 and 33,416 shares of common stock, respectively, as stock distributions. The shares declared for the quarters ended December 31, 2011 and 2010 were issued in January 2012 and 2011, respectively. These distributions of new common shares to the recipient stockholders are non-taxable distributions.

Redemption Plan – The Company has adopted a redemption plan that allows its stockholders who hold shares for at least one year to request that the Company redeem between 25% and 100% of their shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the number of shares redeemed in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

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

During the years ended December 31, 2011 and 2010, the Company did not receive any redemption requests under its redemption plan.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in the Company’s best interest.

10.	Commitments and Contingencies

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

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

10.	Commitments and Contingencies (continued)

Pursuant to the development agreement for the Long Point Property, the maximum development budget is approximately $28.6 million, of which approximately $8.5 million in land, development and other costs had been incurred as of December 31, 2011. The remaining development costs are expected to be funded by the Construction Loan as described in Note 7. “Indebtedness.” The Woodfield Parent and its affiliates have committed to fund any cost overruns related to the Long Point Project.

See Note 8. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its Offering and expenses thereof.

11.	Concentration of Credit Risk

During the year ended December 31, 2011, Medical Business Service, Inc. and Devry, Inc., tenants of Gwinnett Center, accounted for 19.6% and 10.2%, respectively, of the Company’s rental income from operating leases. Failure of these tenants to pay contractual lease payments or renew their leases when the current terms expire could significantly impact the Company’s results of operations and cash flows from operations which, in turn could impact its ability to pay debt service and make distributions to stockholders.

12.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010:

2011 Quarters	First	Second	Third	Fourth	Year

Total revenues	$–	$–	$–	$391,714	$391,714

Operating loss	(278,593)	(309,574)	(442,097)	(979,302)	(2,009,566)
Net loss attributable to common stockholders	(278,593)	(309,574)	(442,097)	(978,987)	(2,009,251)
Weighted average number of shares outstanding (basic and diluted)(2)	1,891,388	2,686,317	3,367,917	3,883,444	2,962,891
Net loss per share of common stock (basic and diluted)	$(0.15)	$(0.12)	$(0.13)	$(0.25)	$(0.68)

2010 Quarters	First (1)	Second	Third	Fourth	Year

Total revenues	$–	$–	$–	$–	$–

Operating loss	–	(680,768)	(340,961)	(381,250)	(1,402,979)
Net loss attributable to common stockholders	–	(680,768)	(340,961)	(381,250)	(1,402,979)
Weighted average of shares outstanding (basic and diluted)(2)	–	648,153	878,035	1,283,671	966,620
Net loss per share of common stock (basic and diluted)	$–	$(1.05)	$(0.39)	$(0.30)	$(1.45)

FOOTNOTES:

(1)	The Company was in development stage until its operations commenced on April 26, 2010.

(2)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were outstanding for the full period presented.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

13.	Subsequent Events

During February 2012, the Whitehall Joint Venture, in which the Company acquired a 95% interest, closed on the land located in southwest Charlotte, North Carolina for approximately $2.9 million. Whitehall Joint Venture intends to construct and operate a 298 unit Class A garden-style apartment community on the property and in connection therewith entered into a development agreement with the Woodfield Parent. Pursuant to the development agreement, the maximum development budget for the Whitehall Property is approximately $29.7 million, including the purchase price of the land. In connection with development of the project, Whitehall Joint Venture closed on a construction loan of up to approximately $22.3 million. The loan will bear interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. Construction is expected to commence in the second quarter of 2012.

The Company incurred approximately $0.5 million in investment services fees payable to the Advisor in connection with the purchase of the Whitehall Property.

During the period January 1, 2012 through March 7, 2012, the Company received additional subscription proceeds of approximately $5.1 million from its Offering.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our Company’s internal control over financial reporting is designed to provide reasonable assurance to our Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, our Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered certified public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, there was no change in our internal controls over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 29, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

Consolidated Statements of Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2011

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 85 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2012.

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

Signature	Title	Date

/s/ JAMES M. SENEFF, JR.	Chairman of the Board	March 13, 2012
James M. Seneff, Jr.

/s/ MATTHEW S. BANKS	Director	March 13, 2012
Matthew S. Banks

/s/ STEPHEN P. ELKER	Independent Director	March 13, 2012
Stephen P. Elker

/s/ MARY LOU FIALA	Independent Director	March 13, 2012
Mary Lou Fiala

/s/ ROBERT A. BOURNE	Chief Executive Officer (Principal Executive Officer)	March 13, 2012
Robert A. Bourne

/s/ STEVEN D. SHACKELFORD	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2012
Steven D. Shackelford

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2011 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2012 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1.2 to Current Report on Form 8-K filed October 28, 2010, and incorporated herein by reference.)

3.1.1	Articles of Amendment (Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 1, 2011, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix C to the Post-Effective Amendment Two to the Registration on Form S-11 (File No. 333-156479) filed August 17, 2010, and incorporated herein by reference.)

4.1.1	Form of Combined Subscription Agreement (Previously filed as Exhibit 4 1.1 to the Post-Effective Amendment Five to the Registration Statement on Form S-11 (File No. 333-156479) filed November 14, 2011, and incorporated herein by reference.)

4.2	Form of Distribution Reinvestment Plan (Previously filed as Appendix C to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

4.3	Form of Redemption Plan (Previously filed as Appendix D to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

4.5	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.1	Second Amended and Restated Limited Partnership Agreement of Global Growth, LP (Previously filed as Exhibit 10.1 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.2	Escrow Agreement (Previously filed as Exhibit 10.2 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

10.3	Third Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3.2 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.4	Master Property Management Agreement (Previously filed as Exhibit 10.4 to the Registration Statement on Form S-11 (File No. 333-156479) filed December 29, 2008, and incorporated herein by reference.)

10.4.1	Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.1 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.5	Service Agreement (Previously filed as Exhibit 10.5 to the Pre-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed March 17, 2009, and incorporated herein by reference.)

10.5.1	Termination Agreement (Filed herewith.)

10.5.2	Service Agreement (Filed herewith.)

10.6	Indemnification Agreement between CNL Macquarie Global Growth Trust, Inc. (now known as Global Growth Trust, Inc.) and James M. Seneff, Jr. dated December 19, 2008. Each of the following directors and/or officers has entered into a substantially similar agreement: Matthew S. Banks, Robert A. Bourne, Curtis B. McWilliams, Steven D. Shackelford, Kimberly J. Ledford, and Mark D. Mullen, dated December 19, 2008; John David (“JD”) Alexander, Stephen P. Elker and Mary Lou Fiala dated August 13, 2009; Andrew A. Hyltin dated February 28, 2011 and effective as of November 1, 2010; Lilian Wong dated February 28, 2011; and Holly J. Greer dated January 10, 2012 and effective as of August 9, 2011. (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed March 3, 2011, and incorporated herein by reference.)

10.7	Agreement for Purchase and Sale of Real Property dated November 10, 2010 between Redus SC Land, LLC and Woodfield Investments, LLC, and amendments thereto. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.7.1	Assignment of Agreement for Purchase and Sale of Real Property dated May 20, 2011 between Woodfield Investments, LLC and GR-105 Long Point Venture, LLC. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.8	Building Loan Agreement (Commercial Building) dated May 20, 2011 between GR-105 Long Point Venture, LLC and Wells Fargo Bank, National Association. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.8.1	Promissory Note Secured by Mortgage dated May 20, 2011 by GR-105 Long Point Venture, LLC in favor of Wells Fargo Bank, National Association. (Previously filed as Exhibit 10.2.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.9	Limited Liability Company Agreement of GR-105 Long Point Venture, LLC executed on or about May 20, 2011. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.10	Purchase and Sale Agreement effective August 17, 2011 between Leeward Strategic Properties, Inc. and Global Growth, L.P. (Previously filed Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2011 and incorporated herein by reference.)

10.10.1	Assignment of Purchase and Sale Agreement dated October 17, 2011 between Global Growth, L.P. and GGT Gwinnett Center GA, LLC. (Previously filed Exhibit 10.1.1 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.11	Assignment and Assumption of Leases dated October 17, 2011 between Leeward Strategic Properties, Inc. and GGT Gwinnett Center GA, LLC. (Previously filed Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.12	Credit Line Loan Agreement dated October 17, 2011 between RBC Bank and GGT Gwinnett Center GA, LLC (Previously filed Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.12.1	Promissory Note ($11,150,000) dated October 17, 2011 by GGT Gwinnett Center GA,, LLC in favor of RBC Bank. (Previously filed Exhibit 10.3.1 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.12.2	Limited Continuing Guaranty Agreement dated October 17, 2011 by Global Growth Trust, Inc. f/b/o RBC Bank. (Previously filed Exhibit 10.3.2 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Growth Trust, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2011 (in thousands)

		Initial Costs				Costs Capitalized Subsequent to Acquisition			Gross Amounts at which Carried at Close of Period
Property/ Location	Encum- brances	Land & Land Improve- ments	Build- ings & Build- ing Improve- ments	Construc- tion in Process	Tenant Improve- ments	Land and Improve- ments	Tenant Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Build- ings & Build- ing Improve- ments	Construc- tion in Process	Tenant Improve- ments	Total		Accumu- lated Depre- ciation	Date of Contruc- tion	Date Acquired	Life on which deprec- iation in latest income state- ment is computed
Long Point Property Mount Pleasant, South Carolina	$168	$3,543	$-	$582	$-	$83	$-	$4,745	$3,626	$-	$5,327	$-	$8,953		$-	(1)	5/20/11	(1)
Gwinnett Center – Office Complex Duluth, Georgia	7,011	3,020	7,930	-	220	-	4	-	3,020	7,930	-	224	11,174		(48)	(2)	10/17/11	(3)

	$7,179	$6,563	$7,930	$582	$220	$83	$4	$4,745	$6,646	$7,930	$5,327	$224	$20,127	(4)	$(48)

Transactions in real estate and accumulated depreciation as of December 31, 2011 are as follows:

Balance at December 31, 2010	$—	Balance at December 31, 2010	$—
2011 Acquisitions	20,127	2011 Depreciation	48

Balance at December 31, 2011	$20,127	Balance at December 31, 2011	$48

FOOTNOTES:

(1)	As of December 31, 2011, the Long Point Property was under development.

(2)	Three buildings built in 1990, 1999 and 2000, respectively.

(3)	Building and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements are depreciated over the terms of their respective leases.

(4)	The aggregate cost for federal income tax purposes is approximately $22.9 million.