Form 10-Q
period 2012-03-31
Global Growth Trust, Inc.
filed 2012-05-11
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-54686

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 7, 2012 was 5,552,513.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS

Real estate assets, net (including VIEs $25,811,142 and $8,380,589, respectively)	$38,650,238	$20,079,137
Cash and cash equivalents (including VIEs $215,707 and $49,270, respectively)	16,445,389	18,032,784
Lease intangibles, net	2,353,191	2,731,323
Loan costs, net (including VIEs $665,373 and $146,698, respectively)	820,029	315,930
Other assets (including VIEs $7,300 and $102,101, respectively)	196,302	227,410

Total Assets	$58,465,149	$41,386,584

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $6,061,918 and $167,680, respectively)	$13,075,999	$7,178,984
Accrued development costs (including VIEs $3,297,648 and $1,364,406, respectively)	3,297,648	1,364,406
Due to related parties	1,053,933	817,389
Accounts payable and other accrued expenses (including VIEs $62,713 and $0, respectively)	596,455	333,812
Other liabilities	207,019	246,132

Total Liabilities	18,231,054	9,940,723

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 5,220,673 and 4,314,917 shares issued and outstanding, respectively (including 93,403 and 76,606 shares declared as stock distributions and distributed April 13, 2012 and January 13, 2012, respectively)	52,207	43,149
Capital in excess of par value	41,353,576	34,457,642
Accumulated deficit	(4,243,201)	(3,412,230)

Total Stockholders’ Equity	37,162,582	31,088,561
Noncontrolling interests	3,071,513	357,300

Total Equity	40,234,095	31,445,861

Total Liabilities and Equity	$58,465,149	$41,386,584

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Rental income from operating leases	$477,412	$—

Total revenues	477,412	—

Expenses:
General and administrative	457,654	271,148
Property operating expenses	374,187	—
Asset management fees	35,253	—
Property management fees	16,003	—
Acquisition fees and expenses	2,345	7,445
Depreciation and amortization	424,849	—

Total expenses	1,310,291	278,593

Operating loss	(832,879)	(278,593)

Other income:
Interest and other income	315	—

Total other income	315	—

Net loss including noncontrolling interests	(832,564)	(278,593)
Net loss attributable to noncontrolling interests	1,593	—

Net loss attributable to common stockholders	$(830,971)	$(278,593)

Net loss per share of common stock (basic and diluted)	$(0.17)	$(0.14)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,786,940	1,984,791

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2012 (Unaudited) and the Year Ended December 31, 2011

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2010	1,320,612	$13,206	$10,941,768	$(1,402,979)	$9,551,995	$—	$9,551,995
Subscriptions received for common stock through public offering	2,770,413	27,704	27,634,767	—	27,662,471	—	27,662,471
Stock issuance and offering costs	—	—	(4,116,654)	—	(4,116,654)	—	(4,116,654)
Stock distributions	223,892	2,239	(2,239)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	357,300	357,300
Net loss	—	—	—	(2,009,251)	(2,009,251)	—	(2,009,251)

Balance at December 31, 2011	4,314,917	43,149	34,457,642	(3,412,230)	31,088,561	357,300	31,445,861
Subscriptions received for common stock through public offering	812,353	8,124	8,100,729	—	8,108,853	—	8,108,853
Stock issuance and offering costs	—	—	(1,203,861)	—	(1,203,861)	—	(1,203,861)
Stock distributions	93,403	934	(934)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	2,715,806	2,715,806
Net loss	—	—	—	(830,971)	(830,971)	(1,593)	(832,564)

Balance at March 31, 2012	5,220,673	$52,207	$41,353,576	$(4,243,201)	$37,162,582	$3,071,513	$40,234,095

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011

Operating Activities:
Net loss including noncontrolling interests	$(832,564)	$(278,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	424,849	—
Amortization of above- and below-market leases	41,187	—
Changes in operating assets and liabilities:
Other assets	(70,993)	(152,127)
Due to related parties	245,877	220,746
Accounts payable and other accrued expenses	80,391	29,766
Other liabilities	(34,239)	—

Net cash used in operating activities	(145,492)	(180,208)

Investing Activities:
Development property costs	(16,337,040)	—
Additions to real estate assets	(69,540)	—
Other	(2,777)	—

Net cash used in investing activities	(16,409,357)	—

Financing Activities:
Subscriptions received for common stock through public offering	8,108,853	7,047,669
Stock issuance and offering costs	(1,210,031)	(1,036,156)
Proceeds from mortgage and construction notes payable	5,897,015	—
Payment of loan costs	(544,189)	—
Contributions from noncontrolling interests	2,715,806	—

Net cash provided by financing activities	14,967,454	6,011,513

Net Increase (Decrease) in Cash and Cash Equivalents	(1,587,395)	5,831,305
Cash and Cash Equivalents at Beginning of Period	18,032,784	10,169,462

Cash and Cash Equivalents at End of Period	$16,445,389	$16,000,767

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs and site improvements	$3,479,900	$—

Offering and stock issuance costs	$98,193	$63,077

Loan cost amortization capitalized on development properties	$36,927	$—

Stock distributions declared (at par)	$934	$328

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

1.	Business and Organization

Global Growth Trust, Inc., was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, Global Growth Trust, Inc., Global Growth, LP, a Delaware limited partnership (the “Operating Partnership”), Global Growth GP, LLC and other subsidiaries of Global Growth Trust, Inc. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Affiliates of CNL and Macquarie Infrastructure and Real Assets Inc. (“MIRA”), and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) serve as sub-advisors and sub-property managers. In addition, certain unrelated sub-property managers have been engaged by the Company or sub-property managers to provide certain property management services.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of March 31, 2012, the Company had received aggregate offering proceeds of approximately $48.4 million.

As of March 31, 2012, the Company owned a multi-tenant three building office complex and interests in three multifamily development projects through joint ventures located in the United States. No properties were owned during the three months ended March 31, 2011.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2012 may not be indicative of the results expected for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

2.	Summary of Significant Accounting Policies (continued)

In accordance with the guidance for the consolidation of variable interest entities (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a variable interest entity. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements. In accordance with the guidance for noncontrolling interests in consolidated financial statements, unless otherwise noted, references in this report to net loss do not include noncontrolling interests in consolidated VIE’s, which the Company reports separately.

The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying condensed financial statements.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Actual results could differ from those estimates.

Acquisition Fees and Expenses – The Company incurred approximately $0.9 million in acquisition fees and expenses during the three months ended March 31, 2012, substantially all of which have been capitalized as construction in process relating to properties under development.

Capitalized Interest – During the three months ended March 31, 2012, the Company incurred interest and loan cost amortization of $0.2 million and capitalized all such amounts as construction in process relating to properties under development.

Net Loss per Share – Net loss per share was calculated based upon the weighted average number of shares of common stock outstanding during the periods. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the three months ended March 31, 2012 and 2011 has been revised to include stock distributions declared through March 31, 2012 as if they were outstanding as of the beginning of each period presented. The weighted average number of shares of common stock outstanding for the three months ended March 31, 2012 and 2011 was 4,786,940 and 1,984,791, respectively (including 350,711 shares declared as stock distributions through March 31, 2012).

Fair Value Measurements – GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

2.	Summary of Significant Accounting Policies (continued)

As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

When market data inputs are unobservable, the Company utilizes inputs that it believes reflects the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Reclassifications – Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or equity.

Recent Accounting Pronouncements – In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This topic clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012 and it did not have an effect on its consolidated financial statements.

3.	Acquisitions

Whitehall Property – In February 2012, a joint venture in which the Company owns a 95% interest (the “Whitehall Joint Venture”) closed on the acquisition of the fee simple interest in a 13 acre parcel of land located in southwest Charlotte, North Carolina (the “Whitehall Property”). The Whitehall Joint Venture intends to construct and operate a 298 unit Class A garden-style apartment community on the Whitehall Property (the “Whitehall Project”) and is scheduled to be completed in the third quarter of 2013. The purchase price of the Whitehall Property was $2.8 million.

Crosstown Property – In March 2012, the Company entered into a joint venture (the “Crosstown Joint Venture”), in which the Company owns a 60% interest, and the joint venture closed on the acquisition of the fee simple interest in a 25 acre parcel of land in Crosstown Center, a master planned community located in the southeast section (Brandon area) of Tampa, Florida (“Crosstown Property). The Crosstown Joint Venture intends to develop, construct and operate on the property a Class A garden-style apartment community consisting of 15 three-story buildings totaling 344 apartment homes (the “Crosstown Project”) and is scheduled to be completed in the second quarter of 2013. The purchase price of the Crosstown Property was $4.3 million.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

3.	Acquisitions (continued)

In connection with the development of the Whitehall Property and the Crosstown Property, the respective joint venture entered into a development agreement with affiliates of the Company’s co-venture partners for a maximum development budget of $29.7 million and $37.1 million, respectively, including the purchase price of the land, financing costs, start-up and initial operating deficits. Affiliates of the co-venture partners serve as developer of the respective development project and coordinate and supervise the management and administration of the development and construction.

Each developer is responsible for any cost overruns beyond the approved development budgets for the applicable project and the co-venture partners are providing a one year construction warranty for the applicable projects. Construction of each project is expected to commence in the second quarter of 2012, with each project scheduled to be completed in 2013. Approximately $4.1 million and $5.9 million in real estate-related costs had been incurred as of March 31, 2012 on the Whitehall Project and the Crosstown Project, respectively.

In accordance with each joint venture agreement for the Whitehall Joint Venture and the Crosstown Joint Venture, operating cash flow will generally be distributed to the Company and the co-venture partner on a pro-rata basis. Proceeds from a capital event, such as a sale will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, the co-venture partner will receive a disproportionate share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.

4.	Variable Interest Entities

The Company has determined that each of the three multi-family development joint ventures in which it has invested, including the Whitehall Joint Venture and the Crosstown Joint Venture described in Note 3. “Acquisitions,” are VIEs because it believes there is insufficient equity at risk due to the development nature of the ventures. The Company has also determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity. As such, the transactions and accounts of the three joint ventures are included in the accompanying condensed consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

5.	Real Estate Assets

As of March 31, 2012 and December 31, 2011, real estate assets consisted of the following:

	March 31, 2012	December 31, 2011

Land and land improvements	$13,919,943	$6,646,248
Building and improvements	7,953,036	7,930,000
Tenant improvements	253,799	224,521
Furniture, fixtures and equipment	167,937	—
Construction in process	16,476,476	5,326,672
Less: accumulated depreciation and amortization	(120,953)	(48,304)

	$38,650,238	$20,079,137

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

5.	Real Estate Assets (continued)

For the three months ended March 31, 2012, depreciation expense on the Company’s real estate assets was approximately $0.1 million.

6.	Indebtedness

As of March 31, 2012 and December 31, 2011, the Company had the following indebtedness:

	March 31, 2012	December 31, 2011

Mortgage debt	$7,014,081	$7,011,304

Construction loan	6,061,918	167,680

	$13,075,999	$7,178,984

In connection with the closing on the acquisition of the Whitehall Property, the Whitehall Joint Venture obtained a loan in the aggregate principal amount of up to approximately $22.3 million to fund certain development costs and the construction costs of the Whitehall Project. The loan is collateralized by the Whitehall Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization during the first extension term and a 29-year amortization during the second extension term. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of March 31, 2012, no amounts had been drawn on the loan.

The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default, all as set forth in the loan documents. The loan is recourse to the Whitehall Joint Venture. Affiliates of the Company’s co-venture partner have guaranteed the repayment of the loan, subject to their liability being reduced (i) to 50% at the time a certificate of occupancy for the project is issued and (ii) thereafter to 30% upon certain debt covenants of the loan being achieved. As of March 31, 2012, the Whitehall Joint Venture was in compliance with the aforementioned debt covenants.

In connection with the closing on the acquisition of the Crosstown Property, the Crosstown Joint Venture obtained a loan in the aggregate principal amount of up to approximately $26.7 million to fund certain development costs and the construction costs of the Crosstown Project. The loan is collateralized by the Crosstown Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.50% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization period with an annual interest rate equal the greater of (i) the then current 10-year Treasury Rate plus 2.50% per annum or (ii) 7.0% per annum. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of March 31, 2012, no amounts had been drawn on the loan.

The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default, all as set forth in the loan documents. An affiliate of the Company’s co-venture partner has provided the lender with a completion guaranty for the project and a 50% repayment guarantee for the principal amount of the loan.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

6.	Indebtedness (continued)

During the term of the loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met. As of March 31, 2012, the Crosstown Joint Venture was in compliance with the aforementioned debt covenants.

During the three months ended March 31, 2012, approximately $5.9 million was drawn on the construction loan obtained in connection with the development of the property in Mount Pleasant, South Carolina (the “Long Point Property”), acquired in 2011, relating to development costs for this property.

Maturities of indebtedness for the remainder of 2012 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of March 31, 2012:

2012	$—
2013	—
2014	13,075,999
2015	—
2016	—
Thereafter	—

$13,075,999

The Company estimates that the fair market value and carrying value of its debt was approximately $13.4 million and $13.1 million, respectively, as of March 31, 2012. As of December 31, 2011, the fair market value of the Company’s debt approximated its carrying value of $7.2 million. The fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage notes payable is categorized as level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximates the carrying value as of March 31, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

7.	Related Party Arrangements

For the three months ended March 31, 2012 and 2011, the Company incurred the following fees due to the managing dealer, an affiliate of its Advisor, in connection with its Offering:

	2012	2011

Selling commissions	$558,378	$487,141
Marketing support fees	239,305	208,775

	$797,683	$695,916

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

7.	Related Party Arrangements (continued)

For the three months ended March 31, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	2012	2011
Reimbursable expenses:
Offering costs	$406,178	$352,383
Operating and acquisition expenses	321,614	314,874

	727,792	667,257
Investment services fees(1)	833,159	—
Asset management fees(1)	64,206	—
Property management fees	16,003	—

	$1,641,160	$667,257

FOOTNOTE:

(1)

For the three months ended March 31, 2012, investment services fees and asset management fees totaling approximately $0.8 million and $0.03 million, respectively, related to the Company’s development properties; therefore, such amounts have been capitalized and are included in land and construction in process.

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	March 31, 2012	December 31, 2011
Due to managing dealer:
Selling commissions	$45,823	$48,314
Marketing support fees	19,639	20,706

	65,462	69,020

Due to the Advisor and its affiliates:
Reimbursable offering costs	32,731	35,343
Reimbursable operating expenses	955,740	713,026

	988,471	748,369

	$1,053,933	$817,389

The Company incurs operating expenses which, in general, are expenses relating to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended September 30, 2011, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

7.	Related Party Arrangements (continued)

For the Expense Year ended March 31, 2012, the Company incurred $1.265 million of operating expenses in excess of the Limitation, of which $0.946 million related to prior Expense Years previously reviewed by the Company’s independent directors. The Company’s independent directors determined that the additional $0.319 million in operating expenses incurred for the Expense Year ended March 31, 2012 were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth orientation of the Company, and its complimentary stock dividend,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred an additional $6.5 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on expenses) as of March 31, 2012. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

8.	Stockholders’ Equity

Distributions - During the three months ended March 31, 2012, the Company declared 93,403 shares of common stock as stock distributions, which were issued in April 2012. These distributions of new common shares to the recipient stockholders are non-taxable distributions.

9.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

In connection with the ownership, development and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters. The Company has not been notified by any governmental authority of any non-compliance, liability or other claim, and the Company is not aware of any other environmental condition that it believes will have a material adverse effect on the consolidated results of operations.

Pursuant to the development agreements for the Company’s three multi-family development properties, the Company has committed to fund approximately $68.9 million in remaining development and other costs as of March 31, 2012. The remaining development costs are expected to be funded primarily by the construction loans on such properties, as described in Note 6. “Indebtedness.” The Company’s co-venture partners and their affiliates have committed to fund any cost overruns related to the development projects.

See Note 7. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its Offering and expenses thereof.

10.	Subsequent Events

During the period April 1, 2012 through May 7, 2012, the Company received additional subscription proceeds of approximately $3.3 million from its Offering.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2012

10.	Subsequent Events (continued)

In April 2012, we entered into a purchase and sale agreement to acquire a five-story office building with 92,922 net rentable square feet located in Fairfax, Virginia. The building, constructed in 1985 and renovated in 2001, is 43% leased to six tenants. The purchase price for the property is approximately $10.1 million. The acquisition is subject to certain contingencies, including completion of due diligence and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed on the terms set forth above or otherwise.

In April 2012, the Company’s board of directors approved an amended and restated advisory agreement and amended and restated property management agreement with the Company’s Advisor and Property Manager, respectively. These revised agreements permit the Company’s subsidiaries to enter into contracts for certain real estate services directly with the Advisor’s sub-advisors and Property Manager’s sub-property managers providing services to the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and 2011. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements in this document may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Global Growth Trust, Inc. (herein also referred to as “we,” “our,” and “us”) includes Global Growth Trust, Inc. and each of its subsidiaries. We intend that all such forward-looking statements be covered by the safe-harbor provisions for forward-looking statements of Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable.

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, our prospectus dated April 19, 2012 and other documents filed from time to time with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in the U.S. and Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with our debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our properties; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions, if applicable (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable terms; unknown liabilities in connection with acquired properties or liabilities caused by property managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by any joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brand.

Management believes these forward-looking statements are reasonable. However, such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and we may not be able to realize them. Investors are cautioned not to place undue reliance on any forward-looking statements which are based on current expectations. All written and oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by these cautionary statements. Further, forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time unless otherwise required by law.

OVERVIEW

Global Growth Trust, Inc., was organized as a Maryland corporation on December 12, 2008 and has elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes.

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Offering”). As of March 31, 2012, we had received total offering proceeds of approximately $48.4 million (4,847,740 shares) in connection with this Offering. During the period April 1, 2012 through May 7, 2012, we received additional subscription proceeds of approximate $3.3 million (331,840 shares) from our Offering.

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

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. Macquarie Real Estate Advisory Services LLC (“MREAS”), MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”), along with CNL affiliates, serve as sub-advisors and as sub-property managers. MREAS is a subsidiary of Macquarie Infrastructure and Real Estate Assets Inc. (or “MIRA”). MGPA Advisory is a subsidiary of MGPA Limited (“MGPA”), an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

MARKET OUTLOOK

The U.S. real estate markets have started to rebound from the general recession as evidenced by rising rental and sales velocity of commercial real estate inventories across all asset types. This positive trend and the resulting firming of pricing power are a direct result of the current constraints on supply against modest but steady increase in demand. In particular, the multifamily market has experienced a steady increase in occupancy rates, and a corresponding increase in net rental rates, as a result of increased demand driven by demographics and the decline in home ownership. Steady job growth over the past several months has increased demand in other asset types, with the industrial market showing the most robust recovery. Job growth has been especially strong across the sunbelt states and has led to renewed investor interest in all asset types in the region. With few alternatives for income coming from financial assets, capital flows are increasing in alternative asset classes including hard assets such as real estate. The resulting drive to income oriented hard assets has pushed up investment sales volume and asset pricing for existing Class A multifamily in all markets and for all asset types in major markets. The increase in pricing in stabilized multifamily assets has created an attractive development spread that we expect in the near-term to continue to pursue by way of investing in multifamily development with qualified operating partners. In addition, as debt markets continue to deleverage, additional opportunities should arise as maturing commercial mortgage backed debt (“CMBS”) is re-capitalized. Over $350 billion of CMBS debt will mature in 2012 with a significant percentage of the collateral assets rolling back to the lenders as Real Estate Owned (“REO”). We will continue to pursue the acquisition of well-located REO assets with significant upside potential as reflected in the acquisition of Gwinnett Center, a three-building office complex in Atlanta, Georgia, and the potential acquisition of another office building in Fairfax, Virginia, as described below.

Internationally, we remained focused on the stronger countries in Europe and select markets in Asia. While the European debt crisis continues to play out, it also creates potential value-add acquisition opportunities in key markets in the more stable regions. Through our sub-advisor, MGPA Advisory, we are initially targeting Germany, United Kingdom, France and Poland; all regions where MGPA Advisory has local offices. Key markets in Asia have shown extensive growth over the past decade due, in part, to the rise of low cost manufacturing supporting exports and the investment of sovereign capital. We will continue to review Asian investment opportunities in markets in which MGPA Advisory has a presence and anticipate that an investment in 2012 will likely result from a co-investment with an MGPA Advisory sponsored fund.

Although our investments to date have been located in the southeastern U.S., we continue to pursue a broad mandate to invest in a wide variety of asset types around the world. Our initial focus on domestic properties has been based on the broad presence of affiliates of our Advisor and legacy real estate industry relationships maintained by our Advisor and its officers and employees. We believe the southeastern and sunbelt states currently offer the most attractive investment opportunities as U.S job growth has been concentrated across the region. We expect to diversify our investments in 2012 by extending our domestic investment outside of the southeast in addition to pursuing opportunities in select European and Asian markets.

As we look more broadly at our investment mandate, we anticipate that up to 30% of our assets may ultimately be located outside the U.S. With local investment offices in many of the major markets across Europe and Asia, our sub-advisors bring the local market knowledge and expertise necessary to enter these markets. We continue to research markets around the globe that offer opportunities that are consistent with our strategy and capital availability.

•

Opportunities in Europe require the review of individual markets including countries that are “Eurozone” members sharing a common currency, as well as other areas such as the United Kingdom. While many opportunities require significant investment, we believe we will be able to participate as a co-investor or partner in larger-scale redevelopment opportunities with funds managed by MGPA Advisory. We are currently evaluating projects located in select countries within Europe that have attractive market dynamics.

•

Asia is experiencing a surge in population, a strengthening of household incomes and a trend toward urbanization. These drivers have fueled demand for office, housing and retail properties in certain markets across Asia. Growth in GDP throughout Asia (excluding Japan) is expected to outpace that of the U.S. and Europe for the next several years. We believe the existing retail infrastructure is not sufficient to service the growing demand for goods generated by increasing household incomes, and that presents us with an opportunity to expand to that sector.

We expect to continue diversifying our investments domestically and internationally by making further acquisitions, and expect to close on an international acquisition in 2012. We continue to pursue opportunities through a number of value-creating strategies; development, asset repositioning and the acquisition of distressed assets. While the current investments are concentrated in the southeast U.S., our investment focus will remain flexible in order to move to markets and asset types domestically and internationally as market cycles and opportunity dictates.

More than ever, we believe market conditions demand researched and reasoned actions. We believe our access to the resources of our Advisor and its global sub-advisors position us well for success.

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital have been and are expected to continue to be proceeds we receive from our Offering and any subsequent offerings and borrowings. Our principal demands for funds will be for:

•	the acquisition of real estate and real estate-related assets and related fees and expenses,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	if we elect to pay cash distributions instead of stock distributions, the payment of distributions.

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

Due to our investment strategy, we expect to have little, if any, cash flow from operations available to pay distributions in cash until we make substantial investments and they stabilize. Our real estate assets typically consist of properties that require development or repositioning and we do not anticipate generating distributable earnings in the near term. In June 2010, our board of directors elected that we would pay stock distributions and have since authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of each business day, and continuing thereafter until terminated or amended by the board of directors. Stock distributions allow us to preserve cash as properties achieve stabilization.

For the three months ended March 31, 2012 and 2011, we declared stock distributions of 93,403 and 32,834 shares of common stock, respectively, which were issued in April 2012 and 2011, respectively. These distributions of new common shares to the recipient stockholders are non-taxable distributions.

If, and when, the board of directors elects to pay cash distributions, we may pay some or all of such amounts from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, our main source of capital has been proceeds of our Offering. For the three months ended March 31, 2012 and 2011, we received offering proceeds of approximately $8.1 million and $7.0 million, respectively. During the period April 1, 2012 through May 7, 2012, we raised an additional $3.3 million (331,840 shares) from our Offering.

Borrowings

We have borrowed and intend to continue to borrow money to acquire and improve properties and to pay certain related fees. In general, we have pledged our assets in connection with such borrowings.

As of March 31, 2012 and December 31, 2011, we had the following indebtedness:

	March 31, 2012	December 31, 2011

Mortgage note payable (1)	$7,014,081	$7,011,304

Construction notes payable (1)	6,061,918	167,680

	$13,075,999	$7,178,984

FOOTNOTES:

(1)	As of both March 31, 2012 and December 31, 2011, our weighted average interest rate was 4.16%.

In connection with the closing on the acquisition of the Whitehall Property, the Whitehall Joint Venture obtained a loan in the aggregate principal amount of up to approximately $22.3 million to fund certain development costs and the construction costs of the project. The loan is collateralized by the Whitehall Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization during the first extension term and a 29-year amortization during the second extension term. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of March 31, 2012, no amounts have been drawn on the loan.

The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default, all as set forth in the loan documents. The loan is recourse to an affiliate of our co-venture partner and they have guaranteed the repayment of the loan, subject to their liability being reduced (i) to 50% at the time a certificate of occupancy for the project is issued and thereafter (ii) to 30% upon certain debt covenants of the loan being achieved.

In connection with the closing on the acquisition of the Crosstown Property, the Crosstown Joint Venture obtained a loan in the aggregate principal amount of up to approximately $26.7 million to fund certain development costs and the construction costs of the project. The loan is collateralized by the Crosstown Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.50% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization period with an annual interest rate equal the greater of (i) the then current 10-year Treasury Rate plus 2.50% per annum or (ii) 7.0% per annum. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of March 31, 2012, no amounts have been drawn on the loan.

The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default, all as set forth in the loan documents. An affiliate of our co-venture partner has provided the lender with a completion guaranty for the project and a 50% repayment guarantee for the principal amount of the loan. During the term of the loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met.

During the three months ended March 31, 2012, we borrowed approximately $5.9 million in connection with construction draws relating to our Long Point Property. As of March 31, 2012 and December 31, 2011, we had an aggregate debt leverage ratio of approximately 22.4% and 17.3%, respectively, of the aggregate carrying value of our assets. As of March 31, 2012, we were in compliance with all of our debt covenants.

For the three months ended March 31, 2012, debt service payments were funded using net proceeds from our Offering. To the extent we do not have sufficient cash from operations, we intend to continue using proceeds from our Offering to fund our debt payments.

Capital Contributions from Noncontrolling Interests

During the three months ended March 31, 2012, our co-venture partners in Whitehall Joint Venture and Crosstown Joint Venture made capital contributions aggregating approximately $2.7 million. These amounts were used to fund part of the land acquisition and initial development costs of the development projects.

Uses of Liquidity and Capital Resources

Acquisitions and Development Costs Incurred

In February 2012, we acquired, through a consolidated joint venture, the Whitehall Property which consists of a fee simple interest in a 13 acre parcel of land located in southwest Charlotte, North Carolina, for $2.9 million. We intend to construct and operate a 298 unit Class A garden-style apartment community on the property. In connection with the acquisition, we entered into a development agreement with an affiliate of our co-venture partner for a maximum development budget of $29.7 million, including the purchase price of the land, financing costs and start-up and operating deficits. Construction of the Whitehall Property is expected to commence in the second quarter of 2012, with the project scheduled to be completed in the third quarter of 2013.

In March 2012, we acquired, through another consolidated joint venture, the Crosstown Property which consists of a fee simple interest in a 25 acre parcel of land in Crosstown Center, a master planned community located in the southeast section (Brandon area) of Tampa, Florida, for $4.3 million. We intend to develop, construct and operate on the property a Class A garden-style apartment community consisting of 15 three-story buildings totaling 344 apartment homes. In connection with the acquisition, we entered into a development agreement with an affiliate of our co-venture partner for a maximum development budget of $37.1 million, including the purchase price of the land, financing costs and start-up and operating deficits. Construction of the Crosstown Property is expected to commence in the second quarter of 2012, with the project scheduled to be completed in the second quarter of 2013.

During the three months ended March 31, 2012, we funded $16.3 million in development costs related to our Long Point Property which was acquired in 2011 and the 2012 acquisitions of the land parcels for the the Whitehall Property and the Crosstown Property. Pursuant to the development agreements for our three properties under development, we had commitments to fund approximately $68.9 million in additional development and other costs as of March 31, 2012. We expect to fund the remaining development costs primarily from the construction loans on each property, as described above under “Borrowings.” Each of our co-venture partners of the development properties serve as developer of the construction projects and coordinates and supervises the management and administration of the development and construction of each property. In addition, each co-venture partner and/or its affiliates are responsible for any cost overruns beyond the approved development budgets, are providing partial or full guarantees of the related construction loans subject to certain conditions and are providing a one-year construction warranty for its respective development property.

In April 2012, we entered into a purchase and sale agreement to acquire a five-story office building with 92,922 net rentable square feet located in Fairfax, Virginia. The building, constructed in 1985 and renovated in 2001, is 43% leased to six tenants. The purchase price for the property is approximately $10.1 million. The acquisition is subject to certain contingencies, including completion of due diligence and obtaining financing satisfactory to the Company. There can be no assurance that any or all contingencies will be satisfied and that the transaction will ultimately be completed on the terms set forth above or otherwise.

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

During the three months ended March 31, 2012 and 2011, we incurred approximately $1.2 million and $1.0 million, respectively, in stock issuance and offering costs. The Advisor had incurred approximately $6.5 million of additional costs in connection with our Offering exceeding the 15% limitation on expenses on our behalf through March 31, 2012. These costs will be recognized by us in future periods as we receive future Offering proceeds to the extent such costs are within the 15% limitation.

Net Cash Used in Operating Activities

During the three months ended March 31, 2012 and 2011, we used approximately $0.1 million and approximately $0.2 million, respectively, of net cash in operating activities. For the three months ended March 31, 2012 and 2011, cash was primarily used to fund general and administrative expenses in excess of our net operating income from our property investments for the period. Due to the fact that we have only recently acquired properties and the majority of our properties are under development, the net operating income from our properties is not yet sufficient to fund all of our expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund all or a portion of our expenses with Offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of March 31, 2012, we owned four real estate assets, only one of which was operational:

•

Long Point Property – a multi-family development project located in Mount Pleasant, South Carolina, to consist of 258 Class A garden-style apartments. Our property manager of the Long Point property has pre-leased approximately 15% of the units. The property is expected to partially open in the second quarter of 2012 with the remaining buildings scheduled to be completed in phases through the fourth quarter of 2012.

•

Gwinnett Center – a 264,000 square foot multi-tenant, three-building office complex in Atlanta, Georgia, that was a lender owned, or “REO,” property which we were able to acquire at a substantial discount to its replacement cost. It is approximately 41% leased in the aggregate to 28 tenants with remaining lease terms expiring at various times during the next six years. Certain tenants have lease renewal options ranging from one to six years following the expiration of the current terms.

•

Whitehall Property – a multi-family development project located in southwest Charlotte, North Carolina, to consist of 298 Class A garden-style apartments which is expected to be completed in the third quarter of 2013.

•

Crosstown Property – a multi-family development project of a Class A garden community located in the southeast section (Brandon area) of Tampa, Florida, to consist of 15 three-story buildings totaling 344 apartment homes which are expected to be completed in the second quarter of 2013.

As of March 31, 2011, we had no investments. Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in operating activities in the future as we purchase additional real estate and real estate-related assets, as Gwinnett Center is repositioned in the market and as our properties that are under development become operational.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

Revenues. Rental revenue and tenant reimbursements were approximately $0.5 million for the three months ended March 31, 2012. The Gwinnett Center was acquired on October 17, 2011 and was only 41% leased as of March 31, 2012; therefore, revenues represent only a portion of what we expect to recognize in future periods as the property is leased up and stabilizes. In addition, we expect increases in revenue in the future as we purchase additional real estate properties and our properties that are under development become operational.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2012 were approximately $0.4 million. These expenses include property taxes, utilities and other costs to operate Gwinnett Center, some of which are reimbursable with reimbursed amounts included in revenues. These expenses are expected to increase in future periods as we acquire additional properties, as Gwinnett Center becomes fully leased and our development properties become operational.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 and 2011 were approximately $0.5 million and $0.3 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees.

Acquisition Fees and Expenses. We incurred approximately $0.9 million in acquisition fees and expenses during the three months ended March 31, 2012, substantially all of which were capitalized as construction in process relating to the Whitehall Property and the Crosstown Property which were under development. We expect to incur additional acquisitions fees and expense in the future as we purchase additional real estate properties.

Asset Management Fees. We incurred approximately $0.06 million in asset management fees payable to our Advisor during the three months ended March 31, 2012, of which approximately $0.03 million were capitalized as part of construction in process relating to our properties under development. We expect increases in asset management fees in the future as our multi-family projects become fully developed and we purchase additional real estate properties.

Property Management Fees. We incurred approximately $0.02 million in property management fees payable to our Property Manager during the three months ended March 31, 2012, as a result of its management of Gwinnett Center. We expect increases in property management fees in the future as Gwinnett Center becomes fully leased, our development properties become operational and we purchase additional real estate properties.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 was approximately $0.4 million and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to Gwinnett Center. We expect increases in depreciation and amortization in the future as our development properties become operational and we purchase additional real estate properties.

Interest Expense and Loan Cost Amortization. During the three months March 31, 2012, we incurred approximately $0.2 million of interest and loan cost amortization relating to debt outstanding on our properties, all of which were capitalized as development costs relating to our properties under development. There was no debt outstanding for the three months ended March 31, 2011.

2%/25% Limitation

Operating expenses in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended September 30, 2011, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

For the Expense Year ended March 31, 2012, we incurred $1.265 million of operating expenses in excess of the Limitation, of which $0.946 million related to prior Expense Years previously reviewed by our independent directors. Our independent directors determined that the additional $0.319 million in operating expenses incurred for the Expense Year ended March 31, 2012 were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about our growth-orientation, and our complimentary stock dividend.

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of our initial investments.

•	The operating expenses necessary as a public company.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We may, in the future, make other adjustments to net loss in arriving at FFO as identified above at the time that any such other adjustments become applicable to our results of operations. FFO, for example, would exclude impairment charges of real estate-related investments. Because GAAP impairments represent non-cash charges that are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance. While impairment charges may be excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. In addition, FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

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

The following table presents a reconciliation of net loss to FFO for the three months ended March 31:

	2012	2011

Net loss attributable to common stockholders	$(830,971)	$(278,593)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets)	424,849	—

FFO	$(406,122)	$(278,593)

Weighted average number of shares of common stock outstanding (basic and diluted)	4,786,940	1,984,791

Net loss per share (basic and diluted)	$(0.17)	$(0.14)

FFO per share (basic and diluted)	$(0.08)	$(0.14)

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 7, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2011 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of March 31, 2012, we were subject to contractual payment obligations as described in the table below.

	For the Periods Ending December 31,
	2012	2013-2014	2015-2016	Thereafter		Total

Development contracts on development properties (1)	$43,916,000	$24,420,000	$3,886,000	$		$72,222,000
Mortgage note payable (principal and interest)	265,220	7,659,288	—		—	7,924,508
Construction loan (principal and interest)	149,167	6,354,700	—		—	6,503,867

	$44,330,387	$38,433,988	$3,886,000		$—	$86,650,375

FOOTNOTE:

(1)	The amounts presented above represent the portion not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2011 for a summary of our Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following is a schedule as of March 31, 2012, of our variable rate debt maturities for the remainder of 2012 and each of the next four years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2012	2013	2014	2015	2016	Thereafter	Total	Approximate Fair Value
Variable rate debt	$—	$—	$13,075,999	$—	$—	$—	$13,075,999	$13,400,000

Average interest rate(1)	—	—	4.16%	—	—	—	4.16%

FOOTNOTE

(1)	As of March 31, 2012, we were paying the interest rate floor on our variable rate debt.

Item 4.	Controls and Procedures

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

We have updated a number of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. Except for revisions to the risk factors below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Changes in accounting pronouncements could adversely impact our or our tenants’ reported financial performance.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could cause a delay in investing our offering proceeds, make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

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

We intend to use the net proceeds of our Offering to invest in a diverse portfolio of growth-oriented commercial real estate and real estate-related assets on a global basis. The use of proceeds from our Offering and borrowings were as follows as of March 31, 2012:

	Total	Payments to Affiliates(2)	Payments to Others

Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	4,847,740

Aggregate offering price of amount sold	$48,367,189
Offering expenses(3)	(7,063,213)	$(4,672,072)	$(2,391,141)

Net offering proceeds to the issuer after deducting Offering expenses	41,303,976
Proceeds from borrowings, net of loan costs	12,169,959

Total net offering proceeds and borrowings	53,473,935
Purchases of and additions to real estate assets	(33,786,565)		(33,786,565)
Payment of investment services fees and acquisition expenses	(1,593,300)	(1,390,788)	(202,512)
Payment of lease costs	(15,294)		(15,294)
Payment of operating expenses (4)	(1,633,387)	(405,277)	(1,228,110)

Unused proceeds from the Offering and borrowings	$16,445,389

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
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

(4)

Due to the fact we are in our acquisition phase and we have not acquired a substantial amount of assets that produce operating income, we have used Offering proceeds to fund the majority of our operating expenses paid to date. The amount of operating expenses paid to affiliates includes board fees to our independent directors, asset management fees on operating properties, property management fees and reimbursement of personnel costs of the Advisor for amounts incurred on our behalf. Operating expenses to unrelated third parties initially paid by the Advisor and reimbursed by us are included in the Payment to Others column for purposes of this presentation. The above table is on a cash basis and therefore does not include amounts incurred but unpaid to the Advisor for the period presented.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay operating expenses from our net proceeds from our Offering.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures - Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of May, 2012.

GLOBAL GROWTH TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Growth Trust, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.