Form 10-Q
period 2012-06-30
Global Growth Trust, Inc.
filed 2012-08-14
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock of the registrant outstanding as of August 7, 2012 was 6,362,470.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS
Real estate assets, net (including VIEs $40,065,075 and $8,380,589, respectively)	$53,199,436	$20,079,137
Cash and cash equivalents (including VIEs $197,169 and $49,270, respectively)	19,810,011	18,032,784
Lease intangibles, net	2,134,854	2,731,323
Loan costs, net (including VIEs $611,877 and $146,698, respectively)	751,850	315,930
Other assets (including VIEs $140,515 and $102,101, respectively)	461,859	227,410

Total Assets	$76,358,010	$41,386,584

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $13,904,694 and $167,680, respectively)	$21,237,766	$7,178,984
Accrued development costs (including VIEs $6,629,291 and $1,364,406, respectively)	6,629,291	1,364,406
Due to related parties	988,493	817,389
Accounts payable and other accrued expenses (including VIEs $46,912 and $0, respectively)	686,460	333,812
Other liabilities (including VIEs $5,806 and $0, respectively)	221,858	246,132

Total Liabilities	29,763,868	9,940,723

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 6,164,967 and 4,314,917 shares issued and outstanding, respectively (including 112,444 and 76,606 shares declared as stock distributions and distributed July 13, 2012 and January 13, 2012, respectively)	61,650	43,149
Capital in excess of par value	48,414,867	34,457,642
Accumulated deficit	(5,281,993)	(3,412,230)

Total Stockholders’ Equity	43,194,524	31,088,561
Noncontrolling interests	3,399,618	357,300

Total Equity	46,594,142	31,445,861

Total Liabilities and Equity	$76,358,010	$41,386,584

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$474,690	$—	$952,102	$—
Tenant reimbursements	3,797	—	3,797	—

Total revenues	478,487	—	955,899	—

Expenses:
Property operating expenses	542,771	—	916,958	—
General and administrative	416,386	305,314	874,040	576,462
Asset management fees	41,159	—	76,412	—
Acquisition fees and expenses	56,582	4,260	58,927	11,705
Property management fees	42,126	—	58,129	—
Depreciation and amortization	429,710	—	854,559	—

Total expenses	1,528,734	309,574	2,839,025	588,167

Operating loss	(1,050,247)	(309,574)	(1,883,126)	(588,167)

Other income:
Interest and other income	319	—	634	—

Total other income	319	—	634	—

Net loss	(1,049,928)	(309,574)	(1,882,492)	(588,167)
Net loss attributable to noncontrolling interests	11,136	—	12,729	—

Net loss attributable to common stockholders	$(1,038,792)	$(309,574)	$(1,869,763)	$(588,167)

Net loss per share of common stock (basic and diluted)	$(0.18)	$(0.11)	$(0.35)	$(0.24)

Weighted average number of shares of common stock outstanding (basic and diluted)	5,762,458	2,892,164	5,330,701	2,494,962

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2012 (Unaudited) and the Year Ended December 31, 2011

	Common Stock		Capital in		Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	1,320,612	$13,206	$10,941,768	$(1,402,979)	$9,551,995	$—	$9,551,995
Subscriptions received for common stock through public offering	2,770,413	27,704	27,634,767	—	27,662,471	—	27,662,471
Stock issuance and offering costs	—	—	(4,116,654)	—	(4,116,654)	—	(4,116,654)
Stock distributions	223,892	2,239	(2,239)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	357,300	357,300
Net loss	—	—	—	(2,009,251)	(2,009,251)	—	(2,009,251)

Balance at December 31, 2011	4,314,917	43,149	34,457,642	(3,412,230)	31,088,561	357,300	31,445,861
Subscriptions received for common stock through public offering	1,644,203	16,442	16,388,618	—	16,405,060	—	16,405,060
Stock issuance and offering costs	—	—	(2,429,334)	—	(2,429,334)	—	(2,429,334)
Stock distributions	205,847	2,059	(2,059)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	3,055,047	3,055,047
Net loss	—	—	—	(1,869,763)	(1,869,763)	(12,729)	(1,882,492)

Balance at June 30, 2012	6,164,967	$61,650	$48,414,867	$(5,281,993)	$43,194,524	$3,399,618	$46,594,142

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating Activities:
Net loss	$(1,882,492)	$(588,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854,559	—
Amortization of above- and below-market leases	79,319	—
Amortization of lease costs	2,107
Straight line rent adjustments	(80,085)	—
Changes in operating assets and liabilities:
Other assets	(123,643)	(107,776)
Due to related parties	223,955	166,877
Accounts payable and other accrued expenses	109,974	58,235
Other liabilities	(14,526)	—

Net cash used in operating activities	(830,832)	(470,831)

Investing Activities:
Development property costs	(27,314,511)	(4,242,867)
Additions to real estate assets	(269,107)	—
Leasing commissions	(100,614)	—

Net cash used in investing activities	(27,684,232)	(4,242,867)

Financing Activities:
Subscriptions received for common stock through public offering	16,405,060	15,241,533
Stock issuance and offering costs	(2,479,022)	(2,277,976)
Proceeds from mortgage and construction notes payable	14,058,782	—
Payment of loan costs	(554,831)	(166,831)
Contributions from noncontrolling interests	2,862,302	—

Net cash provided by financing activities	30,292,291	12,796,726

Net Increase in Cash and Cash Equivalents	1,777,227	8,083,028
Cash and Cash Equivalents at Beginning of Period	18,032,784	10,169,462

Cash and Cash Equivalents at End of Period	$19,810,011	$18,252,490

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs and site improvements	$6,802,712	$280,289

Stock issuance and offering costs	$54,675	$38,805

Leasing commissions	$69,253	$—

Loan cost amortization capitalized on development properties	$115,748	$6,428

Noncontrolling interest	$192,745	$210,712

Stock distributions declared (at par)	$2,059	$824

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

1.	Business and Organization

Global Growth Trust, Inc., was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, Global Growth Trust, Inc., Global Growth, LP, a Delaware limited partnership (the “Operating Partnership”), Global Growth GP, LLC and other subsidiaries of Global Growth Trust, Inc. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of June 30, 2012, the Company had received aggregate offering proceeds of approximately $56.7 million.

As of June 30, 2012, the Company owned 100% of a multi-tenant, three building office complex that previously was a lender owned (“REO”) property, which it is repositioning in the market, and interests in three multifamily development joint venture projects located in the United States. As of June 30, 2012, the construction was completed on the clubhouse and three buildings relating to one of the Company’s development properties and the project became partially operational.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2012 may not be indicative of the results expected for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

2.	Summary of Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation.

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

The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying condensed consolidated financial statements.

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

Acquisition Fees and Expenses –The Company incurs acquisitions fees and expenses in connections with the selection, acquisition, development and construction of properties, including expenses on properties it determines not to acquire. In connection therewith, the Company incurred approximately $0.06 million and $0.9 million in acquisition fees and expenses during the quarter and six months ended June 30, 2012, respectively, including $0 and $0.9 million, respectively, which have been capitalized as construction in process relating to properties under development.

Capitalized Interest – During the quarter and six months ended June 30, 2012, the Company incurred interest and loan cost amortization of $0.3 million and $0.4 million, respectively, and capitalized all such amounts as construction in process relating to properties under development.

Net Loss per Share – Net loss per share was calculated based upon the weighted average number of shares of common stock outstanding during the periods. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the quarters and six months ended June 30, 2012 and 2011 have been revised to include stock distributions declared through June 30, 2012 as if they were outstanding as of the beginning of each period presented. Included in the weighted average shares outstanding for the quarters and six months ended June 30, 2012 and 2011 are 463,155 shares declared as stock distributions through June 30, 2012.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

2.	Summary of Significant Accounting Policies (continued)

Fair Value Measurements – GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

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

When market data inputs are unobservable, the Company utilizes inputs that it believes reflect the Company’s best estimate of the assumptions market participants would use in pricing the asset or liability. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Reclassifications – Certain prior period amounts in the condensed consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or equity.

Recent Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This topic clarifies the application of existing fair value measurements and disclosure requirements and certain changes to principles and requirements for measuring fair value. This update is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012 and it did not have an effect on its financial position or results of operations.

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

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

3.	Acquisitions (continued)

Property (the “Whitehall Project”) which is scheduled to be completed in the third quarter of 2013. The purchase price of the Whitehall Property was $2.9 million.

Crosstown Property – In March 2012, the Company entered into a joint venture (the “Crosstown Joint Venture”) in which the Company owns a 60% interest, and the joint venture closed on the acquisition of the fee simple interest in a 25 acre parcel of land in Crosstown Center, a master planned community located in the southeast section (Brandon area) of Tampa, Florida (the “Crosstown Property”). The Crosstown Joint Venture intends to develop, construct and operate on the property a Class A garden-style apartment community consisting of 15 three-story buildings totaling 344 apartment homes (the “Crosstown Project”), which is scheduled to be completed in the second quarter of 2013. The purchase price of the Crosstown Property was $4.4 million.

In connection with the development of the Whitehall Property and the Crosstown Property, each respective joint venture entered into a development agreement with an affiliate of the Company’s co-venture partner with a maximum development budget of approximately $29.7 million and $37.1 million, respectively, including the purchase price of the land, financing costs, start-up and initial operating deficits. An affiliate of each co-venture partner serves as developer of the respective development project and coordinates and supervises the management and administration of the development and construction.

Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project and each co-venture partner is providing a one year construction warranty for the applicable projects. Construction of each project commenced in the second quarter of 2012 and is scheduled to be completed in 2013. As of June 30, 2012, approximately $9.1 million and $7.0 million in real estate-related costs had been incurred on the Whitehall Project and the Crosstown Project, respectively.

In accordance with the joint venture agreement for each of the Whitehall Joint Venture and the Crosstown Joint Venture, operating cash flow will generally be distributed to the Company and the co-venture partner on a pro-rata basis. Proceeds from a capital event, such as a sale of the properties, will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, the co-venture partner will receive a disproportionate share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.

4.	Variable Interest Entities

The Company has determined that each of the three multi-family development joint ventures in which it has invested, including the Whitehall Joint Venture and the Crosstown Joint Venture described in Note 3 “Acquisitions,” are VIEs because it believes there is insufficient equity at risk due to the development nature of the ventures. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity. As such, the transactions and accounts of the three joint ventures are included in the accompanying condensed consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

5.	Real Estate Assets

As of June 30, 2012 and December 31, 2011, real estate assets consisted of the following:

	June 30, 2012	December 31, 2011
Land and land improvements	$14,602,285	$6,646,248
Building and improvements	12,859,041	7,930,000
Tenant improvements	402,731	224,521
Furniture, fixtures and equipment	869,654	—
Construction in process	24,693,426	5,326,672
Less: accumulated depreciation and amortization	(227,701)	(48,304)

	$53,199,436	$20,079,137

For the quarter and six months ended June 30, 2012, depreciation expense on the Company’s real estate assets was approximately $0.1 million and $0.2 million, respectively.

6.	Indebtedness

As of June 30, 2012 and December 31, 2011, the Company had the following indebtedness:

	June 30, 2012	December 31, 2011
Mortgage note payable	$7,333,072	$7,011,304
Construction notes payable	13,904,694	167,680

	$21,237,766	$7,178,984

In connection with the closing on the acquisition of the Whitehall Property, the Whitehall Joint Venture obtained a loan in the aggregate principal amount of up to approximately $22.3 million to fund certain development costs and the construction costs of the Whitehall Project. The loan is collateralized by the Whitehall Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization during the first extension term and a 29-year amortization during the second extension term. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of June 30, 2012, no amount had been drawn on the loan.

The loan is recourse to the Whitehall Joint Venture. Certain affiliates of the Company’s co-venture partner have guaranteed the repayment of the loan, subject to their liability being reduced (i) to 50% at the time a certificate of occupancy for the project is issued and (ii) thereafter to 30% upon certain debt covenants of the loan being achieved. The loan documents contain customary affirmative, negative and financial covenants, including an interest coverage ratio. The financial covenants are not subject to testing until 2014.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

6.	Indebtedness (continued)

In connection with the closing on the acquisition of the Crosstown Property, the Crosstown Joint Venture obtained a loan in the aggregate principal amount of up to approximately $26.7 million to fund certain development costs and the construction costs of the Crosstown Project. The loan is collateralized by the Crosstown Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.50% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization period with an annual interest rate equal the greater of (i) the then current 10-year Treasury Rate plus 2.50% per annum or (ii) 7.0% per annum. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of June 30, 2012, no amount had been drawn on the loan.

Certain affiliates of the Company’s co-venture partner has provided the lender with a completion guaranty for the project and a 50% repayment guarantee for the principal amount of the loan. During the term of the loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met. The loan documents contain customary affirmative, negative and financial covenants, including debt service coverage ratio, loan to value ratio and liquidation compliance. The financial covenants are not subject to testing until the certificate of occupancy is issued. As of June 30, 2012, the certificate of occupancy has not been issued.

During the six months ended June 30, 2012, approximately $13.7 million was drawn on the construction loan obtained in connection with the development of the property in Mount Pleasant, South Carolina (the “Long Point Property”), acquired in 2011, relating to development costs for this property.

Maturities of indebtedness for the remainder of 2012 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of June 30, 2012:

2012	$—
2013	—
2014	21,237,766
2015	—
2016	—
Thereafter	—

$21,237,766

The estimated fair market value and carrying value of the Company’s debt were approximately $21.6 million and $21.2 million, respectively, as of June 30, 2012. As of December 31, 2011, the estimated fair market value of the Company’s debt approximated its carrying value of $7.2 million. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of June 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

7.	Related Party Arrangements

For the quarters and six months ended June 30, 2012 and 2011, the Company incurred the following fees due to the managing dealer, an affiliate of its Advisor, in connection with its Offering:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Selling commissions	$566,685	$562,662	$1,125,063	$1,049,803
Marketing support fees	242,865	241,141	482,170	449,916

	809,550	$803,803	$1,607,233	$1,499,719

For the quarters and six months ended June 30, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates or other related parties:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reimbursable expenses:
Offering costs	$415,923	$413,745	$822,101	$766,128
Operating and acquisition expenses	410,578	159,630	732,192	474,504

	826,501	573,375	1,554,293	1,240,632
Investment services fees(1)	—	447,597	833,159	447,597
Asset management fees(1)	98,188	2,916	162,394	2,916
Property management fees	20,126	—	36,129	—

	$944,815	$1,023,888	$2,585,975	$1,691,145

FOOTNOTE:

(1)

For the quarter and six months ended June 30, 2012, the Company incurred investment services fees totaling approximately $0 million and $0.8 million, respectively, and asset management fees totaling $0.06 million and $0.09 million respectively, related to the Company’s development properties; which have been capitalized and are included in land and construction in process.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

7.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	June 30, 2012	December 31, 2011
Due to managing dealer:
Selling commissions	$25,515	$48,314
Marketing support fees	10,935	20,706

	36,450	69,020

Due to Property Manager
Property manager fees	42,881	6,236

Due to the Advisor and its affiliates:
Reimbursable offering costs	18,225	35,343
Reimbursable operating expenses	890,937	706,790

	909,162	742,133

	$988,493	$817,389

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

For the Expense Year ended June 30, 2012, the Company incurred $1.2 million of operating expenses in excess of the Limitation, of which $1.0 million related to prior Expense Years previously reviewed by the Company’s independent directors. The Company’s independent directors determined that the additional $0.2 million in operating expenses incurred for the Expense Year ended June 30, 2012 were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth orientation of the Company, and its complementary stock distribution,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred an additional $6.7 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on costs) as of June 30,

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2012

UNAUDITED

7.	Related Party Arrangements (continued)

2012. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

8.	Stockholders’ Equity

Distributions – During the six months ended June 30, 2012 and 2011, the Company declared a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized rate of 0.08 of a share) resulting in a stock distribution of 205,847 and 82,424 shares of common stock, respectively (including 112,444 and 49,667 shares of common stock for the quarters ended June 30, 2012 and 2011, respectively). Stock distributions declared for the quarters ended June 30, 2012 and 2011, were issued in July 2012 and 2011, respectively. The declared distributions of new common shares to the recipient stockholders are non-taxable distributions.

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

Pursuant to the development agreements for the Company’s three multi-family development properties, the Company has committed to fund approximately $54.3 million in remaining development and other costs as of June 30, 2012. The remaining development costs are expected to be funded primarily by the construction loans on such properties, as described in Note 6. “Indebtedness.” The Company’s co-venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

See Note 7. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with costs of its Offering.

10.	Subsequent Events

During the period July 1, 2012 through August 7, 2012, the Company received additional subscription proceeds of approximately $2.0 million from its Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011, and for the quarters and six months ended June 30, 2012 and 2011. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

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

All statements, other than statements that relate solely to historical facts, including, among others, statements regarding our future financial position, business strategy, projected levels of growth, projected costs and projected financing needs, are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should,” “continues,” “pro forma” or similar expressions. Forward-looking statements are not guarantees of future performance and actual results may differ materially from those contemplated by such forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to, the factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2011, our prospectus dated April 19, 2012, Part II. Item 1A. Risk Factors in this Form 10Q and other documents filed from time to time with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to: the global impact of the current credit crisis in the U.S. and Europe; changes in general economic conditions in the U.S. or globally (including financial market fluctuations); risks associated with our investment strategy; risks associated with the real estate markets in which we invest; risks of doing business internationally and global expansion, including unfamiliarity with new markets and currency risks; risks associated with the use of debt to finance our business activities, including refinancing and interest rate risk and our failure to comply with our debt covenants; our failure to obtain, renew or extend necessary financing or to access the debt or equity markets; competition for properties and/or tenants in the markets in which we engage in business; the impact of current and future environmental, zoning and other governmental regulations affecting our properties; our ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects or acquired property value-add conversions (including construction delays, cost overruns, our inability to obtain necessary permits and/or public opposition to these activities); defaults on or non-renewal of leases by tenants; failure to lease properties at all or on favorable terms; unknown liabilities in connection with acquired properties or liabilities caused by property managers or operators; our failure to successfully manage growth or integrate acquired properties and operations; material adverse actions or omissions by our joint venture partners; increases in operating costs and other expense items and costs, uninsured losses or losses in excess of our insurance coverage; the impact of outstanding or potential litigation; risks associated with our tax structuring; our failure to qualify and maintain our status as a real estate investment trust and our ability to protect our intellectual property and the value of our brand.

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

OVERVIEW

Global Growth Trust, Inc., was organized as a Maryland corporation on December 12, 2008. We currently operate and have elected to be taxed as a REIT for federal income tax purposes.

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Offering”). As of June 30, 2012, we had received total offering proceeds of approximately $56.7 million (5,679,590 shares) in connection with this Offering. During the period July 1, 2012 through August 7, 2012, we received additional subscription proceeds of approximate $2.0 million (197,503 shares) from our Offering.

Our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC and our Property Manager is CNL Global Growth Managers, LLC, each of which is a Delaware limited liability company and wholly owned by affiliates of CNL, our sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. MREAS, MGPA Advisory, along with CNL affiliates, serve as sub-advisors and as sub-property managers. MREAS is a subsidiary of MIRA. MGPA Advisory is a subsidiary of MGPA an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world.

MARKET OUTLOOK

The U.S. real estate markets continue to rebound from the general recession as evidenced by rising rental and sales velocity of commercial real estate inventories across all asset types. This positive trend and the resulting firming of pricing power are a direct result of the current constraints on supply against modest but steady increase in demand.

Steady, if unspectacular, job growth over the past several months has increased demand in other asset types, with the industrial market showing the most robust recovery. While job growth has been modest nationally, job growth has been strong across the Sunbelt states and has led to renewed investor interest in all asset types in the region. With few alternatives for income derived from financial assets, capital flows are increasing in alternative asset classes including hard assets such as real estate. The resulting drive to income-oriented real estate assets has increased investment sales volume and asset pricing for existing Class A multifamily in all markets and for all asset types in major markets.

In particular, the multifamily market has experienced a steady increase in occupancy rates, and a corresponding increase in net rental rates, as a result of increased demand driven by demographics and the decline in home ownership. Unemployment appears to be gradually improving and 70% of the nation’s job growth is impacting the young adult demographic that tends to rent. Among seniors, a large percentage of previous homeowners have shifted perhaps permanently to a renter-mindset either because of difficulties arising from the housing bubble or tightened lending standards, or both. Nationally, apartment vacancies were at 5.4% at the end of 2011, down from 8% in 2009. Rents have increased at a rate of 4% in 2011, outpacing inflation. New apartment development starts are beginning to pick up after falling to a fifty-year low in 2009. The lack of new projects over the past few years suggests that the existing supply of apartment communities is on average older and more dated than supply in prior years. These factors are translating into stabilized cap rates of 6.3% nationally and cap rates below 5% in the Class A multifamily property sector. Financing on new multifamily projects is available, but only to the most seasoned developer-operators. The increase in pricing in stabilized multifamily assets has created an attractive development spread that, in the near-term, we expect to continue to pursue by investing in multifamily development with qualified operating partners.

In addition, as debt markets continue to deleverage, additional opportunities should arise as maturing commercial mortgage backed debt (“CMBS”) is re-capitalized. Over $350 billion of CMBS debt will mature in 2012 with a significant percentage of the collateral assets expected to transfer back to the lenders as REO. As a result, although we expect to focus primarily on multifamily development in the near-term, we will continue to pursue the acquisition of well-located REO assets with significant upside potential as reflected in the acquisition of Gwinnett Center, a three-building office complex in Atlanta, Georgia.

Internationally, we remain focused on the stronger economies in Europe and select markets in Asia. While the European debt crisis continues to evolve, it also creates potential value-add acquisition opportunities in key markets in the more stable countries. Through our sub-advisor, MGPA Advisory, we are targeting Germany, United Kingdom, France and Poland, all regions where MGPA Advisory has local offices. Key markets in Asia have shown extensive growth over the past decade due, in part, to the rise of low cost manufacturing supporting exports and the investment of sovereign capital in infrastructure. We will continue to review Asian investment opportunities in markets in which MGPA Advisory has a presence and in particular co-investment opportunities with MGPA Advisory sponsored fund.

While we have a broad mandate that allows us to invest in a wide variety of asset types around the world, we believe the current domestic opportunities in multifamily development are significant and will likely be an area of focus over the next twelve to eighteen months. This focus is a result of strong economic drivers in this sector. In addition, our domestic focus has been based on the broad presence of affiliates of our Advisor and legacy real estate industry relationships maintained by our Advisor and its officers and employees. We believe the Southeastern and Sunbelt states currently offer the most attractive investment opportunities as U.S job growth has been concentrated across the region. While we continue to pursue opportunities to diversify our investments by extending our domestic investment outside of the Southeast in addition to pursuing opportunities in select European and Asian markets, we anticipate that we will continue to pursue and invest in multifamily development in the near term due to current attractive market conditions. Our investment objectives were adopted with the intention of taking advantage of just such pricing disparities as are seen currently in the multifamily development space.

While our predominant focus currently continues to be multifamily development in the Southeastern U.S., our investment focus will remain flexible in order to move to markets and asset types domestically and internationally as market cycles and opportunity dictates.

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

LIQUIDITY AND CAPITAL RESOURCES

General

Our primary sources of capital have been and are expected to continue to be proceeds we receive from our Offering and any subsequent offerings and borrowings. Our principal demands for funds will be for:

•	development and construction costs relating to our properties under development,

•	the acquisition of additional real estate and real estate-related assets and related fees and expenses,

•	the payment of offering and operating expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	if we elect to pay cash distributions instead of stock distributions, the payment of distributions.

Generally, once we have stabilized assets and are fully invested, we expect to meet cash needs for items other than acquisitions and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions and offering costs from net proceeds from our Offering and financings. However, until such time as we are fully invested and our investments have stabilized, we have and may continue to use proceeds from our Offering to pay a portion of our operating expenses and debt service.

Due to our investment strategy, we expect to have little, if any, cash flow from operations available to pay distributions in cash until we make substantial investments and they stabilize. Our real estate assets typically consist of properties that require development or repositioning and we do not anticipate generating distributable earnings in the near term. In June 2010, our board of directors elected to issue stock distributions and authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of each business day, and continuing thereafter until terminated or amended. Stock distributions allow us to preserve cash as properties achieve stabilization.

During the six months ended June 30, 2012 and 2011, we declared a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized rate of 0.08 of a share) resulting in a stock distribution of 205,847 and 82,424 shares of common stock, respectively (including 112,444 and 49,667 shares of common stock for the quarters ended June 30, 2012 and 2011, respectively). Stock distributions declared for the quarters ended June 30, 2012 and 2011, were issued in July 2012 and 2011, respectively. The declared distributions of new common shares to the recipient stockholders are non-taxable distributions.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

As indicated above, to date, our main source of capital has been proceeds of our Offering. For the six months ended June 30, 2012 and 2011, we received offering proceeds of approximately $16.4 million and $15.2 million, respectively. During the period July 1, 2012 through August 7, 2012, we raised an additional $2.0 million (197,503 shares) from our Offering.

Borrowings

We have borrowed and intend to continue to borrow money to acquire, develop and improve properties and to pay certain related fees. In general, we have pledged our assets in connection with such borrowings.

As of June 30, 2012 and December 31, 2011, we had the following indebtedness:

	June 30, 2012	December 31, 2011
Mortgage note payable (1)	$7,333,072	$7,011,304
Construction notes payable (1)	13,904,694	167,680

	$21,237,766	$7,178,984

FOOTNOTES:

(1)	As of both June 30, 2012 and December 31, 2011, our weighted average interest rate was 3.84%.

In connection with the closing on the acquisition of the Whitehall Property, the Whitehall Joint Venture obtained a loan in the aggregate principal amount of up to approximately $22.3 million to fund certain development costs and the construction costs of the project. The loan is collateralized by the Whitehall Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization during the first extension term and a 29-year amortization during the second extension term. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of June 30, 2012, no amount had been drawn on the loan.

The loan is recourse to the Whitehall Joint Venture. Certain affiliates of the our co-venture partner have guaranteed the repayment of the loan, subject to their liability being reduced (i) to 50% at the time a certificate of occupancy for the project is issued and (ii) thereafter to 30% upon certain debt covenants of the loan being achieved. The loan documents contain customary affirmative, negative and financial covenants, including debt service coverage ratio and interest coverage ratio. The financial covenants are not subject to testing until 2014.

In connection with the closing on the acquisition of the Crosstown Property, the Crosstown Joint Venture obtained a loan in the aggregate principal amount of up to approximately $26.7 million to fund certain development costs and the construction costs of the project. The loan is collateralized by the Crosstown Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.50% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization period with an annual interest rate equal the greater of (i) the then current 10-year Treasury Rate plus 2.50% per annum or (ii) 7.0% per annum. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of June 30, 2012, no amount had been drawn on the loan.

Certain affiliates of our co-venture partner has provided the lender with a completion guaranty for the project and a 50% repayment guarantee for the principal amount of the loan. During the term of the loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met. The loan documents contain customary affirmative, negative and financial covenants, including debt service coverage ratio, loan to value ratio and liquidation compliance. The financial covenants are not subject to testing until the certificate of occupancy is issued. As of June 30, 2012, the certificate of occupancy had not been issued.

We paid loan costs totaling approximately $0.6 million in connection with the construction loans that we entered into in connection with the Whitehall Property and the Crosstown Property.

During the six months ended June 30, 2012, we borrowed approximately $13.7 million in connection with construction draws relating to our Long Point Property and approximately $0.3 million related to our Gwinnett Center mortgage note payable. As of June 30, 2012 and December 31, 2011, we had an aggregate debt leverage ratio of approximately 27.8% and 17.3%, respectively. As of June 30, 2012, we were in compliance with all of our debt covenants.

For the six months ended June 30, 2012, debt service payments were funded using net proceeds from our Offering. To the extent we do not have sufficient cash from operations, we intend to continue using proceeds from our Offering to fund our debt payments.

Capital Contributions from Noncontrolling Interests

During the six months ended June 30, 2012, our co-venture partners in Whitehall Joint Venture and Crosstown Joint Venture made capital contributions aggregating approximately $2.9 million. These amounts were used to fund part of the land acquisition and initial development costs of the development projects.

Uses of Liquidity and Capital Resources

Acquisitions and Development Costs Incurred

In February 2012, we acquired, through a consolidated joint venture, the Whitehall Property which consists of a fee simple interest in a 13 acre parcel of land located in southwest Charlotte, North Carolina, for $2.9 million. We intend to construct and operate a 298 unit Class A garden-style apartment community on the property. In connection with the acquisition, we entered into a development agreement with an affiliate of our co-venture partner for a maximum development budget of $29.7 million, including the purchase price of the land, financing costs and start-up and operating deficits. Construction of the Whitehall Property commenced in the second quarter of 2012 and the project is scheduled to be completed in the third quarter of 2013.

In March 2012, we acquired, through another consolidated joint venture, the Crosstown Property which consists of a fee simple interest in a 25 acre parcel of land in Crosstown Center, a master planned community located in the southeast section (Brandon area) of Tampa, Florida, for $4.4 million. We intend to develop, construct and operate on the property a Class A garden-style apartment community consisting of 15 three-story buildings totaling 344 apartment homes. In connection with the acquisition, we entered into a development agreement with an affiliate of our co-venture partner for a maximum development budget of $37.1 million, including the purchase price of the land, financing costs and start-up and operating deficits. Construction of the Crosstown Property commenced in the second quarter of 2012 and the project is scheduled to be completed in the second quarter of 2013.

During the six months ended June 30, 2012 and 2011, we funded approximately $27.3 million and $4.2 million, respectively, in development costs related to our multi-family development projects including our initial investment in the Whitehall Property and Crosstown Property. Pursuant to the development agreements for our three properties under development, we had commitments to fund approximately $54.3 million in additional development and other costs as of June 30, 2012. We expect to fund the remaining development costs primarily from the construction loans on each property, as described above under “Borrowings.” An affiliate of each of our co-venture partners of the development properties serves as developer of the applicable construction project and coordinates and supervises the management and administration of the development and construction of such property. In addition, each co-venture partner and/or its affiliates are responsible for any cost overruns beyond the approved development budgets, are providing partial or full guarantees of the related construction loans subject to certain conditions and are providing a one-year construction warranty for its respective development property.

Stock Issuance and Offering Costs

Under the terms of the managing dealer agreement for our Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the six months ended June 30, 2012 and 2011, we paid approximately $2.5 million and $2.3 million, respectively, in stock issuance and offering costs. The Advisor had incurred on our behalf approximately $6.7 million of additional costs in connection with our Offering exceeding the 15% limitation on expenses through June 30, 2012. These costs will be recognized by us in future periods as we receive future Offering proceeds to the extent such costs are within the 15% limitation.

Net Cash Used in Operating Activities

During the six months ended June 30, 2012 and 2011, we used approximately $0.8 million and $0.5 million, respectively, of net cash in operating activities. For the six months ended June 30, 2012 and 2011, cash was primarily used to fund general and administrative expenses in excess of our net operating income from our property investments for the period. Due to the fact that we have only recently acquired properties and the majority of our properties are under development, the net operating income from our properties is not yet sufficient to fund all of our expenses. Until such time as we generate sufficient net operating income from our investments, we expect to continue to fund all or a portion of our expenses with Offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of June 30, 2012, we owned four real estate assets, as follows:

•

Long Point Property – a multi-family development project located in Mount Pleasant, South Carolina, to consist of 258 Class A garden-style apartments. During the second quarter of 2012, the clubhouse and three buildings consisting of 50 units became operational, of which approximately 90% had been leased as of June 30, 2012. As of June 30, 2012, the property manager had pre-leased approximately 47% of the remaining units which are scheduled to be completed in phases in the second half of 2012. During July 2012, two additional buildings consisting of 32 units became operational.

•

Gwinnett Center – a 264,000 square foot multi-tenant, three-building office complex in Atlanta, Georgia, that was a lender owned, or “REO,” property which we were able to acquire at a substantial discount to its replacement cost. We are in the process of making certain improvements to the property and repositioning it for the market. It is approximately 43.8% leased to 34 tenants with remaining lease terms expiring at various times during the next six years. Certain tenants have lease renewal options ranging from one to six years following the expiration of the current terms.

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

Comparison of the quarter and six months ended June 30, 2012 to the quarter and six months ended June 30, 2011

Revenues. Rental revenue and tenant reimbursements were approximately $0.5 million and $1.0 million for the quarter and six months ended June 30, 2012, respectively. The Gwinnett Center was acquired on October 17, 2011 and was 43.8% leased as of June 30, 2012; therefore, revenues represent only a portion of what we expect to recognize in future periods as the property is leased and stabilizes. Included in revenues for the quarter and six months ended June 30, 2012 is rental income from our Long Point Property which partially opened during the second quarter 2012. We expect increases in revenue in the future as we purchase additional real estate properties and our properties that are under development become operational.

Property Operating Expenses. Property operating expenses for the quarter and six months ended June 30, 2012 were approximately $0.5 million and $0.9 million, respectively. These expenses include property taxes, utilities and other costs to operate Gwinnett Center, some of which are reimbursable with reimbursed amounts included in revenues. Additionally, included in these expenses are approximately $0.2 million in operating expenses relating to our Long Point Property, which became partially operational during the quarter ended June 30, 2012. These expenses are expected to increase in future periods as we acquire additional properties, as Gwinnett Center becomes fully leased and our development properties become operational. We had no property operating expenses for the quarter and six months ended June 30, 2011, as we did not acquire Gwinnett Center until October 2011.

General and Administrative Expenses. General and administrative expenses for the quarter and six months ended June 30, 2012 were approximately $0.4 million and $0.9 million, respectively, as compared to approximately $0.3 million and $0.6 million for the quarter and six months ended June 30, 2011, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees.

Acquisition Fees and Expenses. We incurred approximately $0.06 million and $0.93 million in acquisition fees and expenses during the quarter and six months ended June 30, 2012, respectively, including $0 million and $0.87 million which have been capitalized as construction in process relating to our properties under development. For the quarter and six months ended June 30, 2011, we incurred approximately $0.4 million in acquisition fees and expenses, all of which have been capitalized as part of construction in process relating to one of our properties under development. We expect to incur additional acquisitions fees and expense in the future as we purchase additional real estate properties.

Asset Management Fees. We incurred approximately $0.1 million and $0.16 million in asset management fees payable to our Advisor during the quarter and six months ended June 30, 2012, respectively, of which approximately $0.06 million and $0.08 million, respectively, were capitalized as part of construction in process relating to our properties under development. We did not incur material asset management fees during the quarter and six months ended June 30, 2011, because we did not acquire Gwinnett Center until October 2011. We expect increases in asset management fees in the future as our multi-family projects become fully developed and we purchase additional real estate properties.

Property Management Fees. We incurred approximately $0.04 million and $0.06 million in property management fees during the quarter and six months ended June 30, 2012, respectively, as a result of management of Gwinnett Center and our Long Point Property which partially opened during the second quarter 2012. We did not incur any property management fees during the quarter and six months ended June 30, 2011, because we did not acquire Gwinnett Center until October 2011. We expect increases in property management fees in the future as Gwinnett Center becomes fully leased, our development properties become operational and we purchase additional real estate properties.

Depreciation and Amortization. Depreciation and amortization for the quarter and six months ended June 30, 2012 was approximately $0.4 million and $0.9 million, respectively, and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to Gwinnett Center and our Long Point Property which partially opened during the second quarter 2012. We did not incur depreciation and amortization expense for the quarter and six months ended June 30, 2011, because we did not acquire Gwinnett Center until October 2011. We expect increases in depreciation and amortization in the future as our development properties become operational and we purchase additional real estate properties.

Interest Expense and Loan Cost Amortization. During the quarter and six months June 30, 2012, we incurred approximately $0.3 million and $0.4 million, respectively, of interest and loan cost amortization relating to debt outstanding on our properties, all of which were capitalized as development costs relating to our properties under development. There was no debt outstanding for the quarter and six months ended June 30, 2011.

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

For the Expense Year ended June 30, 2012, we incurred $1.2 million of operating expenses in excess of the Limitation, of which $1.0 million related to prior Expense Years previously reviewed by our independent directors. Our independent directors determined that the additional $0.2 million in operating expenses incurred for the Expense Year ended June 30, 2012 were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about our growth-orientation, and our complementary stock distribution.

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of our initial investments.

•	The operating expenses necessary as a public company.

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

The following table presents a reconciliation of net loss to FFO for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(1,038,792)	$(309,574)	$(1,869,763)	$(588,167)
Adjustments:
Depreciation and amortization (including amortization of in place lease intangible assets), net of noncontrolling interest (1)	408,723	—	834,068	—

FFO	$(630,069)	$(309,574)	$(1,035,695)	$(588,167)

Weighted average number of shares of common stock outstanding (basic and diluted)	5,762,458	2,892,164	5,330,701	2,494,962

Net loss per share (basic and diluted)	$(0.18)	$(0.11)	$(0.35)	$(0.24)

FFO per share (basic and diluted)	$(0.11)	$(0.11)	$(0.19)	$(0.24)

FOOTNOTE:

(1)	The depreciation and amortization amount includes consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests.

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

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

AS OF JUNE 30, 2012, WE WERE SUBJECT TO CONTRACTUAL PAYMENT OBLIGATIONS AS DESCRIBED IN THE TABLE BELOW.

	For the Period Ended December 31,
	2012	2013-2014	2015-2016	Thereafter	Total
Development contracts on development properties (1)	$32,500,000	$24,400,000	$3,900,000	$—	$60,800,000
Mortgage note payable (principal and interest)	219,790	7,976,366	—	—	8,196,156
Construction loan (principal and interest)	228,661	14,576,271	—	—	14,804,932

	$32,948,451	$46,952,637	$3,900,000	$—	$83,801,088

FOOTNOTE:

(1)

The amounts presented above represent accrued development costs as of June 30, 2012 and development costs not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

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

The following is a schedule of our variable rate debt maturities as of June 30, 2012, for the remainder of 2012 and each of the next four years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2012	2013	2014	2015	2016	Thereafter	Total	Approximate Fair Value
Variable rate debt	$—	$—	$21,237,766	$—	$—	$—	$21,237,766	$21,600,000

Average interest rate(1)	—	—	3.84%	—	—	—	3.84%

FOOTNOTE:

(1)	As of June 30, 2012, we were paying the interest rate floor on our variable rate debt.

Management estimates that a hypothetical one-percentage point increase in LIBOR for the remainder of 2012 compared to the LIBOR rate as of June 30, 2012, would not significantly increase interest expense on our variable rate debt for the remainder of the year ended December 31, 2012. This is due to the fact that we are currently paying the interest rate floors on the variable rate debt noted above and a one-percentage point increase would only slightly change the interest rates we were paying in June 2012. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings — None

Item 1A.	Risk Factors

Except for revisions to the risk factors below, there have been no additional changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Since 2010, capitalization rates in the multifamily sectors have declined. Should capitalization rates increase, the value of our existing multi-family portfolio could decline, or if costs of developing a multifamily asset increase, then our net operating income on future development opportunities would be negatively impacted.

In connection with the current credit market disruptions and economic slowdown, there is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate assets) in major U.S. markets for multifamily communities rose in 2008 and through most of 2009. However, as the economy began to stabilize and the multifamily real estate fundamentals improved, the multifamily sector experienced a decline in capitalization rates for most of 2010. In some domestic markets, there is a spread between capitalization rates on stabilized multifamily assets and the return on cost at which new multifamily asset can be developed. The opportunity to develop at higher returns on cost enables the Company to potentially produce higher levels of net operating income than had the Company bought a stabilized multifamily property at a lower anticipated return. However, if capitalization rates stabilize or decrease further, we would expect the value of our current investments to hold steady or increase. However, in such an environment it may be more difficult for us to find attractive income-producing investment opportunities.

Economic, inflation or budget deficit issues could increase capital costs or prolong the U.S. economic slowdown which could lead to increases in capitalization rates and a potential decline in the value of our investments.

Although such capitalization rates appeared to have stabilized towards the end of 2010, there could be economic and real estate factors which could lead to an increase in capitalization rates. If capitalization rates increase, we would expect declines in the pricing of those assets upon sale. If we were required to sell investments into such market, we could experience a decrease in the value of our investments.

Increase in unemployment caused by a recessionary economy could adversely affect multifamily property occupancy and rental rates.

Increased unemployment in markets in which we have acquired or intend on acquiring multifamily properties could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	A decline in household formation;

•	Rental of fewer units as a result of renters’ decisions to share rental units;

•	A reduced demand for higher-rent units, such as those of high quality multifamily communities;

•	The inability or unwillingness of residents to pay rent increases; and

•	Increased rent collection losses.

These factors have contributed to lower rental rates. If employment levels remain flat or do not continue to improve, our results of operations and financial condition may be adversely affected.

As a result of limited geographic diversification of our properties, our operating results will be affected by economic changes that have an adverse impact on the real estate market in those areas.

Most of our properties purchased to date are located in the southeastern United States and we foresee additional opportunities in the southeast and sunbelt regions. As a result of this limited geographic diversification, our operating results and capacity to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio.

Concentration of our portfolio in the multifamily sector may leave our profitability vulnerable to a downturn or slowdown in such sector.

At this time, a significant percentage of our portfolio is likely to be in the multifamily sector. As a result, we will be subject to risks inherent in investments in a single real estate sector. If our investments continue to be substantially in multifamily, then the potential effects on our revenues resulting from a downturn or slowdown in the multifamily sector could be more significant than if we had a more diversified portfolio.

Increased development of similar multifamily properties that compete with our properties in any particular location could adversely affect the operating results of our properties and amounts available for distribution to our stockholders.

We may acquire properties in locations that experience demographic or other shifts that cause increases in the development of multifamily properties that compete with our properties. This increased competition and construction could:

•	Make it more difficult to find tenants to lease units in our apartment communities; and

•	Drive lower rental prices in order to lease units in our apartment communities.

FINRA Rule Proposals Related to Valuation.

Pursuant to Financial Industry Regulatory Authority (“FINRA”) Rule 2310, no later than 18 months after the last sale in our Offering of common stock (including any follow-on offering), we are required to disclose an estimated per share value that is not based solely on the offering price of securities in the offering. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our Offering. In addition, in March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the National Association of Securities Dealers (“NASD”) Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our Offering are subject to FINRA rules and regulations, any significant changes to Rule 2340 could have a material impact on when the Company initially publishes its per share value. In the event we are required to publish such estimated value prior to completion of our Offering, including any follow-on offering, if any, such action could impact the price at which our shares are offered and our ability to raise capital through any offerings.

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

We intend to use the net proceeds of our Offering to invest in a diverse global portfolio of growth-oriented commercial real estate and real estate-related assets. The use of proceeds from our Offering and borrowings were as follows as of June 30, 2012:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	5,679,590

Aggregate offering price of amount sold	$56,663,396
Offering expenses(3)	(8,332,204)	$(5,510,631)	$(2,821,573)

Net offering proceeds to the issuer after deducting Offering expenses	48,331,192
Proceeds from borrowings, net of loan costs	20,321,084

Total net offering proceeds and borrowings	68,652,276
Purchases of and additions to real estate assets	(44,263,228)		(44,263,228)
Payment of investment services fees and acquisition expenses	(2,013,910)	(1,402,456)	(611,454)
Payment of lease costs	(113,131)		(113,131)
Payment of operating expenses (4)	(2,451,996)	(738,290)	(1,713,706)

Unused proceeds from the Offering and borrowings	$19,810,011

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
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

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Mine Safety Disclosures — Not applicable

Item 5.	Other Information — None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 2012.

GLOBAL GROWTH TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Growth Trust, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.