Form 10-Q
period 2012-09-30
Global Growth Trust, Inc.
filed 2012-11-13
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock of the registrant outstanding as of November 5, 2012 was 6,951,655.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS

Real estate assets:
Operating real estate assets, net (including VIEs $25,452,128 and $0, respectively)	$36,936,716	$11,126,217
Construction in process, including land (including VIEs $27,349,579 and $8,380,589, respectively)	29,243,952	8,952,920

Total real estate, net	66,180,668	20,079,137

Cash and cash equivalents (including VIEs $322,414 and $49,270, respectively)	21,267,949	18,032,784
Lease intangibles, net	1,804,775	2,731,323
Loan costs, net (including VIEs $550,758 and $146,698, respectively)	676,304	315,930
Other assets (including VIEs $80,436 and $102,101, respectively)	542,698	227,410

Total Assets	$90,472,394	$41,386,584

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $23,543,025 and $167,680, respectively)	$31,113,909	$7,178,984
Accrued development costs (including VIEs $6,412,689 and $1,364,406, respectively)	6,412,689	1,364,406
Due to related parties	1,039,835	817,389
Accounts payable and other accrued expenses (including VIEs $314,336 and $0, respectively)	821,507	333,812
Other liabilities (including VIEs $20,415 and $0, respectively)	269,462	246,132

Total Liabilities	39,657,402	9,940,723

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 6,775,909 and 4,314,917 shares issued and 6,764,612 and 4,314,917 outstanding, respectively (including 128,554 and 76,606 shares declared as stock distributions and distributed October 12, 2012 and January 13, 2012, respectively)	67,646	43,149
Capital in excess of par value	52,404,671	34,457,642
Accumulated deficit	(6,063,357)	(3,412,230)

Total Stockholders’ Equity	46,408,960	31,088,561
Noncontrolling interests	4,406,032	357,300

Total Equity	50,814,992	31,445,861

Total Liabilities and Equity	$90,472,394	$41,386,584

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income from operating leases	$950,870	$—	$1,902,972	$—
Tenant reimbursements	1,854	—	5,651	—

Total revenues	952,724	—	1,908,623	—

Expenses:
Property operating expenses	622,858	—	1,539,816	—
General and administrative	406,202	360,118	1,280,242	936,580
Asset management fees	71,026	—	147,438	—
Acquisition fees and expenses	41,388	81,979	100,315	93,684
Property management fees	50,534	—	108,663	—
Depreciation and amortization	548,534	—	1,403,093	—

Total expenses	1,740,542	442,097	4,579,567	1,030,264

Operating loss	(787,818)	(442,097)	(2,670,944)	(1,030,264)

Other income:
Interest and other income	318	—	952	—

Total other income	318	—	952	—

Net loss	(787,500)	(442,097)	(2,669,992)	(1,030,264)
Net loss attributable to noncontrolling interests	6,136	—	18,865	—

Net loss attributable to common stockholders	$(781,364)	$(442,097)	$(2,651,127)	$(1,030,264)

Net loss per share of common stock (basic and diluted)	$(0.12)	$(0.12)	$(0.46)	$(0.34)

Weighted average number of shares of common stock outstanding (basic and diluted)	6,518,489	3,702,318	5,813,632	2,987,068

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(UNAUDITED)

	Common Stock		Capital in		Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	1,320,612	$13,206	$10,941,768	$(1,402,979)	$9,551,995	$—	$9,551,995
Subscriptions received for common stock through public offering	2,770,413	27,704	27,634,767	—	27,662,471	—	27,662,471
Stock issuance and offering costs	—	—	(4,116,654)	—	(4,116,654)	—	(4,116,654)
Stock distributions	223,892	2,239	(2,239)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	357,300	357,300
Net loss	—	—	—	(2,009,251)	(2,009,251)	—	(2,009,251)

Balance at December 31, 2011	4,314,917	43,149	34,457,642	(3,412,230)	31,088,561	357,300	31,445,861
Subscriptions received for common stock through public offering	2,126,591	21,266	21,204,921	—	21,226,187	—	21,226,187
Redemption of common stock	(11,297)	(113)	(104,383)		(104,496)		(104,496)
Stock issuance and offering costs	—	—	(3,150,165)	—	(3,150,165)	—	(3,150,165)
Stock distributions	334,401	3,344	(3,344)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	4,067,597	4,067,597
Net loss	—	—	—	(2,651,127)	(2,651,127)	(18,865)	(2,669,992)

Balance at September 30, 2012	6,764,612	$67,646	$52,404,671	$(6,063,357)	$46,408,960	$4,406,032	$50,814,992

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net loss including noncontrolling interest	$(2,669,992)	$(1,030,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,403,093	—
Amortization of above- and below-market leases	114,335	—
Amortization of lease costs	6,287	—
Straight line rent adjustments	(142,168)	—
Changes in operating assets and liabilities:
Other assets	(274,735)	(56,330)
Due to related parties	268,558	229,493
Accounts payable and other accrued expenses	487,695	187,231
Other liabilities	37,953	—

Net cash used in operating activities	(768,974)	(669,870)

Investing Activities:
Development property costs	(40,406,205)	(4,682,467)
Additions to real estate assets	(590,493)	—
Deposits on real estate	—	(150,000)
Leasing commissions	(182,047)	—

Net cash used in investing activities	(41,178,745)	(4,832,467)

Financing Activities:
Subscriptions received for common stock through public offering	21,226,187	20,696,589
Stock issuance and offering costs	(3,193,114)	(3,095,688)
Proceeds from mortgage and construction notes payable	23,934,925	—
Contributions from noncontrolling interests	3,874,852	19,406
Redemptions of common stock	(104,496)	—
Payment of loan costs	(555,470)	(201,831)

Net cash provided by financing activities	45,182,884	17,418,476

Net Increase in Cash and Cash Equivalents	3,235,165	11,916,139
Cash and Cash Equivalents at Beginning of Period	18,032,784	10,169,462

Cash and Cash Equivalents at End of Period	$21,267,949	$22,085,601

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs and site improvements	$6,412,689	$510,619

Loan costs	$—	$37,234

Stock issuance and offering costs	$61,414	$37,557

Loan cost amortization capitalized on development properties	$191,933	$22,128

Noncontrolling interest	$192,745	$210,712

Stock distributions declared (at par)	$3,344	$1,473

See accompanying notes to condensed consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

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

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC (“CNL”), the Company’s sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. Macquarie Real Estate Advisory Services LLC (“MREAS”), MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”), along with CNL affiliates, serve as sub-advisors and as sub-property managers. MREAS is a subsidiary of Macquarie Infrastructure and Real Estate Assets Inc. (or “MIRA”). MGPA Advisory is a subsidiary of MGPA Limited (“MGPA”), an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia. In addition, certain unrelated sub-property managers have been engaged by the Company to provide certain property management services.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of September 30, 2012, the Company had received aggregate offering proceeds of approximately $61.5 million.

As of September 30, 2012, the Company owned 100% of a multi-tenant, three building office complex and interests in three multifamily development joint venture projects located in the United States. As of September 30, 2012, the construction was completed on the clubhouse and nine buildings relating to one of the Company’s development properties, which opened in phases in the second and third quarter of 2012.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2012 may not be indicative of the results expected for the year ending December 31, 2012. Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2011, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

2.	Summary of Significant Accounting Policies (continued)

The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation.

In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

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

Acquisition Fees and Expenses –The Company incurs acquisition fees and expenses in connection with the selection, acquisition, development and construction of properties, including expenses on properties it determines not to acquire. In connection therewith, the Company incurred approximately $0.04 million and $1.0 million in acquisition fees and expenses during the quarter and nine months ended September 30, 2012, respectively, including $0.9 million for the nine months ended September 30, 2012, which have been capitalized as construction in process relating to properties under development. During the quarter and nine months ended September 30, 2011, the Company capitalized, as construction in process, approximately $0.5 million in acquisition fees and expenses.

Capitalized Interest –During the quarter and nine months ended September 30, 2012, the Company incurred interest and loan cost amortization of $0.3 million and $0.7 million, respectively, and capitalized all such amounts as construction in process relating to properties under development.

Net Loss per Share – Net loss per share was calculated based upon the weighted average number of shares of common stock outstanding during the periods. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the quarters and nine months ended September 30, 2012 and 2011 have been revised to include stock distributions declared through September 30, 2012 as if they were outstanding as of the beginning of each period presented. Included in the weighted average shares outstanding for the quarters and nine months ended September 30, 2012 and 2011 are 591,709 shares declared as stock distributions through September 30, 2012.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Whitehall Property – In February 2012, a joint venture in which the Company owns a 95% interest (the “Whitehall Joint Venture”) closed on the acquisition of the fee simple interest in a 13 acre parcel of land located in southwest Charlotte, North Carolina (the “Whitehall Property”). The Whitehall Joint Venture is constructing a 298 unit Class A garden-style apartment community on the Whitehall Property (the “Whitehall Project”) which is scheduled to be completed in the first quarter of 2013. The purchase price of the land related to the Whitehall Property was $2.9 million.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

3.	Acquisitions (continued)

Crosstown Property – In March 2012, the Company entered into a joint venture (the “Crosstown Joint Venture”) in which the Company owns a 60% interest, and the joint venture closed on the acquisition of the fee simple interest in a 25 acre parcel of land in Crosstown Center, a master planned community located in the southeast section (Brandon area) of Tampa, Florida (the “Crosstown Property”). The Crosstown Joint Venture is constructing a Class A garden-style apartment community consisting of 14 three-story buildings totaling 344 apartment homes (the “Crosstown Project”), which is scheduled to be completed in the second quarter of 2013. The purchase price of the land related to the Crosstown Property was $4.4 million.

In connection with the development of the Whitehall Property and the Crosstown Property, each respective joint venture entered into a development agreement with an affiliate of the Company’s co-venture partner with a maximum development budget, including start-up costs, of approximately $29.7 million and $37.1 million, respectively, including the purchase price of the land, financing costs, start-up and initial operating deficits. An affiliate of each co-venture partner serves as developer of the respective development project and coordinates and supervises the management and administration of the development and construction.

Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project and each co-venture partner is providing a one year construction warranty for the applicable projects. Construction of the Whitehall Project and the Crosstown Project commenced in the second quarter of 2012 and are scheduled to be completed in the first and second quarters of 2013, respectively. As of September 30, 2012, approximately $14.8 million and $10.4 million in real estate-related costs had been incurred on the Whitehall Project and the Crosstown Project, respectively, excluding amounts incurred by the Company outside the respective venture.

In accordance with the joint venture agreement for each of the Whitehall Joint Venture and the Crosstown Joint Venture, operating cash flow will generally be distributed to the Company and the co-venture partner on a pro rata basis. Proceeds from a capital event, such as a sale of the properties, will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, the co-venture partner will receive a disproportionate higher share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.

4.	Variable Interest Entities

The Company has determined that each of the three multifamily development joint ventures in which it has invested, including the Whitehall Joint Venture and the Crosstown Joint Venture described in Note 3 “Acquisitions,” is a VIE because it believes there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity. As such, the transactions and accounts of the three joint ventures are included in the accompanying condensed consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

5.	Real Estate Assets

As of September 30, 2012 and December 31, 2011, real estate assets consisted of the following:

	September 30, 2012	December 31, 2011
Operating real estate assets:
Land and land improvements	$8,880,613	$3,020,000
Building and improvements	26,061,369	7,930,000
Tenant improvements	463,227	224,521
Furniture, fixtures and equipment	2,009,554	—
Less: accumulated depreciation and amortization	(478,047)	(48,304)

Operating real estate assets, net	36,936,716	11,126,217
Construction in process, including land	29,243,952	8,952,920

Total real estate, net	$66,180,668	$20,079,137

For the quarter and nine months ended September 30, 2012, depreciation expense on the Company’s real estate assets was approximately $0.3 million and $0.4 million, respectively.

6.	Indebtedness

As of September 30, 2012 and December 31, 2011, the Company had the following indebtedness:

	September 30, 2012	December 31, 2011
Mortgage note payable	$7,570,884	$7,011,304
Construction notes payable	23,543,025	167,680

	$31,113,909	$7,178,984

In connection with the closing on the acquisition of the Whitehall Property, the Whitehall Joint Venture obtained a loan in the aggregate principal amount of up to approximately $22.3 million to fund certain development costs and the construction costs of the Whitehall Project. The loan is collateralized by the Whitehall Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization during the first extension term and a 29-year amortization during the second extension term. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of September 30, 2012, $5.3 million had been drawn on the loan.

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

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

6.	Indebtedness (continued)

In connection with the closing on the acquisition of the Crosstown Property, the Crosstown Joint Venture obtained a loan in the aggregate principal amount of up to approximately $26.7 million to fund certain development costs and the construction costs of the Crosstown Project. The loan is collateralized by the Crosstown Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.50% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization period with an annual interest rate equal to the greater of (i) the then current 10-year Treasury Rate plus 2.50% per annum or (ii) 7.0% per annum. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of September 30, 2012, no amounts had been drawn on the loan.

Certain affiliates of the Company’s co-venture partner have provided the lender with a completion guaranty for the Crosstown Project and a 50% repayment guarantee for the principal amount of the loan. During the term of the loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met. The loan documents contain customary affirmative, negative and financial covenants, including loan to value ratio and liquidation compliance. As of September 30, 2012, the Company was in compliance with these covenants.

During the nine months ended September 30, 2012, approximately $18.1 million was drawn on the construction loan obtained in connection with the development of the property in Mount Pleasant, South Carolina (the “Long Point Property”), acquired in 2011.

Maturities of indebtedness for the remainder of 2012 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of September 30, 2012:

2012	$—
2013	—
2014	25,833,161
2015	5,280,748
2016	—
Thereafter	—

$31,113,909

The estimated fair market value and carrying value of the Company’s debt were approximately $31.4 million and $31.1 million, respectively, as of September 30, 2012. As of December 31, 2011, the estimated fair market value of the Company’s debt approximated its carrying value of $7.2 million. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of September 30, 2012 and December 31, 2011 because of the relatively short maturities of the obligations.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

7.	Related Party Arrangements

For the quarters and nine months ended September 30, 2012 and 2011, the Company incurred the following fees due to the managing dealer, an affiliate of its Advisor, in connection with its Offering:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Selling commissions	$335,745	$380,524	$1,460,808	$1,430,327
Marketing support fees	143,891	163,082	626,061	612,998

	$479,636	$543,606	$2,086,869	$2,043,325

For the quarters and nine months ended September 30, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reimbursable expenses:
Offering costs	$241,194	$272,858	$1,063,296	$1,038,986
Operating and acquisition expenses	251,431	147,714	983,623	622,218

	492,625	420,572	2,046,919	1,661,204
Investment services fees(1)	—	—	833,159	447,597
Asset management fees(1)	126,284	9,870	288,678	12,786
Property management fees	16,179	—	52,308	—

	$635,088	$430,442	$3,221,064	$2,121,587

FOOTNOTE:

(1)

For the quarter and nine months ended September 30, 2012, all of the investment services fees and approximately $0.06 million and $0.1 million respectively, of asset management fees incurred by the Company above were capitalized and included in construction in process, including land.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

7.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of:

	September 30, 2012	December 31, 2011
Due to managing dealer:
Selling commissions	$28,660	$48,314
Marketing support fees	12,283	20,706

	40,943	69,020

Due to Property Manager:
Property management fees	48,147	6,236

Due to the Advisor and its affiliates:
Reimbursable offering costs	20,471	35,343
Reimbursable operating expenses	930,274	706,790

	950,745	742,133

	$1,039,835	$817,389

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

For the Expense Year ended September 30, 2012, the Company incurred $1.0 million of operating expenses in excess of the Limitation, of which $0.9 million related to prior periods previously reviewed by the Company’s independent directors. The Company’s independent directors determined that the additional $0.1 million in operating expenses incurred for the Expense Year ended September 30, 2012 were justified based on a number of factors including:

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

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

7.	Related Party Arrangements (continued)

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Offering. The Advisor has incurred an additional $7.0 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on costs) as of September 30, 2012. These costs will be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

8.	Stockholders’ Equity

Distributions - During the nine months ended September 30, 2012 and 2011, the Company declared a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share) resulting in stock distributions of 334,401 and 147,286 shares of common stock, respectively (including 128,554 and 64,870 shares of common stock for the quarters ended September 30, 2012 and 2011, respectively). Stock distributions declared for the quarters ended September 30, 2012 and 2011, were issued in October 2012 and 2011, respectively. The declared distributions of new common shares to the recipient stockholders are non-taxable distributions.

Effective October 1, 2012, the Company’s board of directors authorized a monthly stock distribution declaration equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing for each calendar quarter until terminated or amended by the Company’s board. Effective October 2012, the shares will be issued on or before the last business day of the applicable calendar quarter.

Redemptions - During the nine months ended September 30, 2012, the Company redeemed 11,297 shares of common stock for approximately $0.1 million.

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

Pursuant to the development agreements for the Company’s three multifamily development properties, the Company has committed to fund approximately $41.7 million in remaining development and other costs as of September 30, 2012. The remaining development costs are expected to be funded primarily by the construction loans on such properties, as described in Note 6. “Indebtedness.” The Company’s co-venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

See Note 7. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with costs of its Offering.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2012

UNAUDITED

10.	Subsequent Events

On October 5, 2012, the Company filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock, including approximately $5 million in shares to be issued pursuant to its distribution reinvestment plan (the “Follow-On Offering”). In conjunction with filing the Follow-On Offering, the Company extended its current Offering to the earlier of the date the Follow-On Offering is declared effective or April 7, 2013. As of the date of this Form 10-Q, the registration statement for the Follow-On Offering has not been declared effective by the SEC.

The Follow-On Offering will not commence until the current Offering is terminated and is expected to close on September 30, 2013, unless the Company’s board of directors elects to extend the Follow-On Offering to December 31, 2013. However, the Follow-On Offering is subject to change prior to effectiveness by the Company’s board of directors in its discretion and there is no assurance the Company will commence such offering.

During the period October 1, 2012 through November 5, 2012, the Company received additional subscription proceeds of approximately $1.9 million from its Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011, and for the quarters and nine months ended September 30, 2012 and 2011 of Global Growth Trust Inc. and its subsidiaries (hereinafter referred to as “the Company,” “we,” “us” or “our”). Amounts as of December 31, 2011 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters.

The Company’s forward-looking statements are not guarantees of future performance, and stockholders are cautioned not to place undue reliance on any forward-looking statements. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but not limited to, the factors listed and described under “Risk Factors” in this Quarterly Report on Form 10-Q, and in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 14, 2012, and other documents filed by the Company from time to time with the U.S. Securities and Exchange Commission. Such factors include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of our net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made; the Company undertakes no obligation to, and expressly disclaims any obligation to, update or revise its forward-looking statements to reflect new information, changed assumptions, the occurrence of subsequent events, or changes to future operating results over time unless otherwise required by law.

INDUSTRY AND MARKET DATA

This Quarterly Report on Form 10-Q includes information with respect to market share and industry conditions obtained from third-party sources or based upon our own internal estimates using such sources when available. While we believe that such information and estimates are reasonable, we have not independently verified any of the data from third-party sources. Similarly, our internal research is based upon our understanding of industry conditions, and such information has not been independently verified.

OVERVIEW

Global Growth Trust, Inc., was organized as a Maryland corporation on December 12, 2008. We currently operate and have elected to be taxed as a REIT for federal income tax purposes.

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Offering”). As of September 30, 2012, we had received total offering proceeds of approximately $61.5 million (6.2 million shares) in connection with this Offering. During the period October 1, 2012 through November 5, 2012, we received additional subscriptions proceeds of approximately $1.9 million (0.2 million shares) from our Offering.

On October 5, 2012, we filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock, including approximately $5 million in shares to be issued pursuant to our distribution reinvestment plan (the “Follow-On Offering”). In conjunction with filing the Follow-On Offering, we extended our current Offering to the earlier of the date the Follow-On Offering is declared effective or April 7, 2013. As of the date of this Form 10-Q, the registration statement for the Follow-On Offering had not been declared effective by the SEC.

The Follow-On Offering will not commence until the current Offering is terminated and is expected to close on or before September 30, 2013, unless our board of directors elects to extend the Follow-On Offering to December 31, 2013. Although the terms of the Follow-On Offering are expected to be substantially the same as our current Offering, our board may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, or determine not to commence the offering.

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

Overview of Current Asset Allocation

Although we have a broad investment strategy, in implementing our strategy, we will focus on locations and sectors that we believe currently offer attractive investment opportunities. Based on current domestic and international market conditions and investment opportunities, we have focused and expect in the near term to continue to focus primarily on multifamily development properties located in the United States, although we may also acquire properties in the other real estate sectors, as well as other classifications of commercial real estate property. In addition, depending on future investment opportunities that arise, we may determine to invest up to 30% of our assets in properties located outside the United States. To date, all of our property acquisitions and other properties identified as potential investment opportunities are located in the United States.

Our Real Estate Portfolio

Our existing real estate portfolio consisted of the following acquired properties as of September 30, 2012:

Property Name and Location	Type	Date Acquired	Operator/ Developer	Ownership Interest	Square Footage or Number of Units Upon Completion	Development Budget (in millions) (1)	Equity Commitment by Company (in millions)	Mortgage/ Construction Loan (in millions) (4)
Acquired Properties:

Long Point Development Mount Pleasant (Charleston), SC	Class A Multi- family	05/20/11	Woodfield (2)	95%	258 units	$28.6	$6.8	$21.4

Gwinnett Center Duluth, GA	Office	10/17/11	N/A	100%	263,742 square feet	$18.3	$7.1	$11.2

Whitehall Development Charlotte, NC	Class A Multi- family	02/24/12	Woodfield (2)	95%	298 units	$29.7	$7.1	$22.3

Crosstown Development Tampa, FL	Class A Multi- family	03/27/12	Crescent (3)	60%	344 units	$37.1	$6.2	$26.7

(1)	For the multifamily development properties, the total development budget includes the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property. For Gwinnett Center, the total development budget includes the purchase price for the property, as well as budgeted capital improvements and future leasing commissions and tenant improvements. The amounts presented do not include investment services fees payable to our Advisor in connection with the acquisition of the property.
(2)	These properties are owned through joint ventures in which Woodfield Investments, LLC or one of its affiliates (i) is our joint venture partner, (ii) serves as developer of the project and (iii) provides any lender required guarantees on the loan.
(3)	This property is owned through a joint venture in which Crescent Resources, LLC or one of its affiliates (i) is our joint venture partner, (ii) serves as developer of the project and (iii) provides any lender required guarantees on the loan.
(4)	Amounts presented for the Mortgage/Construction Loan represents the maximum amount available under the respective loans.

Potential Investment Opportunities

In addition to our real estate portfolio described above, as of September 30, 2012, our Advisor and its sub-advisors have identified a pipeline of potential multifamily development opportunities with an aggregate development budget in excess of $400 million. We currently are pursuing the following properties in that pipeline and we believe that such opportunities are representative of the types of properties we may acquire in the future.

Property Location	Type	Number of Units Upon Completion	Expected Development Budget (in millions) (1)	Expected Equity Investment by Company (in millions)	Expected Mortgage Financing on Project (in millions) (2)
Other Potential Investment Opportunities:

Development Property Charlotte, NC (3)	Class A Multifamily	320 units	$33.4	$5.0	$25.0

Development Property Katy, TX (3)	Class A Multifamily	291 units	$31.8	$8.6	$22.3

Development Property Lewisville, TX (3)	Class A Multifamily	316 units	$34.7	$6.3	$24.3

Development Property Orlando, FL (3)	Class A Multifamily	276 units	$30.6	$5.5	$21.4

Development Property Chapel Hill, NC (3)	Class A Multifamily	154 units	$20.9	$3.8	$15.1

(1)	For the development properties, the estimated total development budget includes the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property. The amounts presented do not include investment services fees that would be payable to our Advisor in connection with the acquisition of the property.
(2)	Approximately 70% of the expected development budget is expected to be financed with mortgage construction financing at market rates and terms. As of September 30, 2012, we had not obtained a commitment from a lender for such financing. There is no guarantee financing will be obtained or, if obtained, on what terms.
(3)	These properties are expected to be owned through a joint venture in which we own an interest in excess of 50% with terms similar to the terms our current joint venture arrangements.

As of November 12, 2012, three of the properties identified as potential investment opportunities above have been approved by our investment committee or our board of directors. We had not yet entered into a binding contract to acquire the properties identified as potential investment opportunities above. For the remaining properties, our Advisor was in the process of performing its evaluation and had not completed its due diligence review of the property, the acquisitions had not been approved by our investment committee or our board of directors and a financing commitment had not been obtained from a lender. The acquisition of such properties is further contingent upon the receipt of adequate proceeds from our Offering, and on obtaining third party financing, which may not be available on reasonable terms or at all. Therefore, there is no guarantee that we will continue to pursue these potential investment opportunities or that, if pursued, the transactions will ultimately be completed or, if completed, on the terms described herein.

Investment Focus on Multifamily Development

Since inception, our Advisor and global sub-advisors have targeted assets believed to have significant potential for capital growth. As of September 30, 2012, we have made investments in three multifamily development projects in the southeast U.S., in addition to a three-building office complex outside Atlanta, Georgia. Our first multifamily development project, the Long Point Property in Mount Pleasant, South Carolina, was developed on budget, accepted its first residents ahead of schedule, with strong demand pushing up our rental rates to 23% above our initial projections. We now have a second multifamily project with our Long Point Property partner, and have entered into, and expect to continue to enter into, similar arrangements with other partners to develop additional multifamily projects.

We believe there are numerous opportunities that fit within our investment mandate. We believe that multifamily development in the United States represents a unique near-term opportunity. There remains significant consumer demand for newly-constructed multifamily units. In addition, investor demand for stabilized multifamily operations has driven down return expectations particularly in major markets. A compelling arbitrage opportunity exists for those with capital, relationships, and expertise to develop and operate new units. We intend to build on the success of our initial multifamily projects by continuing to capitalize on this supply/demand imbalance while monitoring for any shift in fundamental return metrics.

Factors Influencing the U.S. Multifamily Market

As a whole, the U.S. real estate market continues to rebound from the housing market bubble and ensuing near collapse of the related financial markets. While up against economic headwinds, such as a sluggish domestic economy, the European debt crisis, election year fiscal politics and weakening economic indicators, the domestic real estate market is improving in most regions and is showing strength in some areas.

Job growth is also contributing to these positive trends. Over the past several months, steady job growth has increased demand for space in most asset types, with the industrial market showing the most robust recovery. While job growth has been modest nationally, the Sunbelt states generally outperform the national averages, which has led to renewed investor interest in assets across the region.

Trends outside of real estate are also fueling its recovery within certain sectors. With few other alternatives to generate meaningful income, investors are turning to real estate for its reputation of providing income, creating a potential hedge against inflation, and protecting principal. Beginning in 2011, a good portion of this capital has focused on the perceived safety of central business district (CBD) office properties in cities such as New York and San Francisco, and notably, multifamily housing. The continued influx of capital into these sectors has driven asset prices up and investment yields down. In many markets, stabilized properties in these two sectors are at or near the pricing levels that existed in 2006 and 2007 at the height of the previous market cycle.

Overall, the domestic market is showing signs of recovery. CBD office and multifamily sectors are seeing the most dramatic improvement, but we believe the broader commercial real estate market appears, however slowly, to be trending positively, and we expect this trend should continue in the near- term. Consumer demand for multifamily housing is driven by one of the greatest demographic shifts of the past several generations—a trend away from homeownership coupled with a 50-year low in construction starts in 2009. Domestic homeownership continues to decline. U.S. Census Bureau information indicates a national homeownership rate of 65.1% in 2010, having recorded the largest ten-year decline since the 1930’s.

The U.S. Census Bureau also provides general population information supporting a current and ongoing influx of renters into the multifamily market. The echo of the baby boom generation is evident by the ranks of individuals around the age of 20. Naturally, as these “Echo Boomers” age over the next five to fifteen years, they will push through the age group that targets apartment rentals. Interestingly, as they reach retirement age, their parents may also opt for the lifestyle characterized by the multifamily sector.

Despite robust demand, the supply of new multifamily units remains well below historical levels. Apartment development is coming off a 50-year low in 2009. According to the Harvard Joint Center for Housing Studies, “The State of the Nation’s Housing 2012,” there were 178,000 multifamily construction starts in 2011 and an anticipated 211,000 multifamily starts for 2012. These numbers are significantly below the 340,000 average annual starts recorded in the decade before the downturn. A new construction cycle is beginning to materialize but remains constrained as financing for new multifamily projects is available to only the most seasoned developer-operators and is currently focused on urban infill development.

Limited supply and increasing demand is driving low vacancies and growing rents. According to the Marcus & Millichap 2012 National Apartment Report, national apartment occupancy increased 120 basis points in 2011 over 2010 levels, and was 95.3% in the second quarter of 2012. According to the same report, effective rents grew at a 3.4% annualized rate measured on a year-over-year basis from the second quarter of 2012.

The Case for Multifamily Development

A significant spread exists today between the price to build new multifamily units and the prices for which those same quality existing units are being purchased. The spread between the cost per unit for construction and the value per stabilized unit is at one of its widest points in recent history, and could allow for construction of new units at a discount of up to 20% compared to market prices for existing units.

We believe the multifamily sector is benefiting from the confluence of favorable trends: prices driven up by investor interest, demand for units trending higher, favorable demographic factors and a relatively limited supply of new construction.

Characteristics of Multifamily Properties in Which We Expect to Invest

In selecting multifamily development opportunities, we expect to focus on:

•

Suburban Markets - Suburban communities are typically developed on a lower cost per unit basis than urban projects, allowing for (i) more investments (and therefore, more diversification) with the same amount of capital, and (ii) lower average per unit rent to achieve our desired yield, making the units more affordable for a larger percentage of prime renters. Suburban markets also allow for less competition and more geographic selection.

•

Class A Properties - Class A apartments typically attract more creditworthy tenants resulting in a more reliable rent payment. Moreover, the quality of construction and service that Class A rents can support allow for longevity of the asset.

•	Development - Creating an asset from the ground up allows us to use state of the art design and construction materials, and ultimately, create an asset with the best longevity and resale value.

•

Partner projects - As we have done to date, we expect to invest in joint ventures with affiliates of local development partners. Structuring our transactions in this way allows us to (i) participate in a greater number of projects, increasing diversification; (ii) leverage the local knowledge of the partner to select the site, secure zoning, and manage the asset; and (iii) reduce our risk by receiving a cost and loan guarantee from affiliates of our joint venture partner. In order to reduce pre-development risks, we typically enter into joint venture agreements only upon the developer having acquired the land (or securing it via contract) and having secured both zoning and financing.

We may invest in a wide spectrum of real estate sectors and our investment policies remain flexible in order to allow us to move into markets and asset types domestically and internationally as market cycles and opportunity dictates. However, we currently expect to direct a substantial majority of our capital from this offering to U.S. multifamily development projects.

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

Generally, once we have stabilized assets and are fully invested, we expect to meet cash needs for items other than acquisitions and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions and offering costs from net proceeds from our equity offerings and financings. However, until such time as we are fully invested and our investments have stabilized, we have and may continue to use proceeds from our Offering and any subsequent offering, to pay a portion of our operating expenses and debt service.

Due to our investment strategy of investing in development and other growth-oriented properties, we expect to have little, if any, cash flow from operations available to pay distributions in cash until we make substantial investments and they stabilize. Therefore, we do not anticipate generating distributable earnings in the near term. As such, our board of directors has determined to issue stock distributions which allow us to preserve cash as our properties achieve stabilization. In June 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of each day. Effective October 1, 2012, our board of directors authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing for each calendar quarter until terminated or amended by our board. Effective October 2012, the shares will be issued on or before the last business day of the applicable calendar quarter.

The following table represents total stock distributions declared and issued and FFO for the nine months ended September 30, 2012 and 2011:

Periods	Daily Share Distribution Declared per Share Held	Stock Distributions Declared (Shares) (1) (2)	Stock Distributions Declared (at the Current Offering Price of $10.00 per Share)	FFO (3)
2012 Quarter
First	0.000219178	93,403	$934,030
Second	0.000219178	112,444	1,124,440
Third	0.000219178	128,554	1,285,540

Total for the nine months ended September 30, 2012		334,401	$3,344,010	$(1,345,904)

2011 Quarter
First	0.000219178	32,758	$327,580
Second	0.000219178	49,658	496,580
Third	0.000219178	64,870	648,700

Total for the nine months ended September 30, 2011		147,286	$1,472,860	$(1,030,264)

FOOTNOTES:

(1)	Represents amount of shares declared and distributed, including shares issued subsequent to the applicable quarter end.
(2)	The distribution of new common shares to the recipients is non-taxable. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.
(3)	See reconciliation of funds from operations in Item 2 Management’s Discussion and Analysis - FUNDS FROM OPERATIONS.

If, and when, our board of directors elects to pay cash distributions, we may pay some or all of such amounts from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering, a subsequent offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

Our board of directors will consider strategic alternatives for future liquidity options, including our sale or the sale of all of our assets, merger opportunities or the listing of the shares of our common stock on a national securities exchange. Although our board of directors is not required to recommend a liquidity event by any certain date, based on our current plans to complete our offering stage no later than December 31, 2013 and the estimated time needed to complete our acquisition phase and have our assets stabilize, we now anticipate our board of directors will begin considering strategic alternatives for liquidity in 2014.

Sources of Liquidity and Capital Resources

Common Stock Offering

As indicated above, to date, our main source of capital has been proceeds of our Offering. For the nine months ended September 30, 2012 and 2011, we received offering proceeds of approximately $21.2 million and $20.7 million, respectively. During the period October 1, 2012 through November 5, 2012, we received additional subscriptions proceeds of approximately $1.9 million (0.2 million shares) from our Offering.

We anticipate that we will continue to receive proceeds from our Offering until the earlier of the date our Follow-On Offering is declared effective or April 7, 2013. We currently anticipate commencing our Follow-On Offering immediately thereafter and through September 30, 2013, unless our board of directors elects to extend our Follow-On Offering to December 31, 2013. Our Follow-On Offering has not yet been declared effective by the SEC and there is no guarantee we will ultimately pursue such offering. In addition, although we currently anticipate the terms of the Follow-On Offering will be substantially the same as our current Offering, our board of directors may determine to change the terms of the offering prior to effectiveness, including the offering price of shares of our common stock, the total amount of shares offered and the term of the offering.

Borrowings

We have borrowed and intend to continue to borrow money to acquire, develop and improve properties and to pay certain related fees. In general, we have pledged our assets in connection with such borrowings. Our intent is to target aggregate borrowings to between 50% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, our indebtedness may not exceed 300% of our net assets as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent

As of September 30, 2012 and December 31, 2011, we had the following indebtedness:

	September 30, 2012	December 31, 2011
Mortgage note payable (1)	$7,570,884	$7,011,304
Construction notes payable (1)	23,543,025	167,680

	$31,113,909	$7,178,984

FOOTNOTE:

(1)	As of September 30, 2012 and December 31, 2011, our weighted average interest rate was 3.53% and 3.84%, respectively.

In connection with the closing on the acquisition of the Whitehall Property, the Whitehall Joint Venture obtained a loan in the aggregate principal amount of up to approximately $22.3 million to fund certain development costs and the construction costs of the project. The loan is collateralized by the Whitehall Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.25% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization during the first extension term and a 29-year amortization during the second extension term. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of September 30, 2012, $5.3 million had been drawn on the loan.

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

In connection with the closing on the acquisition of the Crosstown Property, the Crosstown Joint Venture obtained a loan in the aggregate principal amount of up to approximately $26.7 million to fund certain development costs and the construction costs of the project. The loan is collateralized by the Crosstown Property and all improvements to be constructed thereon. The loan bears interest at the LIBOR rate, adjusted monthly, plus 2.50% per annum. The loan has an initial term of three years and may be extended for two additional 12-month periods, each subject to certain conditions and the payment of a loan extension fee. Monthly interest only payments are required during the initial term of the loan. Thereafter, if the loan is extended, the outstanding principal, together with interest, will be payable in equal monthly installments calculated based on a 30-year amortization period with an annual interest rate equal to the greater of (i) the then current 10-year Treasury Rate plus 2.50% per annum or (ii) 7.0% per annum. The loan may be prepaid in full or in part at any time without fee, premium or penalty. As of September 30, 2012, no amounts had been drawn on the loan.

Certain affiliates of our co-venture partner has provided the lender with a completion guaranty for the Crosstown Project and a 50% repayment guarantee for the principal amount of the loan. During the term of the loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met. The loan documents contain customary affirmative, negative and financial covenants, loan to value ratio and liquidation compliance. As of September 30, 2012, we were in compliance with these covenants.

The joint ventures paid loan costs totaling approximately $0.6 million in connection with the construction loans that we entered into in connection with the Whitehall Property and the Crosstown Property.

During the nine months ended September 30, 2012, we borrowed approximately $18.1 million in connection with construction draws relating to our Long Point Property and approximately $0.6 million related to our Gwinnett Center mortgage note payable. As of September 30, 2012 and December 31, 2011, we had an aggregate debt leverage ratio of approximately 34.4% and 17.3%, respectively. As of September 30, 2012, we were in compliance with all applicable debt covenants.

For the nine months ended September 30, 2012, debt service payments were funded using net proceeds from our Offering.

Capital Contributions from Noncontrolling Interests

During the nine months ended September 30, 2012, our co-venture partners in Whitehall Joint Venture, and Crosstown Joint Venture made capital contributions aggregating approximately $3.9 million. These amounts were used to fund part of the land acquisition and initial development costs of the development projects.

Uses of Liquidity and Capital Resources

Acquisitions and Development Costs Incurred

In February 2012, we acquired, through a consolidated joint venture, the Whitehall Property, which consists of a fee simple interest in a 13 acre parcel of land located in southwest Charlotte, North Carolina, for $2.9 million. The Whitehall Joint Venture is constructing a 298 unit Class A garden-style apartment community on the property. In connection with the acquisition, the Whitehall Joint Venture entered into a development agreement with an affiliate of our co-venture partner for a maximum development budget of $29.7 million, including the purchase price of the land, financing costs and start-up and operating deficits. Construction of the Whitehall Property commenced in the second quarter of 2012 and the project is scheduled to be completed in the first quarter of 2013.

In March 2012, we acquired, through another consolidated joint venture, the Crosstown Property which consists of a fee simple interest in a 25 acre parcel of land in Crosstown Center, a master planned community located in the southeast section (Brandon area) of Tampa, Florida, for $4.4 million. The Crosstown Joint Venture is constructing a Class A garden-style apartment community consisting of 15 three-story buildings totaling 344 apartment homes. In connection with the acquisition, the Crosstown Joint Venture entered into a development agreement with an affiliate of our co-venture partner for a maximum development budget of $37.1 million, including the purchase price of the land, financing costs and start-up and operating deficits. Construction of the Crosstown Property commenced in the second quarter of 2012 and the project is scheduled to be completed in the second quarter of 2013.

During the nine months ended September 30, 2012 and 2011, we funded approximately $40.4 million and $4.7 million, respectively, in development costs related to our multifamily development projects including our initial investment in the Whitehall Property and the Crosstown Property. Pursuant to the development agreements for our three properties under development, we had commitments to fund approximately $41.7 million in additional development and other costs as of September 30, 2012. We expect to fund the remaining development costs primarily from the construction loans on each property, as described above under “Borrowings.” An affiliate of each of our co-venture partners of the development properties serves as developer of the applicable construction project, coordinates and supervises the management and administration of the development and construction of such property. In addition, each co-venture partner and/or its affiliates are responsible for any cost overruns beyond the approved development budgets, are providing partial or full guarantees of the related construction loans subject to certain conditions and are providing a one-year construction warranty for its respective development property.

During the nine months ended September 30, 2012, we invested approximately $0.6 million in tenant improvements at Gwinnett Center. We anticipate continuing investing in capital improvements at Gwinnett Center until the asset is stabilized.

Stock Issuance and Offering Costs

Under the terms of the managing dealer agreement for our Offering, our managing dealer is entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with the Offering, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the nine months ended September 30, 2012 and 2011, we paid approximately $3.2 million and $3.1 million, respectively, in stock issuance and offering costs. The Advisor had incurred on our behalf approximately $7.0 million of additional costs in connection with our Offering exceeding the 15% limitation on expenses through September 30, 2012. These costs are expected to be recognized by us in future periods as we receive future offering proceeds to the extent such costs are within the 15% limitation.

As of September 30, 2012, our Advisor and its sub-advisors have identified a pipeline of potential multifamily development opportunities with an aggregate development budget in excess of $400 million. We anticipate closing on three of the multifamily development properties identified as potential investment opportunities identified in “Overview” above, in order to deploy our available offering proceeds as of December 31, 2012.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2012 and 2011, we used approximately $0.8 million and $0.7 million, respectively, of net cash in operating activities. For the nine months ended September 30, 2012 and 2011, cash was primarily used to fund general and administrative expenses in excess of our net operating income from our property investments for the period. Due to the fact that the majority of our properties are under development and our properties are no stabilized, the net operating income from our properties is not yet sufficient to fund all of our expenses. Until we generate sufficient net operating income from our investments, we expect to continue to fund all or a portion of our expenses with offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of September 30, 2012, we owned four real estate assets, as follows:

•

Long Point Property – a multifamily development project located in Mount Pleasant, South Carolina, to consist of 258 Class A garden-style apartments. As of November 9, 2012, all buildings were operational and the asset was 86% leased as compared to an original expectation of 39% at this stage. Our expectation is that the property will be stabilized and fully leased by the first quarter of 2013. Because we anticipate the property achieving a stabilized occupancy of 94% eight months in advance of our original expectations, we expect total income on the property in 2013 to be approximately $4.1 million. This is 51% higher than our original 2013 projections. Property expenses are anticipated to be approximately $1.5 million and interest expense on the debt related to the property is anticipated to be approximately $0.7 million. Additionally, per square foot rental rates have averaged $1.28 to date, a 21% increase over our original expectation at this stage.

•

Gwinnett Center – a 264,000 square foot multi-tenant, three-building office complex in Atlanta, Georgia, that was a lender owned, or “REO,” property which we were able to acquire at a substantial discount to its replacement cost. We are in the process of making certain improvements to the property and repositioning it for the market. It is approximately 47.9% leased to 33 tenants with remaining lease terms expiring at various times during the next six years. At this stage of the project, we had anticipated the property to be 41% leased. Certain tenants have lease renewal options ranging from one to six years following the expiration of the current terms.

•

Whitehall Property – a multifamily development project located in southwest Charlotte, North Carolina, to consist of 298 Class A garden-style apartments which are expected to be completed in the first quarter of 2013. Through September 30, 2012, the project was developing in line with management’s expectations, both as to cost and timing.

•

Crosstown Property – a multifamily development project of a Class A garden community located in the southeast section (Brandon area) of Tampa, Florida, to consist of 14 three-story buildings totaling 344 apartment homes which are expected to be completed in the second quarter of 2013. Through September 30, 2012, the project was developing in line with management’s expectations, both as to cost and timing.

•

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in operating activities in the future as we purchase additional real estate and real estate-related assets, as Gwinnett Center is repositioned in the market and as our properties currently under development become operational.

Comparison of the quarter and nine months ended September 30, 2012 to the quarter and nine months ended September 30, 2011

Revenues. Rental revenue and tenant reimbursements were approximately $1.0 million and $1.9 million for the quarter and nine months ended September 30, 2012, respectively. The Gwinnett Center was acquired on October 17, 2011 at an occupancy of 42% and was 47.9% leased as of September 30, 2012; therefore, revenues represent only a portion of what we expect to recognize in future periods as the property is leased up and stabilizes. Included in revenues for the quarter and nine months ended September 30, 2012 was rental income from our Long Point Property, of approximately $0.5 million, which opened in phases during the second and third quarters of 2012. We had no rental income or tenant reimbursements for the quarter and nine months ended September 30, 2011, as we did not acquire Gwinnett Center until October 2011. We expect increases in revenue in the future as we purchase additional real estate properties and our properties currently under development become operational.

Property Operating Expenses. Property operating expenses for the quarter and nine months ended September 30, 2012 were approximately $0.6 million and $1.5 million, respectively. These expenses include property taxes, utilities and other costs to operate Gwinnett Center, some of which are reimbursable by tenants, with reimbursed amounts included in revenues. Additionally, included in these expenses were approximately $0.2 million and $0.5 million, respectively in operating expenses relating to our Long Point Property, which became operational in phases during the second and third quarters of 2012. These expenses are expected to increase in future periods as we acquire additional properties, as Gwinnett Center becomes fully leased and as our development properties become operational. We had no property operating expenses for the quarter and nine months ended September 30, 2011, as we did not acquire Gwinnett Center until October 2011.

General and Administrative Expenses. General and administrative expenses for the quarter and nine months ended September 30, 2012 were approximately $0.4 million and $1.3 million, respectively, as compared to approximately $0.4 million and $0.9 million for the quarter and nine months ended September 30, 2011, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the nine months ended September 30, 2012 as compared to 2011, general and administrative expenses increased 36.7% primarily as a result of the additional legal, accounting and other professional activities necessary to account and report on a growing portfolio of assets. We anticipate that we will continue to see an increase in general and administrative expenses as we acquire addition properties, however, the rate at which these expenses increase should reflect efficiencies as continue to grow.

Acquisition Fees and Expenses. We incurred approximately $0.04 million and $1.0 million in acquisition fees and expenses during the quarter and nine months ended September 30, 2012, respectively, including approximately $0.9 million for the nine months ended September 30, 2012 which was capitalized as construction in process relating to our properties under development. For the quarter and nine months ended September 30, 2011, we incurred approximately $0.6 million in acquisitions fees and expenses, including approximately $0.5 million which was capitalized as construction in process. We expect to incur additional acquisitions fees and expense in the future as we purchase additional real estate properties.

Asset Management Fees. We incurred approximately $0.1 million and $0.3 million in asset management fees payable to our Advisor during the quarter and nine months ended September 30, 2012, respectively, of which approximately $0.06 million and $0.1 million, respectively, were capitalized as part of construction in process relating to our properties under development. During the quarter and nine months ended September 30, 2011, we incurred approximately $0.01 million in asset management fees, all of which was capitalized as construction in process. We expect increases in asset management fees in the future as our multifamily projects become fully developed and we purchase additional real estate properties.

Property Management Fees. We incurred approximately $0.05 million and $0.1 million in property management fees during the quarter and nine months ended September 30, 2012, respectively, as a result of management of Gwinnett Center and our Long Point Property, which opened in phases during the second and third quarters of 2012. We did not incur any property management fees during the quarter and nine months ended September 30, 2011, because we did not acquire Gwinnett Center until October 2011. We expect increases in property management fees in the future as Gwinnett Center becomes fully leased, our development properties become operational and we purchase additional real estate properties.

Depreciation and Amortization. Depreciation and amortization for the quarter and nine months ended September 30, 2012 was approximately $0.5 million and $1.4 million, respectively, and was comprised of depreciation and amortization of the buildings, improvements and in-place leases related to Gwinnett Center and our Long Point Property, which opened in phases during the second and third quarters of 2012. We did not incur depreciation and amortization expense for the quarter and nine months ended September 30, 2011, because we did not acquire Gwinnett Center until October 2011. We expect increases in depreciation and amortization in the future as our development properties become operational and we purchase additional real estate properties.

Interest Expense and Loan Cost Amortization. During the quarter and nine months ended September 30, 2012, we incurred approximately $0.3 million and $0.7 million, respectively, of interest and loan cost amortization relating to debt outstanding on our properties, all of which was capitalized as development costs relating to our properties under development. There was no debt outstanding for the quarter and nine months ended September 30, 2011.

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

For the Expense Year ended September 30, 2012, we incurred $1.0 million of operating expenses in excess of the Limitation, of which $0.9 million related to prior periods previously reviewed by our independent directors. Our independent directors determined that the additional $0.1 million in operating expenses incurred for the Expense Year ended September 30, 2012 were justified based on a number of factors including:

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

The following table presents a reconciliation of net loss to FFO for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(781,364)	$(442,097)	$(2,651,127)	$(1,030,264)
Adjustments:
Depreciation and amortization (including amortization of in-place lease intangible assets), net of noncontrolling interest (1)	471,155	—	1,305,223	—

FFO	$(310,209)	$(442,097)	$(1,345,904)	$(1,030,264)

Weighted average number of shares of common stock outstanding (basic and diluted)	6,518,489	3,702,318	5,813,632	2,987,068

Net loss per share (basic and diluted)	$(0.12)	$(0.12)	$(0.46)	$(0.34)

FFO per share (basic and diluted)	$(0.05)	$(0.12)	$(0.23)	$(0.34)

FOOTNOTE:

(1)	The depreciation and amortization amount includes consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2012, we were subject to contractual payment obligations as described in the table below:

	For the Period Ended December 31,
	2012	2013-2014	2015-2016	Thereafter	Total
Development contracts on development properties (1)	$26,400,000	$21,700,000	$—	$—	$48,100,000
Mortgage note payable (principal and interest)	95,772	8,267,310	—	—	8,363,082
Construction loans (principal and interest)	122,639	19,408,438	5,311,501	—	24,842,578

	$26,618,411	$49,375,748	$5,311,501	$—	$81,305,660

FOOTNOTE:

(1)

The amounts presented above represent accrued development costs as of September 30, 2012 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

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

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We may be exposed to foreign currency exchange rate movements as the result of investing outside of the U.S. At such time as we have foreign investments, if any, we will evaluate various foreign currency risk mitigating strategies in an effort to minimize any impact on earnings.

The following is a schedule of our variable rate debt maturities as of September 30, 2012, for the remainder of 2012 and each of the next four years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2012	2013	2014		2015	2016	Thereafter	Total	Approximate Fair Value
Variable rate debt	$—	$—	$25,833,161		$5,280,748	$—	$—	$31,113,909	$31,383,000

Average interest rate	—	—	3.75	%(1)	2.47%	—	—	3.53%

FOOTNOTE:

(1)	As of September 30, 2012, we were paying the interest rate floor on our variable rate debt.

Management estimates that a hypothetical one-percentage point increase in LIBOR for the remainder of 2012 compared to the LIBOR rate as of September 30, 2012, would increase interest expense approximately by $0.02 million on our variable rate debt for the remainder of the year ended December 31, 2012. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Specifically, FASB is currently considering changes to accounting standards for accounting for leases. Due to the fact that such standards impact now we account for our properties, as well as revenues and expenses relating to our leases, changes to the current standards could have a material impact to our financial conditions or results of operations. Similarly, these changes could have a material impact on our tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could cause a delay in investing our offering proceeds, make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

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

Since 2010, capitalization rates in the multifamily sectors have declined. Should capitalization rates increase, the value of our existing multifamily portfolio could decline, or if costs of developing a multifamily asset increase, then our net operating income on future development opportunities would be negatively impacted.

We are investing in multifamily assets. As of September 30, 2012, 82.7% of our real estate assets were multifamily properties, including properties under development. In connection with the current credit market disruptions and economic slowdown, there is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate assets) in major U.S. markets for multifamily communities rose in 2008 and through most of 2009. However, as the economy began to stabilize and the multifamily real estate fundamentals improved, the multifamily sector experienced a decline in capitalization rates for most of 2010. In some domestic markets, there is a spread between capitalization rates on stabilized multifamily assets and the return on cost at which new multifamily asset can be developed. The opportunity to develop at higher returns on cost enables us to potentially produce higher levels of net operating income than had we bought a stabilized multifamily property at a lower anticipated return. However, if capitalization rates stabilize or decrease further, we would expect the value of our current investments to hold steady or increase. However, in such an environment it may be more difficult for us to find attractive income-producing investment opportunities.

Economic, inflation or budget deficit issues could increase capital costs or prolong the U.S. economic slowdown which could lead to increases in capitalization rates and a potential decline in the value of our investments.

Although capitalization rates appeared to have stabilized towards the end of 2010, there could be economic and real estate factors which could lead to an increase in capitalization rates. If capitalization rates increase, we would expect declines in the pricing of assets upon sale. If we were required to sell investments into such market, we could experience a decrease in the value of our investments.

An increase in unemployment caused by a recessionary economy could adversely affect multifamily property occupancy and rental rates.

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

If employment levels remain flat or do not continue to improve, our properties may not perform as anticipated and we may not realize growth in the value of our multifamily properties.

As a result of limited geographic diversification of our properties, our operating results and the value of our real estate assets may be affected by economic changes that have an adverse impact on the real estate market in those areas.

Most of our properties purchased to date are located in the southeastern United States and we foresee additional opportunities in the southeast and sunbelt regions. As a result of this limited geographic diversification, our operating results, amounts available for distribution to stockholders and the value of our real estate properties are likely to be impacted by economic changes affecting the real estate markets in that area. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio.

Concentration of our portfolio in the multifamily sector may leave our profitability vulnerable to a downturn or slowdown in such sector.

We have, and expect to continue to have, a substantial majority of our portfolio in multifamily properties. As a result, we will be subject to risks inherent in investments in a single real estate sector. If our investments are substantially in multifamily, then the potential effects on our revenues resulting from a downturn or slowdown in the multifamily sector could be more significant than if we had a more diversified portfolio.

Increased development of similar multifamily properties that compete with our properties in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.

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

As a result, our operating results and cash available for distribution, as well as the value of our multifamily properties, could be adversely affected by increased competition.

Until 18 months after we have completed our offering stage, we may use the price paid to acquire a share of our common stock in our most recent offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our offerings in providing information on customer account statements as provided by National Association of Securities Dealers (“NASD”) Rule 2340, we expect to disclose in each of our annual reports an estimated per share value of our common stock, the method by which the estimated per share value of our common stock was developed and the date of the data used to develop the estimated per share value of our common stock. In addition, our Advisor will prepare annual statements of the estimated per share value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting and valuation requirements of ERISA in the preparation of their reports relating to an investment in our shares. Currently, we may use the most recent price paid to acquire a share of our common stock in the primary offering (ignoring purchase price discounts for certain categories of purchasers) or a subsequent follow-on public offering as the estimated per share value of our common stock until 18 months after we have completed our offering stage (as defined below). Although this initial estimated per share value of our common stock will represent the most recent price at which most investors will purchase our shares, this estimated per share value of our common stock will likely differ from the price at which a stockholder could resell his or her shares because there will be no public trading market for the shares at that time and the estimated per share value of our common stock will not reflect, and will not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through this offering or an additional follow-on public offering, provided we have not filed a registration statement for an additional follow-on public offering as of such date (for purposes of this definition, we do not consider “public offerings” to include offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, if any).

Our board of directors may elect given the expected unique composition of our portfolio, in its sole discretion, to determine the estimated value per share prior to 18 months after we complete our offering stage. In any event, when determining the estimated per share value of our common stock, our Advisor, or another firm chosen for that purpose, will estimate the per share value of our common stock based upon a number of assumptions that may not be accurate or complete, and our board of directors will approve such estimated per share value of our common stock. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our offering.

Proposed changes to FINRA rules and regulations, as well as requirements of participating broker dealers, could have a material impact on when we initially publish our estimated per share value and, in the event we are required to publish such estimated value prior to completion of our offering stage, such action could impact the price at which our shares are offered and our ability to raise capital through our offerings.

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our offering are subject to FINRA rules and regulations, any significant changes to Rule 2340 or their firms’ policies could have a material impact on when we initially publish our estimated per share value. In the event we are required to publish such estimated value prior to completion of our offerings, including any follow-on offering, if any, such action would affect the price at which our shares are offered and our ability to raise capital through our offerings.

We have raised a limited amount of proceeds and have made a limited number of investments.

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to achieve our investment objectives. On October 20, 2009, we commenced our offering. During the period from the commencement of our offering on such date to September 30, 2012, we accepted investors’ subscriptions for, and issued, approximately 6.2 million shares of our common stock in our initial public offering, representing gross offering proceeds of approximately $61.5 million. As of September 30, 2012, we have invested in four properties. If we are unable to raise substantial proceeds in our offerings, it will limit the amount of proceeds available to invest in properties and, therefore could have a material adverse effect on our results of operations, our ability to make distributions to our stockholders and our ability to meet our investment objectives.

We have experienced losses in the past and may experience similar losses in the future.

We incurred net operating losses for the three years ended December 31, 2011 and the nine months ended September 30, 2012. Our losses can be attributed, in part, to the initial start-up costs and operating expenses incurred prior to making investments in properties, as well as the fact that our properties are under development or being repositioned and have not yet stabilized. In addition, certain acquisition expenses funded from offering proceeds, as well as, depreciation and amortization expense, substantially reduced our income. Our operating costs to date have been primarily funded with offering proceeds. We cannot assure you that we will be profitable in the future, that our properties will stabilize and produce sufficient income to fund our operating expenses, or that we will realize growth in the value of our assets.

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

We intend to use the net proceeds of our Offering to invest in a diverse global portfolio of growth-oriented commercial real estate and real estate-related assets. The use of proceeds from our Offering and borrowings were as follows as of September 30, 2012:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	6,161,978

Aggregate offering price of amount sold	$61,484,523
Offering expenses(3)	(9,046,296)	$(5,990,267)	$(3,056,029)

Net offering proceeds to the issuer after deducting Offering expenses	52,438,227
Proceeds from borrowings, net of loan costs	30,196,588

Total net offering proceeds and borrowings	82,634,815
Purchases of and additions to real estate assets	(56,741,322)		(56,741,322)
Payment of investment services fees and acquisition expenses	(2,051,441)	(1,402,704)	(648,737)
Payment of lease costs	(194,564)		(194,564)
Redemption of common stock	(104,496)		(104,496)
Payment of operating expenses (4)	(2,275,043)	(1,041,133)	(1,233,910)

Unused proceeds from the Offering and borrowings	$21,267,949

FOOTNOTES:

(1)	Excludes 22,222 unregistered shares issued to our Advisor and 591,709 shares issued as stock distributions.

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

(4)

Due to the fact we are in our acquisition phase and we have not acquired a substantial number of assets that produce operating income, we have used Offering proceeds to fund the majority of our operating expenses paid to date. The amount of operating expenses paid to affiliates includes board fees to our independent directors, asset management fees on operating properties, property management fees and reimbursement of personnel costs of the Advisor for amounts incurred on our behalf. Operating expenses to unrelated third parties initially paid by the Advisor and reimbursed by us are included in the Payment to Others column for purposes of this presentation. The above table is on a cash basis and therefore does not include amounts incurred but unpaid to the Advisor for the period presented.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay operating expenses from our net proceeds from our Offering.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our share redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock at the beginning of such 12-month period. For the quarter ended September 30, 2012, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
July 1, 2012 through July 31, 2012	11,297	$9.25	11,297	236,008
August 1, 2012 through August 31, 2012	—	—	—	247,859
September 1, 2012 through September 30, 2012	—	—	—	259,346

Total	11,297		11,297

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the 5% limitation in a rolling 12-month period as described.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2012.

GLOBAL GROWTH TRUST, INC.

By:	/s/ Robert A. Bourne
ROBERT A. BOURNE
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of Global Growth Trust, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of Global Growth Trust, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Growth Trust, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.