Form 10-K
period 2012-12-31
Global Growth Trust, Inc.
filed 2013-03-21
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares, on June 30, 2012, the aggregate market value of the stock held by non-affiliates of the registrant on such date was $61,324,240.

The number of shares of common stock outstanding as of March 12, 2013 was 8,523,269.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the Global Growth Trust, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2013.

PART I

STATEMENT REGARDING FORWARD LOOKING INFORMATION

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. Global Growth Trust, Inc. (the “Company”) intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, we caution you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with our business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of our documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report on Form 10-K, our quarterly reports on Form 10-Q, and our registration statements on Form S-11 and the sticker supplements and amendments thereto, copies of which may be obtained from our Web site at http://www.growthtrust.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by these cautionary statements. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

Item 1.	BUSINESS

General

Global Growth Trust, Inc. was organized as a Maryland corporation on December 12, 2008 and has elected to be taxed as a real estate investment trust (“REIT”), commencing with our taxable year ended December 31, 2010, for federal income tax purposes. The terms “our Company,” “we,” “our,” “us” and “Global Growth Trust, Inc.” include Global Growth Trust, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Global Growth Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor. CNL Financial

Group, LLC is an affiliate of CNL Financial Group, Inc., or “CNL,” which is a leading private investment management firm providing global real estate and alternative investments.

Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending, and executing acquisitions and dispositions on our behalf. We believe we will benefit from the investment expertise and experience of our Advisor’s management team and members of its investment committee. This committee is responsible for investigating and making recommendations to our board regarding potential investments. Our Advisor is responsible for providing advisory services relating to substantially all aspects of our investments and operations, including real estate acquisitions, asset management and other operational matters. Our Advisor has subcontracted with CNL Global Growth Sub-Advisors, LLC (the “CNL Sub-Advisor”) Macquarie Infrastructure and Real Assets Inc. (“MIRA”) and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) to perform substantially all of these functions as sub-advisors. We have also retained CNL Global Growth Managers, LLC (the “Property Manager”) to manage our properties under a master property arrangement.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Investment Objectives and Strategy

Our primary investment objectives are to:

•	realize growth in the value of our assets;

•	preserve, protect and return our stockholders’ invested capital;

•	invest in a diversified portfolio of assets; and

•	explore liquidity options in the future, including the sale of either us or our assets, potential merger opportunities or the listing of our common stock on a national securities exchange (“Listing”).

There is no assurance that we will be able to achieve our investment objectives.

We were formed to acquire and operate a diverse portfolio of commercial real estate and real estate-related assets on a global basis that we believe have potential for capital appreciation. We principally focus on acquiring commercial properties, such as properties to be developed or under development. We may also purchase properties requiring repositioning or redevelopment including those located in a market undergoing what we believe is positive demographic, political or structural changes that are expected to benefit real estate during our projected holding period, or properties facing time-sensitive deadlines that we believe would benefit from a new leasing or management strategy and properties with deferred maintenance needs. Based on current domestic and international market conditions and investment opportunities, we have focused and expect in the near term to continue to focus primarily on multifamily development properties located in the United States, although we may also acquire properties in the other real estate sectors, as well as other classifications of commercial real estate property. Although we do not currently intend to, we may invest in real estate-related securities, including securities issued by other real estate companies, and commercial mortgage-backed securities. We also may invest in mortgage, bridge or mezzanine loans or in entities that make investments similar to the foregoing. In addition, depending on future investment opportunities that arise, we may determine to invest up to 30% of our assets in properties located outside the United States. However, the percentage of domestic acquisitions compared to acquisitions made outside of the United States may be weighted differently at any point in time, depending on the global market conditions and opportunities.

Investment Focus on Multifamily Development

Since our inception, our Advisor and its sub-advisors have evaluated various domestic and international investment opportunities on our behalf. To date, the investments we have made, as well as other properties we have identified as possible investment opportunities, have focused primarily on multifamily development projects in the southeastern and sunbelt regions of the United States due to favorable and compelling market and industry data, as well as unique opportunities to co-invest with experienced development operators. Although we may invest in a wide spectrum of real estate sectors and our investment policies remain flexible in order to move to markets and asset types domestically and internationally as market cycles and opportunity dictate, we currently expect to direct a substantial majority of our capital from our public offerings to multifamily development projects in which we co-invest with development operators.

We believe that multifamily development in the United States represents a unique near-term opportunity. There remains significant consumer demand for newly-constructed multifamily units. In addition, investor demand for stabilized multifamily operations has driven prices up particularly in major markets. A compelling arbitrage opportunity exists for those with capital, relationships, and expertise to develop and operate new units. We intend to build on the success of our initial multifamily projects by continuing to capitalize on this supply/demand imbalance while monitoring for any shift in fundamental return metrics.

Common Stock Offerings

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Offering”). We commenced operations on April 26, 2010, when the minimum required offering proceeds were received and funds were released to us from escrow. As of December 31, 2012, we had received total offering proceeds of approximately $67.6 million (6.8 million shares) in connection with the Offering. During the period January 1, 2013 through March 12, 2013, we received additional subscriptions proceeds of approximately $10.6 million (1.1 million shares) from our Offering.

On October 5, 2012, we filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC” or the “Commission”) in connection with the proposed offering of up to $200 million in shares of common stock, including shares to be issued pursuant to our distribution reinvestment plan (the “Follow-On Offering”). In conjunction with filing the Follow-On Offering, we extended our current Offering to the earlier of the date the Follow-On Offering is declared effective or April 7, 2013, which is the date the Offering is scheduled to end whether or not our Follow-On Offering is commenced. As of the date of this filing, the registration statement for the Follow-On Offering had not been declared effective by the SEC.

The Follow-On Offering will not commence until our initial Offering is terminated and is currently expected to close on or before December 31, 2013. The terms of the Follow-On Offering are expected to be substantially the same as our current Offering, except for the maximum share amount and the shortened duration; however, our board may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the termination date of the offering, or determine not to commence the offering.

Borrowings

Our intent is to target our aggregate borrowings to between 50% to 60% of the aggregate value of our assets, once we own a seasoned and stable asset portfolio. Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital under our current or any subsequent offering and have invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. As of December 31, 2012, we had an aggregate debt leverage ratio of approximately 38.7% of the aggregate carrying value of our consolidated assets, a ratio we expect to increase as we incur additional development costs and as we continue to grow.

Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. Due to our investment strategy, we expect to generate little, if any, cash flow or funds from operations available for distribution until we make substantial investments and our assets have stabilized. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to make cash distributions may be negatively impacted, especially during early periods of operation.

On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day. Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, our board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represents an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly until the policy is terminated or amended by our board. Effective October 2012, any such declared shares have been issued on or before the last business day of the applicable calendar quarter.

Using a stock distribution in lieu of a cash distribution allows us to focus on our investment strategy of buying assets that may generate little or no initial cash flow but have the potential for long-term appreciation. Over time, we may transition to a cash distribution or a combination of cash and stock. Our board of directors determines the amount and composition of each distribution. Until such time as we have sufficient cash flow or funds from operations, we may decide to continue issuing stock distributions or, if we do elect to pay a cash distribution, fund all or a portion of it from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities or the proceeds of our offerings. Our Advisor, its affiliates or other related parties may also advance or waive asset management fees or other fees in order for us to have cash to pay cash distributions in excess of available cash flow or funds from operations. Whether it is in the form of a cash or a stock distribution, the amount of each distribution generally will be based upon such factors as expected and actual cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors including an objective of maintenance and predictable distributions regardless of the composition.

For the years ended December 31, 2012, 2011 and 2010, we declared and issued 472,462 shares, 223,892 shares and 33,416 shares of common stock, respectively. The shares declared for the quarter ended December 31, 2012 were issued prior to December 31, 2012. The shares declared for the quarters ended December 31, 2011 and 2010 were issued in January 2012 and 2011, respectively. When issued, the stock distributions are non-taxable distributions. If we determine to pay cash distributions at a later date, such distributions, in whole or in part, may constitute ordinary income or a return of capital for federal tax purposes.

Acquisitions

As of December 31, 2012, we had acquired one commercial three-building, multi-tenant office property located in Duluth, Georgia (“Gwinnett Center”) and six multifamily development properties through separate joint ventures.

For additional information regarding our real estate properties, see Item 2. “Properties.”

Significant Tenants

Due to our investment focus on multifamily development, only a portion of our real estate portfolio was operational during 2012 and 2011, and therefore, rents from individual tenants at Gwinnett Center were more significant during these periods. In connection therewith, during the years ended December 31, 2012 and 2011, two tenants, Medical Business Service, Inc. and Devry, Inc., each accounted for more than 10% of our rental revenue during one or both of these years. Medical Business Service, Inc. accounted for 11.3% and 19.6%, respectively, and Devry, Inc. accounted for 4.2% and 10.2%, respectively, of our rental income from operating leases. Based on our anticipated rental revenues from Gwinnett Center and our Long Point Property, as well as other multifamily properties expected to be operational for all or a portion of 2013, we expect revenues from these tenants will be less than 5% in 2013.

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

Exit Strategy

Our board of directors will explore strategic alternatives for potential liquidity opportunities, including the sale of either us or our assets, potential merger opportunities, or the Listing of our common stock. Although our board of directors is not required to recommend a liquidity event by any certain date, assuming our Follow-On Offering terminates no later than December 31, 2013 and the estimated time needed to complete our acquisition phase and have our assets stabilize, we anticipate our board of directors will begin considering strategic alternatives for liquidity in 2014. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue a liquidity event in the future. Therefore, we have not established any pre-determined criteria. A liquidation of our Company, or all of our assets, would require the approval of our stockholders. We are under no obligation to actually sell our portfolio or list our shares at any particular time. We cannot assure you that we will be able to sell our assets at prices that result in us achieving our investment objectives. In the event of liquidation, after commencement of such liquidation, we would continue in existence until all properties and other assets are sold.

Financial Information about Industry Segments

We have determined that we operate in one business segment, real estate ownership, which consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and, accordingly, we do not report segment information.

Competition

The current market for properties that meet our investment objectives is highly competitive as is the leasing market for such properties. We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we do. We may also compete with affiliates of our Advisor and sub-advisors to acquire properties and other investments.

Employees

We are externally managed and as such we do not have any employees.

Advisor

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager. Affiliates of CNL and MIRA serve as sub-advisors and as sub-property managers. In addition, our Advisor entered into a sub-advisory agreement and a sub-property management agreement with MGPA Advisory. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investment in Europe and Asia in which an affiliate of MIRA has a joint venture interest. This network of sub-advisors and sub-property managers offers us access to professionals experienced in making and managing real estate and real estate-related investments in various regions around the world. We seek to invest in global growth-oriented real estate investments by leveraging the value of the international real estate expertise of MIRA and MGPA Advisory and their affiliates combined with the domestic real estate expertise of CNL.

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

The current advisory agreement may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

Tax Status

We elected to be taxed as a REIT under Sections 856(c) of the Code commencing with our taxable year ended December 31, 2010. In order to be taxed as a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year of at least 90 percent of our REIT taxable income (excluding any net capital gain). As a REIT, we generally will not be subject to U.S. federal corporate income tax on income distributed to our stockholders. As a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income. We may also be subject to foreign taxes on investments outside of the U.S. based on the jurisdictions in which we conduct business.

Available Information

Our sponsor maintains a website at www.GrowthTrust.com containing additional information about our business, and a link to the SEC website (www.sec.gov), but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

We make information available free of charge through our website, as soon as practicable after we file it with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, definitive proxy statements on Form 14A and, if applicable, amendments to these reports.

Item 1A.	RISK FACTORS

The risks and uncertainties described below represent those risks and uncertainties that we believe are material to investors. Our stockholders or potential investors may be referred to as “you” or “your” in this Item 1A. “Risk Factors” section.

Company Related Risks

There is no public market for our shares and there can be no assurance that one will develop.

Our shares are not listed and there is no current public market for shares of our common stock. There is no assurance that a market will develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Even if you are able to sell your shares, the price received for any shares will likely be less than what you paid or less than your proportionate value of the net assets we own.

Additionally, although we have a share redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption requests. For instance, if we determine to not pursue the Follow-On Offering, or we do not raise sufficient proceeds through such offering, we do not expect to have significant funds, if any, available for redemptions. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency and, if you are able to sell your shares, you may have to sell them at a substantial discount from the public offering price. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share of our common stock in our most recent offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our offering stage, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.

To assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our equity offerings in providing information on customer account statements as provided by National Association of Securities Dealers (“NASD”) Rule 2340, we expect to disclose in each of our annual reports an estimated per share value of our common stock, the method by which the estimated per share value of our common stock was developed and the date of the data used to develop the estimated per share value of our common stock. In addition, our Advisor will prepare annual statements of the estimated per share value of our common stock to assist fiduciaries of retirement plans subject to the annual reporting and valuation requirements of ERISA in the preparation of their reports relating to an investment in our shares. Our Advisor intends to use the most recent price paid to acquire a share of our common stock in the primary offering (ignoring purchase price discounts for certain categories of purchasers) or a subsequent follow-on public offering as the estimated per share value of our common stock until 18 months after we have completed our offering stage (as defined below). Although such estimated per share value of our common stock will represent the most recent price at which investors purchased our shares, such estimated per share value of our common stock will likely differ from the price at which a stockholder could resell his or her shares because there will be no public trading market for the shares at that time and the estimated per share value of our common stock will not reflect, and may not be derived from, the fair market value of our assets, nor will it represent the amount of net proceeds that would result from an immediate liquidation of our assets. We will consider our offering stage complete on the first date that we are no longer publicly offering equity securities that are not listed on a national securities exchange, whether through our initial Offering, the Follow-On Offering or an additional follow-on public offering, provided we have not filed a registration statement for an additional follow-on public offering as of such date (for purposes of this definition, we do not consider “public offerings” to include offerings related to a distribution reinvestment plan, employee benefit plan or the redemption of interests in our operating partnership, if any). If our board of directors determines that it is in our best interest, we may conduct additional follow-on offerings upon the termination of our initial Offering and/or Follow-On Offering. Our articles do not restrict our ability to conduct offerings in the future.

When determining the estimated per share value of our common stock from and after 18 months after the completion of our offering stage, our Advisor, or another firm chosen for that purpose, will estimate the per share value of our common stock based upon a number of assumptions that may not be accurate or complete, and our board of directors will approve such estimated per share value of our common stock. There is no guarantee that such estimated per share value will equal or exceed, or not be substantially less than, the per share amount paid by investors in our offerings.

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

In March 2012, FINRA requested public comment through April 11, 2012 on its proposed amendment to the NASD Rule 2340 to require that per share estimated values of non-traded REITs be reported on customer account statements and modify the account statement disclosures that accompany the per share estimated value. Due to the fact that the managing dealer and participating brokers selling our common stock in our offerings are subject to FINRA rules and regulations, any significant changes to Rule 2340 or their firms’ policies could have a material impact on when we initially publish our estimated per share value on a basis other than our most recent offering price. In the event we are required to publish such estimated value prior to completion of our offerings, including any follow-on offering, if any, such action would affect the price at which our shares are offered and our ability to raise capital through our offerings.

We and our Advisor have limited operating histories and the prior performance of real estate investment programs sponsored by our sponsor or CNL may not be indicative of our future results.

We and our Advisor have limited operating histories. Prior to April 26, 2010, the date our operations commenced, we had no previous performance history. You should not rely upon the past performance of other real estate investment programs sponsored by our sponsor or CNL to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful, our Advisor must, among other things:

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

CNL, through one or more of its affiliates or subsidiaries, owns and controls our Advisor and our Property Manager as well as one of the sub-advisors and sub-property managers. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp., the managing dealer of our equity offerings. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

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

Since the commencement of our initial public offering in 2009, we have raised a limited amount of proceeds and have made a limited number of investments.

Based upon our operating history to date and our limited portfolio of investments, there can be no assurance that we will be able to achieve our investment objectives. On October 20, 2009, we commenced our initial public offering. During the period from the commencement of our initial public offering on such date to December 31, 2012, we accepted investors’ subscriptions for, and issued, approximately 6.8 million shares of our common stock in our initial public offering, representing gross offering proceeds of approximately $67.6 million. As of December 31, 2012, we had invested in seven properties. If we are unable to raise substantial proceeds in our equity offerings, it will limit the amount of proceeds available to invest in properties and, therefore could have a material adverse effect on our results of operations, our ability to make distributions to our stockholders and our ability to meet our investment objectives.

If our board of directors determines to not pursue our Follow-On Offering or, if pursued, we raise substantially less than the maximum offering amount, we will have limited capital resources.

On October 5, 2012, we filed a registration statement with the SEC in connection with our proposed Follow-On Offering. In conjunction with filing the Follow-On Offering, we extended our current Offering to the earlier of the date the Follow-On Offering is declared effective or April 7, 2013. As of the date of this Form 10-K, the registration statement for the Follow-On Offering has not been declared effective by the SEC. The Follow-On Offering will not commence until the current Offering is terminated, and the Follow-On Offering is expected to close on or before December 31, 2013. However, the Follow-On Offering is subject to change prior to effectiveness by our board of directors in its discretion, and there is no assurance we will commence such offering.

Our board of directors may determine to not pursue the Follow-On Offering based on various factors, including, among others, the lack of indications of interest from participating brokers to sell our shares, or viable investment opportunities meeting our investment criteria. In such event, or if the Follow-On Offering is pursued but we raise substantially less than the maximum amount, our capital resources would be limited to primarily proceeds from borrowings. Although we expect to fund the majority of the remaining development costs on our multifamily development projects owned as of December 31, 2012, we would have limited equity available for future acquisitions. This could negatively impact our results of operations, our ability to make cash distributions in the future, if any, and our ability to meet our investment objectives.

We may suffer from delays in selecting, acquiring and/or developing suitable properties.

Even if we commence our Follow-On Offering and are successful in raising sufficient capital, we may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. Although we have identified properties in which we expect to invest a portion of our offering proceeds, we may determine to not pursue any or all such acquisitions for any reason or we may experience delays in completing such acquisitions. To the extent we have available proceeds to invest in other properties, we could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor, at times when management of our Advisor is simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL or our sponsor, some of which may have investment objectives and employ investment strategies that are similar to ours. Furthermore, our investments may not yield immediate returns. For example, properties acquired prior to the start of construction or during the early stages of construction will typically not generate income for some period of time.

If we are unable to invest our offering proceeds in real estate assets in a timely manner, we may invest our offering proceeds in short-term, investment-grade securities. These securities typically yield less than investments in commercial real estate. The proceeds of such short-term investments may also be used to pay expenses of our Advisor, Property Manager and other affiliates and related parties in connection with acquiring and managing, as applicable, real estate and real estate-related assets.

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

Our ability to replace our Property Manager may be limited. Under the terms of our property management agreement, we may terminate the agreement (i) in the event of our Property Manager’s voluntary or involuntary bankruptcy or a similar insolvency event or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the Property Manager. We may amend the property management agreement from time to time to remove a particular property from the pool of properties managed by our Property Manager (i) if the property is sold to a bona fide unaffiliated purchaser, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to that particular property, that is not cured within 30 days after notice to the Property Manager. Our board of directors may find the performance of our Property Manager to be unsatisfactory. However, unsatisfactory performance by the Property Manager may not constitute “cause.” As a result, we may be unable to terminate the property management agreement even if our board concludes that doing so is in our best interest.

Our stockholders may experience dilution if we issue additional shares.

Future issuances of common stock will reduce the percentage of our shares owned by existing stockholders who do not participate in future stock issuances. Stockholders will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of an additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

The interest of later investors in our common stock will be diluted as a result of our stock distribution policy.

Our board of directors authorized a stock distribution policy under which we issue stock distributions quarterly. This distribution policy will continue until terminated or amended by our board of directors. We have been acquiring, and intend to continue to buy assets that have little or no initial operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. Since the commencement of our initial Offering through the date of this filing, we have not changed our $10.00 per share public offering price, and our board of directors may determine to not change such price with the Follow-On Offering or any additional offering. Therefore, investors who purchased our shares earlier in our Offering, as compared with later investors, will receive more shares from our stock distributions for the same cash investment, as a result of this stock distribution policy. Because they own more shares, upon a sale or liquidation of our Company, these early investors will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. The stock distribution was set at a rate to align with the anticipated appreciation of our assets; however, unless our assets appreciate in an amount sufficient to offset the dilutive effect of the prior stock distributions and our offering, acquisition and operating expenses, the net asset value per share will be less than the public offering price paid for the share. Because of the ongoing stock distribution, the value of total shares held by a later investor purchasing our stock will be below the value of total shares held by an earlier investor, even if each initially acquired the same amount of shares at the same public offering price, because the earlier investor would have received a greater number of stock distribution shares.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We are not registered as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) based on exclusions that we believe are available to us. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

In order to be excluded from regulation under the Investment Company Act, we intend to engage primarily in the business of acquiring real property, making mortgage loans and other loans collateralized by interests in real estate and making other real estate-related investments. We intend to rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries. We may rely on any other exemption or exclusion under the Investment Company Act. For one of the available exemptions, mortgage-backed securities may or may not constitute qualifying real estate assets, depending on the characteristics of the mortgage-backed securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-backed securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

There are many factors that can affect the type, availability and timing of distributions to stockholders. Cash distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and investments in real estate-related securities, mortgage or other loans and assets, current and projected cash requirements, expected and actual cash flow from operations, the estimated total return on our assets, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors including an objective of maintenance of stable and predictable distributions regardless of the composition. Cash distributions declared may not reflect our income earned in that particular distribution period. The amount available for distributions will be affected by many factors, such as our ability to make acquisitions as offering proceeds become available, the income from those investments and yields on securities of other real estate programs, if any, that we invest in, as well as our operating expense levels and many other variables. Actual amounts available for distribution may vary substantially from estimates. We cannot assure you that:

•	properties currently in development will be completed and stabilized as planned;

•	rents from our properties will stabilize, or once stabilized, will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	securities, if any, we buy will increase in value or provide constant or increased distributions over time;

•	loans, if any, we make will be repaid or paid on time;

•	loans, if any, will generate the interest payments that we expect; or

•	acquisitions of real properties, mortgage or other loans, if any, or our investments in securities or other assets, if any, will increase in value or generate or increase our cash available for distributions to stockholders.

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

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use offering proceeds for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient amounts available to make cash distributions to you at any specified level, or that the cash distributions we make may not be decreased or be eliminated in the future.

We have experienced losses in the past and may experience similar losses in the future.

We incurred net losses for the three years ended December 31, 2012. Our losses can be attributed, in part, to the initial start up costs and operating expenses incurred prior to making investments in properties, as well as the fact that our properties are under development or being repositioned and have not yet stabilized. In addition, certain acquisition expenses funded from offering proceeds, as well as, depreciation and amortization expense, substantially reduced our income. Our operating costs to date have been primarily funded with offering proceeds. We cannot assure you that we will be profitable in the future, that our properties will stabilize and produce sufficient income to fund our operating expenses, or that we will realize growth in the value of our assets.

We may pay distributions from sources other than our cash flow from operations or funds from operations.

Due to the nature of our investment strategy, we expect to generate little, if any, cash flow from operations or funds from operations until we make substantial investments and our investments stabilize. Further, to the extent we invest in development or redevelopment projects, or in properties requiring significant capital, our ability to make cash distributions may be negatively affected, especially during our early stages of operations. Accordingly, until such time as we are generating operating cash flow or funds from operations, we may determine to continue to make stock distributions in lieu of cash distributions. However, we may also elect to pay cash distributions and pay all or a portion of any such cash distributions from sources other than net operating cash flows, such as cash flows generated from financing activities, a component of which may include the proceeds of our offerings, and borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of our offerings to pay distributions. To the extent we use sources of cash flow other than cash flow from operations or funds from operations to pay distributions, we will have less capital available to invest in properties and other real estate-related assets and the book value per share may decline. Further, distributions that exceed cash flow from operations or funds from operations may not be sustainable. If offering proceeds are used to fund distributions, earlier investors may benefit from the investments made with funds raised later in the offering, while later investors may not benefit from all of the net offering proceeds raised from earlier investors.

We are uncertain of our sources for funding of future capital needs.

Other than our equity offerings and mortgage loans associated with property acquisitions, neither we nor our Advisor has any established financing sources. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we may not achieve our investment objectives.

We will consider capital reserves on a property-by-property basis, as we deem appropriate to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty experienced in recent years by domestic and international financial markets (most visibly within, but not exclusive to, the “subprime” mortgage lending sector of the credit market), liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Although we expect to use leverage with respect to our investments and may undertake subsequent offerings of our capital stock, there can be no guarantee that these sources will be available to use. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding other than our Follow-On Offering and existing mortgage loans. Although our Advisor has relationships with various lenders and we anticipate commencing our Follow-On Offering, we cannot assure you that sources of funding will be available to us for potential capital needs in the future.

Changes in accounting pronouncements could materially impact our reported financial performance.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Specifically, FASB is currently considering changes to accounting standards for accounting for leases. Due to the fact that such standards impact how we account for our properties, as well as revenues and expenses relating to our leases, changes to the current standards could have a material impact to our financial conditions or results of operations particularly relating to commercial properties such as Gwinnett Center. Similarly, these changes could have a material impact on our nonresidential tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants of our commercial properties may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could make it more difficult for us to enter into leases on terms we find favorable and impact the distributions to stockholders.

We are subject to federal securities laws relating to our public communications. If any of our public communications are held to be in violation of such laws, we could be subject to potential liability.

From time to time, we or our representatives make public statements relating to our business and its prospects. Such communications are subject to federal securities laws. In the event that one or more of our communications is claimed to have been made in violation of Section 5 of the Securities Act of 1933, as amended, we expect that we would contest such claim. Nevertheless, there is a risk that we could be subject to potential liability with respect to any such Section 5 claim, and such liability may adversely affect our operating results or financial position.

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

We rely upon our Advisor, including its investment committee, our Property Manager and the executive officers and employees of entities affiliated with CNL, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored by CNL or our sponsor, one of which is Global Income Trust, Inc., and they may have other business interests as well. One of our directors,

James M. Seneff, Jr., is also a director of other real estate investment programs sponsored by CNL or our sponsor, including Global Income Trust, Inc. We have the same executive officers in common with Global Income Trust, Inc. Additionally, our Advisor and the advisor to Global Income Trust, Inc. have the same managers, executive officers and investment committee members in common. We currently anticipate that our executive officers and the executive officers of our Advisor that are common to both our Advisor and the advisor of Global Income Trust, Inc., will, on average, devote approximately one-third of their time to our business and operations, approximately one-third of their time to the business and operations of Global Income Trust, Inc., and the balance of their time will be devoted to other real estate programs sponsored by CNL, our sponsor, or their affiliates. It is also intended that the managers of our Advisor (who are not also executive officers of our Advisor) and the Advisor’s representatives on its investment committee will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Other real estate investment programs sponsored by CNL or our sponsor use certain investment strategies that are similar to ours, and our Advisor and its affiliates, and their and our executive officers, will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL or our sponsor may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL or our sponsor also sponsor three other public non-traded active real estate investment programs that focus on commercial real estate, one of which, Global Income Trust, Inc., also has a global investment strategy. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL or our sponsor and managed by the same persons who are executive officers and employees of our Advisor or its affiliates. We cannot assure you that properties we want to acquire will be allocated to us in this situation. Neither CNL nor our sponsor is required to allocate any prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL or our sponsor. We also may be precluded from certain investment opportunities. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL or our sponsor own properties. If one of such other programs sponsored by CNL or our sponsor attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. You will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making your investment.

The sub-advisors engaged by our Advisor to assist in identifying and acquiring international investments will have competing demands on their time and are not obligated to offer any investments to us.

We may compete with existing and/or future programs sponsored by affiliates of our other sub-advisors, MREAS Advisory and MGPA Advisory, for the acquisition of commercial properties and other investments. Representatives of MREAS Advisory and MGPA Advisory may serve as members of the Advisor’s investment committee, including those who are also executive officers and employees of other Macquarie or MGPA entities, and who are also representatives of sub-advisors to Global Income Trust, Inc. In such event, the representative of MREAS Advisory and MGPA Advisory, as applicable, must determine if their respective affiliates’ sponsored programs or our company, or Global Income Trust, Inc., should invest in a real property or other asset, or enter into a joint venture or co-ownership arrangement for the acquisition of specific investments. Although MREAS Advisory and MGPA Advisory may locate and present investment opportunities to us, neither they nor their respective affiliates are required to present any investment opportunity to us.

Our Advisor and its affiliates, including all of our executive officers and our affiliated directors, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We may pay substantial fees to our Advisor (including its sub-advisors) and affiliates, the managing dealer of our offerings and our Property Manager. These fees could influence their advice to us, as well as the judgment of affiliates of our Advisor performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and related parties;

•	additional public offerings of equity by us, which entitle CNL Securities Corp., as managing dealer, to fees and our Advisor to reimbursement of organizational and offering related expenses;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions from third parties, which entitle our Advisor to investment services fees and asset management fees;

•	borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor;

•	refinancing debt, which may entitle our Advisor or its affiliates to receive a financing coordination fee in connection with assisting in obtaining such financing;

•	whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to our Advisor or its affiliates to purchase the assets and operations of our Advisor, its affiliates and related parties performing services for us;

•	the listing of, or other liquidity event with respect to, our shares, which may entitle our Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

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

We may internalize management functions provided by our Advisor, our Property Manager and their respective affiliates. Our board of directors may decide in the future to acquire assets and personnel from our Advisor, our Property Manager or their affiliates for consideration that would be negotiated at that time. There can be no assurances that we will be successful in retaining our Advisor’s key personnel in the event of an internalization transaction. In the event we were to acquire our Advisor or our Property Manager, we cannot be sure of the form or amount of consideration or other terms relating to any such acquisition, which could take many forms, including cash payments, promissory notes and shares of our stock. The payment of such consideration could reduce the percentage of our shares owned by persons who purchase shares in this offering and could reduce the net income per share and funds from operations per share attributable to your investment.

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

Our strategy for acquiring properties focuses on acquisitions of commercial properties that we believe may have possibilities for capital appreciation, such as properties to be developed or under development, properties requiring repositioning or redevelopment, properties located in markets undergoing positive changes or facing time-sensitive deadlines, properties that require application of a new leasing or management strategy and properties with deferred maintenance needs. These properties are typically riskier than stabilized properties or properties located in stable markets or markets that have validated their growth opportunities. There is no assurance that we will be able to select appropriate markets or property types to affect our strategy and there is a risk that our properties would experience declines in value.

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

The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

•	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we will own;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•	changes in supply of, or demand for, similar or competing properties in a geographic area;

•	an inability to acquire and finance, or refinance, if applicable, properties on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, land use and zoning laws;

•	vacancies or inability to rent space on favorable terms;

•	acts of God, such as earthquakes, floods and hurricanes;

•	inability to collect rents from tenants;

•	discretionary consumer spending and changing consumer tastes; and

•	periods of high interest rates and negative capital market conditions.

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

Should capitalization rates increase, the value of our existing multifamily portfolio could decline, or if costs of developing a multifamily asset increase, we may not achieve as high of return on our multifamily development properties as anticipated.

We are investing in multifamily assets. As of December 31, 2012, approximately 88% of our net real estate assets were multifamily properties, including properties under development. In connection with the credit market disruptions and economic slowdown, there is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate asset) in major U.S. markets for multifamily communities rose in 2008 and through most of 2009. However, as the economy began to stabilize and multifamily real estate fundamentals improved, the multifamily sector experienced a decline in capitalization rates for most of 2010 and 2011. Although capitalization rates appeared to have stabilized in 2012, there could be economic and real estate factors which could lead to an increase in capitalization rates. If capitalization rates increase, we would expect declines in the pricing of assets upon sale or at the time of a valuation. If we were required to sell investments into such market, we could experience a decrease in the value of our investments.

In some domestic markets, there is a spread between capitalization rates on stabilized multifamily assets and the return on cost at which new multifamily assets can be developed. The opportunity to develop at higher returns on cost enables us to potentially produce higher levels of net operating income than had we bought a stabilized multifamily property at a lower anticipated return. However, if capitalization rates increase, we would expect the value of our current investments to decline. In addition, if costs of developing a multifamily asset increase, there could be less arbitrage between the costs to develop versus the price to purchase stabilized multifamily properties; therefore, we may not experience as high of return on our multifamily development properties as anticipated.

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

Increased unemployment in markets in which we have acquired or intend on acquiring multifamily properties could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	A decline in household formation;

•	Rental of fewer units as a result of renters’ decision to share rental units;

•	A reduced demand for higher-rent units, such as those of high quality multifamily communities;

•	The inability or unwillingness of residents to pay rent increases; and

•	Increased rent collection losses.

If employment levels remain flat or do not improve, our properties may not perform as anticipated and we may not realize growth in the value of our multifamily properties.

As a result of limited geographic diversification of our properties, our operating results and the value of our real estate assets may be affected by economic changes that have an adverse impact on the real estate market in those areas.

All of our properties purchased to date are located in the southeastern and sunbelt regions of the United States and we foresee additional opportunities in these regions. As a result of this limited geographic diversification, our operating results, amounts available for cash distributions to stockholders and the value of our real estate assets are likely to be impacted by economic changes affecting the real estate markets in that area. Your investment will be subject to greater risk to the extent that we lack a geographically diversified portfolio.

Concentration of our portfolio in the multifamily sector may leave our profitability vulnerable to a downturn or slowdown in such sector.

We have, and expect to continue to have, a substantial majority of our portfolio invested in multifamily properties. As a result, we will be subject to risks inherent to investments in a single real estate sector. With our investments substantially in multifamily, the potential effects on our revenues resulting from a downturn or slowdown in the multifamily sector will be more significant than if we had a more diversified portfolio.

Increased development of similar multifamily properties that compete with our properties in any particular location could adversely affect the operating results of our properties.

We may acquire properties in locations that experience demographic or other shifts that cause increases in the development of multifamily properties that compete with our properties. This increased competition and construction could:

•	Make it more difficult to find tenants to lease units in our multifamily communities; and

•	Drive lower rental prices in order to lease units in our multifamily communities.

As a result, our operating results, as well as the value of our multifamily properties, could be adversely affected by increased competition.

International investments create additional risks.

We may determine to invest in jurisdictions outside the United States. In such event, we anticipate no more than 30% of our investments would be in assets located outside of the U.S. Foreign investments are subject to many of the same risks as domestically located properties as well as additional risks such as:

•	governmental laws, rules and policies, including laws relating to the foreign ownership of real property or mortgages and laws relating to the ability of foreign persons or corporations to remove profits earned from activities within the country to the person’s or corporation’s country of origin;

•	variations in currency exchange rates;

•	changes in relative interest rates;

•	changes in the availability, cost and terms of mortgage funds resulting from varying national economic policies;

•	changes in real estate and other tax rates, the tax treatment of transaction structures and other changes in operating expenses in a particular country where we invest;

•	if our REIT status is not recognized in foreign countries, any income or gains from foreign sources may be subject to foreign taxation, withholding taxes, transfer taxes and value added taxes;

•	any changes in foreign tax laws might have a negative impact to us or our stockholders;

•	lack of uniform accounting standards (including availability of information prepared in accordance with generally accepted accounting principles (“GAAP”);

•	more stringent environmental laws and operational health and safety regulations or changes in such laws;

•	changes in the social stability or other political, economic or diplomatic developments in or affecting a country where we have an investment;

•	high inflation in the countries in which we purchase real estate or make real estate-related investments could increase our expenses and the introduction of governmental actions to curb such inflation, such as price controls, could have unintended and additional adverse consequences to our business;

•	deflationary periods in the countries in which we invest may reduce demand for our assets in those countries, reducing the value of such investments and therefore the returns to us and our stockholders;

•	increased risks if we, our Advisor and its affiliates have only limited experience investing in real property or other investments in a specific country where a property is acquired; and

•	legal and logistical barriers to enforcing our contractual rights.

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

In recent years the global financial markets have experienced pervasive and fundamental disruptions. A disruption in the financial markets or the financial stability of a country often results in a significant negative impact on the financial markets globally. Such disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. economy and the economies of other countries in which we may invest. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry generally or by the local economic conditions in the foreign jurisdictions in which our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, and may affect our ability to pay distributions, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

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

During periods of deflation, the demand for assets in which we have invested could fall, reducing the revenues generated by, and therefore the value of, such investments, resulting in reduced returns to us and our stockholders. Where the operating costs and expenses associated with any such investments do not fall by a corresponding amount, the rate of return to us and our stockholders could be further reduced. As a result, it may be more difficult for leveraged assets to meet or service their debt obligations. Periods of deflation are often characterized by a tightening of money supply and credit, which could limit the amounts available to us with which to acquire or refinance our investments, which would limit the number and size of investments that we may make and affect the rate of return to us and our stockholders. Such economic constraints could also make the real estate assets in which we may invest more illiquid, preventing us from divesting such assets efficiently and so reducing the return to us and our stockholders from such investments.

We will depend on tenants for the majority of our revenue from real property investments, and lease terminations or the exercise of any co-tenancy rights could have an adverse effect.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness and prevent a foreclosure action. If a tenant defaults or declares bankruptcy, we may experience delays in enforcing our rights as a landlord and may be unable to collect sums due under related leases. If a tenant, or a guarantor of a tenant’s lease obligations, is subject to a bankruptcy proceeding, our efforts to collect pre-bankruptcy debts from these entities or their properties may be barred. If a lease is rejected by a tenant in bankruptcy, we may not be entitled to any further payments under the lease. In addition, if we invest in a single-user facility, which is a property designed or built primarily for a particular tenant or a specific type of use, and the tenant of such facility fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.

Increasing vacancy rates for certain classes of real estate assets resulting from disruptions in the financial markets and deteriorating economic conditions could adversely affect the value of assets we acquire in such classes.

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

To date, we have entered into co-venture arrangements with third parties in connection with our investments in multifamily development projects. We expect to continue to enter into joint ventures or other co-ownership arrangements with third parties. We may also purchase and develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer or partner in an investment might become bankrupt;

•	the possibility that a co-venturer or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	the possibility that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	the possibility that because a co-venturer or partner will have competing interests on their time and resources, they may find it difficult to allocate their time between our business and their other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate;

•	the possibility that we may incur liabilities as the result of an action taken by our partner or co-investor; or

•	the possibility that we may not be able to control the management of such assets and such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect your returns.

The nature of the activities at certain properties we own or may acquire will expose us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that may be uninsurable or not economical to insure, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot assure you that we will be able to fund any uninsured losses.

Our operating results may be negatively affected by potential development and construction delays that result in increased costs and risks, which could diminish the return on our investment.

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

In addition, we may invest in unimproved real property. Returns from development of unimproved properties are also subject to risks and uncertainties associated with rezoning the land for development and environmental concerns of governmental entities and/or community groups. Although our intention is to limit any investment in unimproved property to property we intend to develop, any such investment is subject to the risks associated with investments in unimproved real property.

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

We may from time to time commence development activity or make acquisitions outside of property classes that have been the focus of the management of our Advisor or its sub-advisors. The experience of the management of our Advisor or its sub-advisors in existing markets in developing, owning and operating certain classes of property does not ensure that we will be able to operate successfully in new markets, should we choose to enter them, or that we will be successful in new property classes. We may be exposed to a variety of risks if we choose to enter new markets, including an inability of our Advisor or sub-advisors to accurately evaluate local market conditions, obtain land for development, identify appropriate acquisition opportunities or hire and retain key personnel, and a lack of familiarity with local governmental and permitting procedures. In addition, we may abandon opportunities to enter new markets or acquire new classes of property that we have begun to explore for any reason and may, as a result, fail to recover expenses already incurred.

We will not own or control the land in any ground lease properties that we may acquire.

We may acquire property on land owned by a governmental entity or other third party, while we own a leasehold, permit or similar interest. This means that while we have a right to use the property, we do not retain fee ownership in the underlying land. Accordingly, we will have no economic interest in the land or building at the expiration of the ground lease or permit. As a result, we will not share in any increase in value of the land associated with the underlying property. Further, because we do not control the underlying land, the lessor could take certain actions to disrupt our rights in the property or our tenants’ operation of the property or, in the case of a governmental entity, take the property in an eminent domain proceeding.

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

Our properties will generally be subject to the Americans with Disabilities Act of 1990, as amended (or “Disabilities Act”), or similar laws of foreign jurisdictions. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. In addition, with respect to any apartment properties located in the United States, we also must comply with the Fair Housing Amendment Act of 1988, or FHAA, which requires that apartment communities first occupied after March 13, 1991 be accessible to disabled residents and visitors.

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

Certain types of the properties we may acquire typically have short-term leases. For example, leases in multi-family apartment communities generally are for a term of one year or less. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

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

In addition to the limitations in our articles of incorporation, our board of directors has adopted a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have ceased raising capital under our offerings prior to listing, and invested substantially all of our capital. As a result, we may borrow more than 75% of the contract purchase price of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable. Principal and interest payments reduce cash that would otherwise be available for other purposes. Further, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure is generally treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties. In this case, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Instability in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.

We may not be able to continue to obtain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have, in recent years, experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets has resulted in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchase real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracted at the time of our purchases, or the number of parties seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for our investments.

Disruptions in the financial markets could adversely affect the multifamily sector’s ability to obtain financing and credit enhancements from Fannie Mae and Freddie Mac, which could adversely affect us.

The Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”) are government sponsored enterprises that are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for substantial amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the federal government placed both Fannie Mae and Freddie Mac under its conservatorship.

Although Fannie Mae and Freddie Mac remain active multifamily lenders, there is significant uncertainty about their futures. Should Fannie Mae and/or Freddie Mac have their precepts changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new federal regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) make it more difficult for us to secure new takeout financing for current multifamily development projects; (ii) hinder our ability to refinance completed multifamily assets; (iii) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (iv) require us to obtain other sources of debt capital with potentially different terms.

Rising interest rates negatively affect our ability to acquire properties, pay existing debt obligations and refinance our properties.

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our net income could be reduced. In addition, we may incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancing of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

We elected to be treated as a REIT in connection with the filing of our federal tax return for the taxable year ended December 31, 2010. We believe that, commencing with such year, we have been organized, have operated, and are continuing to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. However, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, and through actual operating results, requirements regarding the type of assets we own, and other tests imposed by the Code. Qualification as a REIT is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. Accordingly, there is no assurance that we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

If we fail to qualify as a REIT for any taxable year, (i) we will be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income for that year at regular corporate rates, (ii) unless entitled to relief under relevant statutory provisions, we will be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status, and (iii) we will not be allowed a deduction for distributions made to stockholders in computing our taxable income. Losing our REIT status would reduce our net earnings available for distribution to stockholders because of the additional tax liability. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Our investment strategy may cause us to incur penalty taxes, lose our REIT status, or own and sell properties through TRSs, each of which would diminish the return to our stockholders.

The sale of one or more of our properties may be considered prohibited transactions under the Code. Any “inventory-like” sales would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% penalty federal tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to mitigate the 100% penalty tax if we acquired the property through a TRS or acquired the property and transferred it to a taxable REIT subsidiary (“TRS”) for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors. In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax, thereby reducing the amount of cash available for investment by us or distribution to stockholders. If a property is acquired or subsequently transferred to a TRS, the taxable income, including gain, will be subject to federal corporate tax and potentially state and local income taxes. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction.

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

Income received in the nature of rental subsidies or rent guarantees, in some cases, may not qualify as rental income from real estate and could be characterized by the Internal Revenue Service as non-qualifying income for purposes of satisfying the 75% and 95% gross income tests required for REIT qualification. If the aggregate of non-

qualifying income in any taxable year ever exceeded 5% of our gross revenues for such year, we could lose our REIT status for that taxable year and the four taxable years following the year of losing our REIT status.

You may have current tax liability on cash distributions you elect to reinvest in our common stock.

If our board of directors determines to pay distributions in cash and you participate in our distribution reinvestment plan, you will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, you will be treated for tax purposes as having received an additional distribution to the extent the reinvested shares are purchased at a discount to fair market value. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the shares of common stock received.

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

We may acquire real property or other real estate-related assets located outside the United States and may invest in stock or other securities of entities owning real property or other real estate-related assets located outside the United States. As a result, we may be subject to foreign (i.e., non-U.S.) income taxes, trade taxes, value-added taxes, stamp taxes, real property conveyance taxes, withholding taxes and other foreign taxes or similar impositions in connection with our ownership of foreign real property or foreign securities. The country in which the real property is located may impose such taxes regardless of whether we are profitable and in addition to any U.S. income tax or other U.S. taxes imposed on profits from our investments in such real property or securities. If a foreign country imposes income taxes on profits from our investment in foreign real property or foreign securities, we and you will not be eligible to claim a foreign tax credit on our and your U.S. federal income tax returns to offset the income taxes with the taxes paid to the foreign country, and the imposition of any foreign taxes in connection with our ownership and operation of foreign real property or our investment in securities of foreign entities will reduce the amounts distributable to you. Similarly, the imposition of withholding taxes by a foreign country will reduce the amounts distributable to you. We expect the organizational costs associated with non-U.S. investments, including costs to structure the investments so as to minimize the impact of foreign taxes, will be higher than those associated with U.S. investments. Moreover, we may be required to file income tax or other information returns in foreign jurisdictions as a result of our investments made outside of the United States. Any organizational costs and reporting requirements will increase our administrative expenses. You are urged to consult with your own tax advisors with respect to the impact of applicable non-U.S. taxes and tax withholding requirements on an investment in our common stock.

If we make foreign investments, we could be subject to changes in foreign tax or other laws, as well as to changes in U.S. tax laws, and such changes could negatively impact our returns from any particular investment.

We may determine to make investments in real estate located outside of the United States. In such event, such investments are expected to be structured to minimize non-U.S. taxes, and generally include the use of holding companies. Our ownership, operation and disposition strategy with respect to non-U.S. investments will take into account foreign tax considerations. For example, it is typically advantageous from a tax perspective in non-U.S. jurisdictions to sell interests in a holding company that owns real estate rather than the real estate itself. Buyers of such entities, however, will often discount their purchase price by any inherent or expected tax in such entity. Additionally, the pool of buyers for interests in such holding companies is typically more limited than buyers of direct interests in real estate, and we may be forced to dispose of real estate directly, thus potentially incurring higher foreign taxes and negatively affecting the return on the investment.

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

Although REITs continue to receive more favorable tax treatment than entities taxed as corporations (i.e. a deduction for dividends paid is afforded REITs), it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our articles of incorporation provide our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders in accordance with the Maryland General Corporation Law and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

Even if we remain qualified as a REIT, we are subject to some federal, foreign and state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income and franchise taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; (vii) tax on capital gains retained, and (viii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT.

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

We may also decide to retain income we earn from the sale or other disposition of our assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. Any such taxes incurred will reduce the amount of cash available for distribution.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

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

Our ability to issue preferred stock may include a preference in distributions superior to our common stock and to issue preferred stock or additional common stock also may deter or prevent a sale of shares of our common stock in which you could profit.

Stockholders do not have preemptive rights to any shares we may issue in the future. Our articles of incorporation authorize our board of directors to issue up to 200,000,000 shares of preferred stock. Our board of directors has the discretion to establish the preferences and rights, including a preference in distributions superior to our common stockholders, of any issued preferred stock. If we authorize and issue preferred stock with a distribution preference over our common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders which may reduce the amount available to common stockholders.

Our board of directors also may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. In addition, under certain circumstances, the issuance of preferred stock or additional shares of common stock may render more difficult or tend to discourage:

•	a merger, offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; or

•	the removal of incumbent management, including our advisor and property manager.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2012, we owned the following seven properties:

Name and Location	Date Acquired	Description	Rentable Square Footage or Units upon Completion	Purchase Price or Development Costs Incurred(1) (in millions)	Encumbrances at December 31, 2012 (in millions)	Ownership Interest(2)	Occupancy at December 31, 2012	Average Effective Monthly Rent as of December 31, 2012(7)
Long Point Property(3) Mount Pleasant, South Carolina	5/20/11	Multifamily development	258 units	$27.9	$21.2	95%	92%	$1,284 per unit
Gwinnett Center(4) Duluth, Georgia	10/17/11	Multi-tenant three building office complex	263,742 sq. ft.	14.1	7.7	100%	47%	$1.28 per sq. ft.
Whitehall Property(5) Charlotte, NC	2/24/12	Multifamily development	298 units	22.8	12.2	95%	5%	n/a
Crosstown Property(6) Tampa ,FL	3/27/12	Multifamily development	344 units	16.1	3.4	60%	n/a	n/a
Circle Alexander Village Property(6) Charlotte, NC	11/27/12	Multifamily development	320 units	3.7	—	60%	n/a	n/a
Aura Castle Hills Property(6) Lewisville, TX	11/30/12	Multifamily development	316 units	6.7	—	54%	n/a	n/a
Aura Grand Corner Property(6) Katy, TX	12/20/12	Multifamily development	291 units	4.2	—	90%	n/a	n/a

				$95.5	$44.5

FOOTNOTES:

(1)

The purchase price for Gwinnett Center excludes investment services fee and other acquisition expenses incurred by us. For our multifamily development properties, amount shown represents development costs incurred as of December 31, 2012, excluding investment services fee and other acquisition expenses, interest and other items incurred and capitalized by us outside of the joint venture.

(2)

Properties in which we do not own 100% of the ownership interests were acquired through joint ventures with unaffiliated third parties. In each of our joint venture arrangements, our joint venture partner or its affiliates manage the development, construction and/or certain day-to-day operations of the property. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property, will be distributed pro rata until the members of the joint venture receive a specified minimum return on their invested capital and the return of their invested capital, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining sale proceeds at varying levels based on our having received certain minimum threshold returns. For the properties owned as of December 31, 2012, we have determined that the six joint ventures are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the six joint ventures are consolidated in our financial statements.

(3)

The Long Point Property, a 258-unit Class A garden-style apartment development project on approximately 32.5 acres, and the first of our multifamily development projects, was completed in November 2012. As of December 31, 2012, the property was approximately 92% occupied and approximately 94% leased. We anticipate that the property will be stabilized and fully leased by the end of the first quarter of 2013. Because we anticipate the property achieving a stabilized occupancy of 94% eight months in advance of our original expectations, we anticipate total revenues of the property in 2013 will be approximately $4.3 million. This is 57% higher than our original 2013 projections. Per unit rental rates have averaged $1,284 per month to date, a 16.7% increase over our original expectation for this stage.

(4)

Gwinnett Center is a three office building complex that was a lender owned, or “REO” property, which we were able to acquire at a substantial discount to its replacement cost. Our investment objective for Gwinnett Center is to increase net operating income through the lease-up of expiring leases and existing vacancies, and to reposition the property.

(5)

The Whitehall Property was under development as of December 31, 2012. The joint venture that acquired this property also entered into a development agreement with a maximum development budget of approximately $29.7 million. The purchase price of the land related to the Whitehall Property was $2.9 million. As of December 31, 2012, the property was approximately 5% occupied, and approximately 20% leased. Development is expected to be completed in the second quarter of 2013.

(6)	The following presents information on our other multifamily properties that were under development as of December 31, 2012:

Name	Purchase Price of Land (in millions)	Development Budget (in millions)	Estimated Completion Date
Crosstown Property	$4.4	$37.1	Q4 2013
Circle Alexander Village Property	2.4	33.6	Q2 2014
Aura Castle Hills Property	4.5	34.9	Q2 2014
Aura Grand Corner Property	3.0	31.8	Q3 2014

	$14.3	$137.4

(7)

Once construction is completed and leasing commences for our multifamily properties, the average effective monthly rent per unit is calculated based on the current, in-place monthly base rent for leases including the impact of rent abatements, concessions or rent credits. For other commercial properties, average effective monthly rent for the property is calculated by annualizing the then current, in-place monthly base rent for leases including the impact of rent abatements, concessions or rent credits, and excludes tenant reimbursements, straight-line rent adjustments and amortization of above- and below-market lease intangibles.

Future Lease Payments

The following table presents the future minimum lease rental payments due to us for each of the next five years and thereafter, in aggregate, under non-cancelable leases at Gwinnett Center as of December 31, 2012:

2013	$1,944,498
2014	1,857,460
2015	1,628,894
2016	1,366,824
2017	753,971
Thereafter	86,712

$7,638,359

Certain of our tenants have the right, upon the payment of a termination fee, to terminate their lease on a specified date prior to the original lease termination date. The future minimum lease payments presented above assume that these tenants will not exercise such rights, unless we have received notification of such in accordance with the terms of the applicable lease.

Leases associated with our multifamily development projects are not included in the above table because they are generally cancelable with 30 days’ notice.

Portfolio Lease Expirations

The following table presents lease expirations for non-cancelable leases at Gwinnett Center as of December 31, 2012:

Year of Expiration(1)	Number of Expiring Leases	Annualized Base Rent(2)	Percentage of Annualized Base Rents Expiring	Leased Rentable Square Feet Expiring	Percentage of Portfolio Leased Rentable Square Feet Expiring
2013(3)	7	$202,566	8.9%	12,413	10.2%
2014	9	312,492	13.7%	17,248	14.2%
2015	6	199,856	8.8%	11,033	9.1%
2016	3	648,780	28.5%	31,978	26.4%
2017	2	325,994	14.3%	16,647	13.7%
Thereafter	5	586,651	25.8%	31,999	26.4%

	32	$2,276,339	100.0%	121,318	100.0%

FOOTNOTES:

(1)	Represents current lease expirations and does not take into consideration lease renewals available under existing leases at the option of the tenants.
(2)

Represents the base rent, excluding tenant reimbursements, in the final month prior to expiration multiplied times 12. Tenant reimbursements generally include payment of real estate taxes, operating expenses and common area maintenance and utility charges.

(3)

For 2013, there are seven leases for a total of approximately 12,413 square feet scheduled to expire at the Gwinnett Center, with average annual rent of $16.32 per square foot. We estimate current market rates for the Gwinnett Center to be approximately $16 per square foot. We acquired the Gwinnett Center at a time when it was experiencing vacancies and a decline in demand. We expect to continue our efforts in repositioning the property in the market and improving occupancy.

Geographic Concentration of Our Real Estate Portfolio

As of December 31, 2012, all our properties were located in the southeastern and sunbelt regions of the U.S., including two properties in Texas and two in North Carolina.

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

As of December 31, 2012, the public offering price per share of our common stock was $10.00. We determined the price per share based upon the price we believed investors would pay for the shares and certain other considerations.

In order to assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in our Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that, as of December 31, 2012, we were conducting an initial public offering of our shares at the price of $10.00 per share to third-party investors through arms-length transactions. However, since there is no established public trading market for the shares at this time, there can be no assurance that our stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock, or that they will be able to receive such amount for their shares of our common stock in the future. Moreover, the fixed offering price for shares of our common stock offered in the Offering has not been based on appraisals for any assets we currently own or may own. Therefore, the fixed offering price does not necessarily represent the amount stockholders would receive if our assets were sold and the proceeds distributed to our stockholders in a liquidation, which amount may be less than $10.00 per share.

For so long as we are offering shares of our common stock in our Offering or a subsequent offering, we intend to use the most recent offering price as the estimated per share value. We will continue to use the most recent offering price as the estimated per share value until 18 months following the date on which the most recently completed offering has expired or been terminated. Following such 18-month period, the estimated per share value will be based upon a valuation. Such valuation may be performed by our management or a person independent of us and of the Advisor or a combination of both. Such valuation may be based upon a number of assumptions that may prove to be inaccurate or incomplete. See Item 1A. “Risk Factors – Company Related Risks. Until 18 months after we have completed our offering stage, we expect to use the price paid to acquire a share of our common stock in our most recent offering as the estimated per share value of our shares. Even when determining the estimated per share value of our common stock from and after 18 months after completion of our offering stage, the estimated per share value of our shares will be based upon a number of assumptions that may not be accurate or complete.”

As of December 31, 2012, we had raised approximately $67.6 million (6.8 million shares) pursuant to our Offering. In addition, during the period January 1, 2013 through March 12, 2013, we received additional subscription proceeds of approximately $10.6 million (1.1 million shares) from our Offering. As of March 12, 2013, we had 2,505 common stockholders of record.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the past three years.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. On June 24, 2010, our board of directors authorized a distribution policy providing for a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year). Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, our board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represents an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly. Effective October 1, 2012, the shares pursuant to this policy will be issued on or before the last business day of the applicable quarter.

The following table presents total stock distributions declared and issued and FFO for each quarter in the years ended December 31, 2012 and 2011:

Periods	Share Distribution Declared per Share Held	Stock Distributions Declared (Shares) (1) (2)	Stock Distributions Declared (at the Current Offering Price of $10.00 per Share)	FFO (3)
2012 Quarter
First	0.000219178 per day	93,403	$934,030	$(405,626)
Second	0.000219178 per day	112,444	1,124,440	(630,069)
Third	0.000219178 per day	128,554	1,285,540	(310,209)
Fourth	0.006666667 per month	138,061	1,380,610	(526)

Total		472,462	$4,724,620	$(1,346,430)

2011 Quarter
First	0.000219178 per day	32,758	$327,580	$(278,593)
Second	0.000219178 per day	49,658	496,580	(309,574)
Third	0.000219178 per day	64,870	648,700	(442,097)
Fourth	0.000219178 per day	76,606	766,060	(686,439)

Total		223,892	$2,238,920	$(1,716,703)

FOOTNOTES:

(1)	Represents amount of shares declared and distributed, including shares issued subsequent to the applicable quarter end.
(2)

The distribution of new common shares is non-taxable to the recipients when issued. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.

(3)	See reconciliation of funds from operations in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations.”

We currently intend to continue to declare stock distributions to our stockholders although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. The amount of each distribution will be generally based on such factors as expected and actual net cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors including an objective of maintaining predictable distributions.

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

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering our Offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC. The Offering commenced and is ongoing to no later than April 7, 2013. On October 5, 2012, we filed a registration statement on Form S-11 (Registration No. 333-184308) with the SEC in connection with our proposed Follow-On Offering of up to $200 million in shares of common stock, including shares to be issued pursuant to our distribution reinvestment plan. As of the date of this filing, the registration statement for the Follow-On Offering had not been declared effective by the SEC.

The Follow-On Offering will not commence until the current Offering is terminated and is expected to close on or before December 31, 2013. The terms of the Follow-On Offering are expected to be substantially the same as our current Offering, except for the maximum share amount and the shortened duration; however, our board may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the termination date of the offering or determine not to commence the offering.

We intend to use the net proceeds of our offerings to invest in a portfolio of growth-oriented real estate. The use of proceeds from our Offering and borrowings were as follows as of December 31, 2012:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	6,770,043

Aggregate offering price of amount sold	$67,556,843
Offering expenses(3)	(9,899,323)	$(6,551,870)	$(3,347,453)

Net offering proceeds to the issuer after deducting Offering expenses	57,657,520
Proceeds from borrowings, net of loan costs	42,896,320

Total net offering proceeds and borrowings	100,553,840
Purchases of and additions to real estate assets (4)	(79,221,522)		(79,221,522)
Payment of investment services fees and acquisition expenses	(3,462,848)	(2,728,008)	(734,840)
Payment of lease costs	(294,441)		(294,441)
Redemptions of common stock	(104,494)		(104,494)
Payment of operating expenses (5)	(2,474,228)	(1,343,401)	(1,130,827)

Unused proceeds from the Offering and borrowings	$14,996,307

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)	Excludes amounts funded with capital contributions from noncontrolling entities.
(5)

Due to the fact we are in our acquisition phase and we have not acquired a substantial amount of assets, in addition to the growth-oriented nature of our assets, we have used Offering proceeds to fund a portion of operating expenses paid to date. The amount of operating expenses paid to affiliates includes board fees to our independent directors, asset management fees on operating properties, property management fees and reimbursement of personnel costs of the Advisor for amounts incurred on our behalf. Operating expenses to unrelated third parties initially paid by the Advisor and reimbursed by us are included in the Payment to Others column for purposes of this presentation. The above table is on a cash basis and therefore does not include amounts incurred but unpaid to the Advisor for the period presented.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay a portion of our operating expenses from our net proceeds from our Offering.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We have adopted a share redemption plan that allows a stockholder who holds shares for at least one year to request that we redeem between 25% and 100% of its shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the aggregate number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	if we elect to redeem shares, some or all of the proceeds from the sale of shares, if any, under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

•	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period; and

•	redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

During the period of any public offering, the redemption price will not exceed the then current public offering price for our shares (other than the price at which shares are sold under our distribution reinvestment plan). Shares issued as stock distributions pursuant to our stock distribution policy shall be deemed to have a purchase price equal to the then current public offering price in effect on the date such shares are issued. The holding period for shares issued as stock distributions shall commence on the date such shares are issued. During the year ended December 31, 2012 we received and accepted five redemption requests for 65,046 shares of common stock at an average redemption price of $9.41 per share for approximately $0.6 million, of which $0.5 million was paid in January 2013. Redemptions were funded with Offering proceeds. We did not receive any redemption requests as of December 31, 2011. Shares redeemed are retired and not available for reissue.

In the event our board of directors determines to not commence our Follow-On Offering or, if commenced, we do not receive significant proceeds from such offering, we anticipate we will not have sufficient proceeds to fund redemption requests. Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between October 1, 2012 and December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2012 through October 31, 2012	—	—	—	278,328
November 1, 2012 through November 30, 2012	—	—	—	289,861
December 1, 2012 through December 31, 2012	53,749	$9.45	53,749	247,869	(1)

Total	53,749		53,749

FOOTNOTE:

(1)

This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use proceeds, if any, from our distribution reinvestment plan, and up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for Global Growth Trust, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2012	2011	2010(¹)	2009
Operating Data:
Revenues	$3,322,833	$391,714	$—	$—
Operating loss	(3,137,416)	(2,009,566)	(1,402,979)	—
Net loss attributable to common stockholders	(3,123,952)	(2,009,251)	(1,402,979)	—
Net loss per share (basic and diluted)	(0.50)	(0.58)	(0.97)	—
Weighted average number of shares of common stock outstanding (basic and diluted)(2)	6,258,298	3,435,353	1,439,082	—
Net cash used in operating activities	(869,890)	(1,267,166)	(836,067)	—
Net cash used in investing activities	(70,705,796)	(21,432,479)	—	—
Net cash provided by financing activities	68,539,209	30,562,967	10,805,908	—
Other Data:
Funds from operations (“FFO”)(3)	$(1,346,430)	$(1,716,703)	$(1,402,979)	$—
FFO per share	(0.22)	(0.50)	(0.97)	—
Properties owned at the end of period(4)	7	2	—	—

	As of December 31,
	2012	2011	2010	2009
Balance Sheet Data:
Real estate assets, net	$96,124,219	$20,079,137	$—	$—
Cash and cash equivalents	14,996,307	18,032,784	10,169,462	199,621
Total assets	114,932,657	41,386,584	10,192,459	364,500
Long-term debt obligations	44,479,650	7,178,984	—	—
Total liabilities	54,486,017	9,940,723	640,464	164,500
Noncontrolling interests	9,849,660	357,300	—	—
Total equity	60,446,640	31,445,861	9,551,995	200,000

FOOTNOTES:

(1)

Significant operations commenced on April 26, 2010 when we received the minimum offering proceeds and funds were released from escrow. The results of operations for the year ended December 31, 2010 include only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.

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

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO.

The following table presents a reconciliation of net loss to FFO for the years ended December 31:

	2012	2011	2010
Net loss attributable to common stockholders	$(3,123,952)	$(2,009,251)	$(1,402,979)
Adjustments:
Depreciation and amortization (including amortization of in-place lease intangible assets), net of amounts attributable to noncontrolling interests	1,777,522	292,548	—

FFO	$(1,346,430)	$(1,716,703)	$(1,402,979)

Weighted average number of shares of common stock outstanding (basic and diluted)	6,258,298	3,435,353	1,439,082

Net loss per share (basic and diluted)	$(0.50)	$(0.58)	$(0.97)

FFO per share (basic and diluted)	$(0.22)	$(0.50)	$(0.97)

(4)	As of December 31, 2012 and 2011, five and one of the properties owned at the end of the year, respectively, were under development.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Global Growth Trust, Inc. was organized as a Maryland corporation on December 12, 2008 and has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “us,” “we,” “our,” “our Company” and “Global Growth Trust, Inc.” include Global Growth Trust, Inc. and each of its subsidiaries.

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Offering”). As of December 31, 2012, we had received total offering proceeds of approximately $67.6 million (6.8 million shares) in connection with this Offering. During the period January 1, 2013 through March 12, 2013, we received additional subscriptions proceeds of approximately $10.6 million (1.1 million shares) from our Offering.

On October 5, 2012, we filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock, including shares to be issued pursuant to our distribution reinvestment plan (the “Follow-On Offering”). In conjunction with filing the Follow-On Offering, we extended our current Offering to the earlier of the date the Follow-On Offering is declared effective or April 7, 2013. As of the date of this Form 10-K, the registration statement for the Follow-On Offering had not been declared effective by the SEC.

The Follow-On Offering will not commence until the current Offering is terminated and is expected to close on or before December 31, 2013. The terms of the Follow-On Offering are expected to be substantially the same as our current Offering, with the exception of the maximum offering amount and the duration of the offering; however, our board may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the termination date of the offering or determine not to commence the offering.

Our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager.

Overview of Current Asset Allocation

Although we have a broad investment strategy, in implementing our strategy, we will focus on locations and sectors that we believe currently offer attractive investment opportunities. Based on current domestic and international market conditions and investment opportunities, we have focused and expect in the near term to continue to focus primarily on multifamily development properties located in the United States, although we may also acquire properties in other real estate sectors, as well as other classifications of commercial real estate property. In addition, depending on future investment opportunities that arise, we may determine to invest up to 30% of our assets in properties located outside the United States. To date, all of our property acquisitions and properties identified as potential investment opportunities are located in the United States.

Investment Focus on Multifamily Development

Since inception, our Advisor and global sub-advisors have targeted assets believed to have significant potential for capital growth. As of December 31, 2012, we have made investments in six multifamily development projects in the southeastern and sunbelt regions of the U.S., in addition to a three-building office complex outside Atlanta, Georgia. We believe that multifamily development in the United States represents a unique near-term opportunity. There remains significant consumer demand for newly-constructed multifamily units. In addition, investor demand for stabilized multifamily operations has driven prices up particularly in major markets. A compelling arbitrage opportunity exists for those with capital, relationships, and expertise to develop and operate new units. We intend to build on the success of our initial multifamily projects by continuing to capitalize on this supply/demand imbalance while monitoring for any shift in fundamental return metrics.

Characteristics of Multifamily Properties in Which We Expect to Invest

In selecting multifamily development opportunities, we have focused and continue to focus on:

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

However, we currently expect to direct a substantial majority of our capital from our offerings to U.S. multifamily development projects.

Our Real Estate Portfolio

Our existing real estate portfolio consisted of the following acquired properties as of December 31, 2012:

Property Name and Location	Type	Ownership Interest (1)	Date Acquired	Contract Purchase Price (in millions)(2)	Total Development Budget (in millions)(3)	Rentable Square Footage and Units Upon Completion		Occupancy at December 31, 2012
Long Point Property(4) Mount Pleasant, SC	Multifamily Development	95%	05/20/11	$3.6	$28.6	258 units	(4)	92	%(4)
Gwinnett Center(5) Duluth, GA	Office	100%	10/17/11	14.1	18.3	263,742 sq. ft.		47	%(5)
Whitehall Property(6) Charlotte, NC	Multifamily Development	95%	02/24/12	2.9	29.7	298 units		5	%(6)
Crosstown Property(7) Tampa, FL	Multifamily Development	60%	03/27/12	4.4	37.1	344 units		n/a
Circle Alexander Village Property (7) Charlotte, NC	Multifamily Development	60%	11/27/12	2.4	33.6	320 units		n/a
Aura Castle Hills Property(7) Lewisville, TX	Multifamily Development	54%	11/30/12	4.5	34.9	316 units		n/a
Aura Grand Corner Property (7) Katy, TX	Multifamily Development	90%	12/20/12	3.0	31.8	291 units		n/a

				$34.9	$214.0

FOOTNOTES:

(1)

Properties in which we do not own 100% of the ownership interests were acquired through joint ventures with unaffiliated third parties. In each of our joint venture arrangements, our joint venture partner or its affiliates manage the development, construction and/or certain day-to-day operations of the property. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, proceeds from a capital event, such as a sale of the property generally will be distributed pro rata until the members of the joint venture receive a specified minimum return on their invested capital and the return of their invested capital, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining sale proceeds at varying levels based on our having received certain minimum threshold returns. For the properties owned as of December 31, 2012, we have determined that the six joint ventures are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the six joint ventures are consolidated in our financial statements.

(2)

Purchase price of Gwinnett Center excludes acquisition fees and expenses. For all other properties, contract purchase price generally relates to the price of the parcel that has been or is being developed.

(3)

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

(4)

The Long Point Property, a 258-unit Class A garden-style apartment development project on approximately 32.5 acres, and the first of our multifamily development projects, was completed in November 2012. As of December 31, 2012, the property was approximately 92% occupied and approximately 94% leased. We anticipate that the property will be stabilized and fully leased by the end of the first quarter of 2013. Because we anticipate the property achieving a stabilized occupancy of 94% eight months in advance of our original expectations, we anticipate total revenue of the property in 2013 will be approximately $4.3 million. This is 57% higher than our original 2013 projections. Per unit rental rates have averaged $1,284 per month to date, a 16.7% increase over our original expectation for this stage.

(5)

The Gwinnett Center is a three building office complex that was a lender owned, or “REO” property, which we acquired at a considerable discount to its replacement cost. Our investment objective for Gwinnett Center is to increase net operating income through the lease-up of existing vacancies and to reposition the property.

(6)

The Whitehall Property was under development as of December 31, 2012. The joint venture that acquired this property also entered into a development agreement with a maximum development budget of approximately $29.7 million. The purchase price of the land related to the Whitehall Property was $2.9 million. As of December 31, 2012, the property was approximately 5% occupied, and approximately 20% leased. Development is expected to be completed in the second quarter of 2013.

(7)	The following presents information on our other multifamily properties that were under development as of December 31, 2012:

Name	Estimated Completion Date
Crosstown Property	Q4 2013
Circle Alexander Village Property	Q2 2014
Aura Castle Hills Property	Q2 2014
Aura Grand Corner Property	Q3 2014

Indebtedness

As of December 31, 2012, we had the following indebtedness:

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date(17)
Long Point Property Mortgage Construction Loan(1)(2)	$21.2	(3)	LIBOR plus 2.5%, adjusted monthly, with an all-in interest rate floor of 3.25% per annum	Monthly interest only payments through 5/20/14. If extended, then P&I monthly installments calculated based on a 30-year amortization	05/20/14 (plus two additional 12-month extensions)
Gwinnett Center Mortgage Loan(4)	7.7	(5)	Variable adjusted to the greater of (i) 4.95% or (ii) LIBOR+ 3.50% per annum(6)	Monthly interest only payments through 10/17/14. If extended for 2 years, then monthly installments of $17,050 P&I, until maturity.	10/17/14 (plus one additional 24-month extension)
Whitehall Property Mortgage Construction Loan(1)(7)	12.2	(8)	LIBOR+ 2.25% per annum, adjusted monthly	Monthly interest only payments through 2/24/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	2/24/15 (plus two additional 12-month extensions)
Crosstown Property Mortgage Construction Loan (1)(9)	3.4	(10)	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 3/27/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	3/27/15 (plus two additional 12-month extensions)
Circle Alexander Village Property Mortgage Construction Loan (1)(11)	—	(12)	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 11/27/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/27/15 (plus two additional 12-month extensions)
Aura Castle Hills Property Mortgage Construction Loan (1)(13)	—	(14)	LIBOR plus 2.6%, adjusted monthly	Monthly interest only payments through 11/30/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/30/15 (plus two additional 12-month extensions)

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date(17)
Aura Grand Corner Property Mortgage Construction Loan (1)(15)	—	(16)	Lender’s prime rate or LIBOR plus 2.75%, adjusted monthly	Monthly interest only payments through 12/20/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	12/20/15 (plus two additional 12 -month extensions)

Total	$44.5

FOOTNOTES:

(1)	The borrower is the joint venture formed to acquire and develop each Property. The construction loan is recourse against each respective joint venture.
(2)

Principals of an affiliate of our co-venture partner have guaranteed the full amount of the loan. The loan may be prepaid in whole, but not in part, without penalty. We are currently working with the existing lender to qualify for agency financing as part of a long-term refinancing.

(3)	The principal amount available for construction draws under the loan is $21.4 million.
(4)	The borrower is a subsidiary of our operating partnership. The loan may be prepaid in full or in part at any time without penalty.
(5)

The total principal amount of the loan available for borrowing is $11.2 million. At the closing of the acquisition of Gwinnett Center, a portion of the purchase price was funded from a $7.0 million draw on the loan. The remaining funds available under the loan of approximately $3.5 million are expected to be used to fund capital improvements and future leasing commissions and tenant improvements for leases meeting certain requirements.

(6)

The interest rate is subject to reduction to the greater of (i) 4.20% or (ii) LIBOR plus 3.50% per annum if a minimum debt service coverage ratio is attained. The interest rate is also subject to an increase of 0.30% if we maintain less than $0.8 million in a deposit account with the lender.

(7)

Certain affiliates of our co-venture partner have guaranteed the loan, subject to their liability being reduced (i) to 50% at the time a certificate of occupancy for the project is issued and (ii) thereafter to 30% upon certain debt covenants of the loan being achieved. The loan may be prepaid in whole, but not in part, without penalty.

(8)	The principal amount available for certain development costs and construction costs under the loan is $22.3 million.
(9)

Certain affiliates of our co-venture partner have provided the lender with a completion guaranty for the project and a 50% repayment guarantee for the principal amount of the loan. During the term of the construction loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met. The loan may be prepaid in whole, but not in part, without penalty.

(10)	The principal amount available for certain development costs and construction costs under the loan is $26.7 million.
(11)

The loan may be prepaid in full or in part at any time without fee, premium or penalty. Loan extensions are subject to certain conditions and the payment of a loan extension fee. The construction loan requires commencement of construction within 90 days, and completion within two years of the closing of the construction loan. The loan is secured by the Circle Alexander Village Property and all improvements constructed thereon. Certain affiliates of our co-venture partner have provided the lender with completion and repayment guarantees.

(12)	The principal amount available for certain development costs and construction costs under the loan is $25.0 million.
(13)

With advance notice, the loan may be prepaid in full or in part, subject to required break funding payments. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is secured by the Aura Castle Hills Property and all improvements constructed thereon. An affiliate of our co-venture partner has provided the lender with completion and repayment guarantees.

(14)	The principal amount available for certain development costs and construction costs under the loan is $24.4 million.
(15)

With advance notice, the loan may be prepaid in full or in part, but not without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is secured by the Aura Grand Corner Property and all improvements constructed thereon. An affiliate of our co-venture partner has provided the lender with completion and repayment guarantees.
(16)	The principal amount available for certain development costs and construction costs under the loan is $21.5 million.
(17)	Represents the initial maturity date (or, as applicable, the maturity date as extended as of December 31, 2012). The maturity date may be extended beyond the date shown.

Other Potential Investment Opportunities

In addition to our acquisitions described above, our Advisor and its sub-advisors have identified a pipeline of multifamily development opportunities with an aggregate development budget in excess of $400 million. The following are properties we are currently actively pursuing the acquisition thereof from such pipeline and we believe are representative of the types of properties we may acquire.

Property Location	Type	Anticipated Number of Units Upon Completion	Estimated Development Budget (in millions)(1)	Estimated Equity Investment by Company (in millions)	Estimated Mortgage Financing on Project (in millions)(2)
Other Potential Investment Opportunities:
Development Property Nashville, TN(3)	Class A Multifamily	251 units	$38.0	$6.8	$26.6
Development Property Durham, NC(3)	Class A Multifamily	322 units	$38.5	$10.4	$20.7
Development Property Orlando, FL(3)	Class A Multifamily	256 units	$30.6	$5.5	$21.4
Development Property San Antonio, TX(3)	Class A Multifamily	310 units	$38.0	$10.3	$26.6

FOOTNOTES:

(1)

The estimated development budgets of the prospective investment properties include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties. The amounts presented do not include investment services fees that would be payable to our Advisor in connection with the acquisitions of the properties.

(2)

We anticipate that approximately 65% - 70% of the estimated development budgets of the prospective investment properties will be financed with mortgage construction financing at market rates and terms. There is no guarantee financing will be obtained or, if obtained, on what terms.

(3)

We anticipate that these prospective investment properties will be owned through separate joint ventures in which we will own an interest in excess of 50%, with terms similar to the terms of our other multifamily development projects.

We have not yet entered into a binding contract to acquire the properties identified as potential investment opportunities above. In addition, our Advisor is in the process of performing its evaluation and may not have completed its due diligence review of the property, the acquisition may not have been approved by our investment committee or our board of directors, and a financing commitment may not have been obtained from a lender. The acquisition of such properties is further contingent upon the receipt of adequate equity proceeds, and on obtaining third party financing, which may not be available on reasonable terms or at all. Therefore, there is no guarantee that we will continue to pursue these potential investments or that, if pursued, the transactions will ultimately be completed or, if completed, on the terms described above.

Liquidity and Capital Resources

General

As a REIT, we are required to distribute at least 90% of our taxable income; therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary source of capital has been and is expected to continue to be proceeds we receive from our Offering and any subsequent offerings. We have engaged CNL Securities Corp. as the managing dealer (“Managing Dealer”) of our Offering for up to $1.5 billion in equity. The Offering is on a best-efforts basis and is currently ongoing until April 2013. The Follow-On Offering will not commence until the current Offering is terminated and is expected to close on or before December 31, 2013. Although the terms of the Follow-On Offering are expected to be substantially the same as our current Offering, except for the maximum share amount and the shortened duration, our board may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the termination date of the offering or determine not to commence the offering.

Our principal demands for funds have been and are expected to continue to be for:

•	development and construction costs relating to our properties under development,

•	the acquisition of additional real estate and real estate-related assets, if any,

•	the payment of offering, acquisition and operating fees and expenses,

•	the payment of debt service on our outstanding indebtedness, and

•	if we elect or are required to pay cash distributions instead of stock distributions, the payment of distributions.

Generally, once we have stabilized assets and are fully invested, we expect to meet cash needs for items other than acquisitions, acquisition-related expenses and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions, acquisition-related expenses and offering costs from net proceeds from our equity offerings and financings. However, until such time as we are fully invested and our investments have stabilized, we have and may continue to use proceeds from our Offering and any subsequent offering, to pay a portion of our operating expenses and debt service.

Due to our investment strategy of investing in development and other growth-oriented properties, we expect to have little, if any, cash flow from operations available to pay distributions in cash until we make substantial investments and they stabilize. Therefore, we do not anticipate generating distributable earnings in the near term. As such, our board of directors has determined to issue stock distributions which allows us to preserve cash as our properties achieve stabilization. In June 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of each day. Effective October 1, 2012, our board of directors authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing for each calendar quarter until terminated or amended by our board. Effective October 2012, the shares issued pursuant to this policy will be issued on or before the last business day of the applicable calendar quarter.

If, and when, our board of directors elects to pay cash distributions, we may pay some or all of such amounts from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our Offering, a subsequent offering and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or other related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

For the years ended December 31, 2012, 2011 and 2010, we declared and issued 472,462 shares, 223,892 shares and 33,416 shares of common stock, respectively. The shares declared for the quarter ended December 31, 2012 were issued prior to December 31, 2012. The shares declared for the quarters ended December 31, 2011 and 2010 were issued in January 2012 and 2011, respectively. Stock distributions are non-taxable to stockholders at the time of distribution. If we determine to pay cash distributions at a later date, such distributions, in whole or in part, may constitute ordinary income or a return of capital for federal tax purposes.

Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets, our intent is to target our aggregate borrowings to approximately 50% to 60% of the aggregate value of our consolidated assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings up to the levels described above, and in certain circumstances, in excess of such levels if approved by the board. As of December 31, 2012, we had an aggregate debt leverage ratio of approximately 38.7% of the aggregate book value of our consolidated assets.

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

We have and intend to continue to strategically use leverage on our real properties and possibly other assets as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to continue to obtain debt could be adversely affected by credit market conditions which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The number of properties and other permitted investments we may acquire will depend on the number of shares sold through our Offering and the Follow-On Offering, if pursued, and the resulting amount of the net proceeds available for investment. If we do not pursue the Follow-On Offering, or if we pursue the Follow-On Offering but the number of shares sold is substantially less than the maximum offering amount, we will not have sufficient capital to acquire additional investments or the number of additional investments will be limited unless we obtain additional debt or equity capital.

Our board of directors will consider strategic alternatives for future liquidity options, including our sale or the sale of all of our assets, merger opportunities or the listing of the shares of our common stock on a national securities exchange. Although our board of directors is not required to recommend a liquidity event by any certain date, based on our current plans to complete our offering stage on or before December 31, 2013 and the estimated time needed to complete our acquisition phase and have our assets stabilize, we currently anticipate our board of directors will begin considering strategic alternatives for liquidity in 2014.

Sources of Liquidity and Capital Resources

Common Stock Offering

As indicated above, to date, our main source of capital has been proceeds of our Offering. For the years ended December 31, 2012, 2011 and 2010, we received offering proceeds of approximately $27.3 million, $27.7 million and $12.6 million, respectively. During the period January 1, 2013 through March 12, 2013, we received additional subscriptions proceeds of approximately $10.6 million (1.1 million shares) from our Offering.

We anticipate that we will continue to receive proceeds from our Offering until the earlier of the date our Follow-On Offering is declared effective or April 7, 2013. Our Follow-On Offering will not commence until after the close of our current Offering and is expected to close on or before December 31, 2013. Our Follow-On Offering has not yet been declared effective by the SEC and there is no guarantee we will ultimately pursue such offering. In addition, although we currently anticipate the terms of the Follow-On Offering will be substantially the same as our current Offering, except for the stated maximum amount of shares and shorter duration, our board of directors may determine to change the terms of the offering prior to effectiveness, including the offering price of shares of our common stock, the total amount of shares offered, the termination date of the offering or determine not to commence the offering. As described above, if we do not pursue the Follow-On Offering, or if we pursue the Follow-On Offering but the number of shares sold is substantially less than the maximum offering amount, we will not have sufficient capital to acquire additional investments or the number of additional investments will be limited unless we obtain additional debt or equity capital.

Borrowings

During the years ended December 31, 2012 and 2011, we borrowed approximately $36.6 million and $0.2 million, respectively, in connection with construction draws relating to our development properties and approximately $0.7 million and $7.0 million, respectively, related to our Gwinnett Center mortgage note payable. As of December 31, 2012 and 2011, we had an aggregate debt leverage ratio of approximately 38.7% and 17.3%, respectively. As of December 31, 2012, we were in compliance with all applicable debt covenants.

In connection with the development of our current multifamily properties, we expect to borrow additional amounts to fund development costs up to the remaining maximum capacity under the loans of $104.5 million over the next 18 months. In addition, in connection with any additional acquisitions of multifamily development projects, we expect to obtain construction financing for approximately 65% to 70% of the applicable development budgets. In addition, we anticipate borrowing up to an additional $3.5 million under the loan for Gwinnett Center in connection with leasing costs related to the property.

Generally, our construction financing for our multifamily development projects is for a term of three years, extendable for up to an additional two years. Generally, we expect to consider refinancing our construction debt prior to the initial maturity date as each development property stabilizes. In connection therewith, we have received a term sheet from a lender in connection with obtaining permanent financing of approximately $28.5 million for our Long Point Property. If obtained, the loan is expected to be at a variable rate and have a loan-to-value ratio of approximately 70%. Although there is no guarantee we will obtain such refinancing, in the event we close on the loan, we anticipate approximately $21.4 million of the proceeds would be used to repay the outstanding balance on the construction loan for the Long Point Property, accrued interest and loan costs associated with the permanent financing, approximately $0.4 million of the loan proceeds would be paid as a return of capital to our joint venture partner and the remainder would be available for us. We currently anticipate that we would use such proceeds to invest in an additional multifamily development project. The loan closing is subject to various conditions, including completion of underwriting by the lender and approval by our board of directors; therefore, there is no assurance we will obtain such financing.

During the years ended December 31, 2012 and 2011, we paid loan costs totaling approximately $1.2 million and $0.4 million, respectively, in connection with our indebtedness.

For additional information on our borrowings, see “Indebtedness” above.

Capital Contributions from Noncontrolling Interests

During the years ended December 31, 2012 and 2011, our co-venture partners made capital contributions aggregating approximately $9.3 million and $0.1 million, respectively. In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments aggregating approximately $4.3 million as of December 31, 2012. These amounts, as well as amounts previously funded, will be, or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of December 31, 2012, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

During the year ended December 31, 2012, we acquired five development properties through five separate joint ventures which are variable interest entities and we are the primary beneficiaries. See “Our Real Estate Portfolio” above for information on properties acquired.

During the year ended December 31, 2012, we funded approximately $69.8 million in development costs related to our multifamily development projects. Development of our Long Point Property was completed in November 2012. Pursuant to the development agreements for the five properties under development as of December 31, 2012, we had commitments to fund approximately $111.4 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property, as described above under “Indebtedness.”

During the year ended December 31, 2012, we funded approximately $0.3 million in lease costs and $0.7 million in capital expenditures at Gwinnett Center. We expect to incur additional leasing commissions on Gwinnett Center in connection with the continued lease up on the property.

We expect to continue acquiring and developing properties in 2013.

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

During the years ended December 31, 2012, 2011 and 2010, we paid approximately $4.0 million, $4.1 million and $1.8 million, respectively, in stock issuance and offering costs. As of December 31, 2012, the Advisor had incurred on our behalf approximately $7.6 million of additional costs in connection with our offerings exceeding the 15% limitation on expenses. To the extent they are within the 15% limitation, some or all of these costs are expected to be recognized by us in future periods as we receive future offering proceeds.

Net Cash Used in Operating Activities

During the years ended December 31, 2012, 2011 and 2010, we used approximately $0.9 million, $1.3 million and $0.8 million, respectively, of net cash in operating activities. For the years ended December 31, 2012 and 2011, cash was primarily used to fund general and administrative expenses in excess of our net operating income from our property investments for the period. Due to the fact that the majority of our properties are under development, our properties are not yet stabilized and net operating income from our properties is not yet sufficient to fund all of our expenses, we have funded a portion of our operating expenses with Offering proceeds. Until we generate sufficient net operating income from our investments, we expect to continue to fund all or a portion of our expenses with Offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Results of Operations –

As of December 31, 2012, we owned seven real estate assets, as follows:

•	Long Point Property – a multifamily development project located in Mount Pleasant, South Carolina, consisting of 258 Class A garden-style apartments. As of November 9, 2012, all buildings were operational and the asset was 86% leased as compared to an original expectation of 39% at that stage. As of December 31, 2012, the property was approximately 92% occupied and approximately 94% leased. Our expectation is that the property will be stabilized and fully leased by the end of the first quarter of 2013. Because we anticipate the property achieving a stabilized occupancy of 94% eight months in advance of our original expectations, we anticipate total revenues of the property in 2013 to be approximately $4.3 million. This is 57% higher than our original 2013 projections. Property expenses are anticipated to be approximately $1.6 million and interest expense on the debt related to the property is anticipated to be approximately $0.7 million. Additionally, per unit rates have averaged $1,284 to date, a 16.7% increase over our original expectation at this stage.

•	Gwinnett Center – an approximate 264,000 square foot multi-tenant, three-building office complex in Atlanta, Georgia, that was a lender owned, or a “REO,” property, which we were able to acquire at a substantial discount to its replacement cost. It is approximately 47% leased to 33 tenants with remaining lease terms expiring at various times during the next six years. At this stage of the project, we had anticipated the property to be 41% leased. Certain tenants have lease renewal options ranging from one to six years following the expiration of the current terms.

•	Whitehall Property – a multifamily development project located in southwest Charlotte, North Carolina, to consist of 298 Class A garden-style apartments which are expected to be completed in the second quarter of 2013. As of December 31, 2012, the property was approximately 5% occupied, and approximately 20% leased. Through December 31, 2012, the project was developing in line with management’s expectations, both as to cost and timing.

•	Crosstown Property – a multifamily development project of a Class A garden-style community located in the southeast section (Brandon area) of Tampa, Florida, to consist of 14 three-story buildings totaling 344 apartment homes which are expected to be completed in the fourth quarter of 2013. Through December 31, 2012, the project was developing in line with management’s expectations, both as to cost and timing.

•	Circle Alexander Village Property – a 320-unit Class A garden-style apartment multifamily development project on approximately 22.43 acres, targeted for completion in the second quarter of 2014.

•	Aura Castle Hills Property – a 316-unit Class A garden-style apartment multifamily development project on approximately 16 acres, scheduled to be completed in the second quarter of 2014.

•	Aura Grand Corner Property – a 291-unit Class A garden-style apartment multifamily development project on approximately 14.5 acres, targeted for completion in the third quarter of 2014.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational over the next 18 months. In addition, although we are seeking to lease up the existing vacancies at Gwinnett Center, due to the leases scheduled to expire over the next 12 to 18 months, we do not expect significant increases in revenues at that property in 2013.

Comparison of the fiscal year ended December 31, 2012 to the fiscal year ended December 31, 2011

Revenues. Rental income and tenant reimbursements were approximately $3.3 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively. Rental income increased approximately $1.5 million due to Gwinnett Center being owned for the entire period in 2012 compared to only the fourth quarter of 2011. Additionally, we have increased occupancy at Gwinnett Center since we acquired the property, resulting in a net 6% increase to 47% at December 31, 2012, compared to 41% when acquired in October 2011.

The net increase in occupancy at Gwinnett Center during 2012, was primarily the result of lease renewals, lease expansions by existing tenants and obtaining new tenants, relating to a total of approximately 51,400 square feet, representing a net increase of approximately 14,500 leased square feet over the approximately 36,700 square feet relating to leases that were scheduled to expire in 2012. In connection with the new leases, the weighted average rent per square foot was $16.14, as compared to $19.64 for the original leases scheduled to expire in 2012. The decrease in the weighted average rent per square foot was primarily the result of a decrease in market rates in 2012 as compared to earlier years when the expiring leases were originally signed.

For 2013, there are seven leases with a total of 12,413 square feet scheduled to expire at the Gwinnett Center, with an average annual rent of $16.32 per square foot. We estimate current market rates for the Gwinnett Center to be approximately $16 per square foot. We acquired the Gwinnett Center at a time when it was experiencing vacancies and a decline in demand, and it was purchased at a discount to replacement cost, allowing us the flexibility to grow occupancy with competitive pricing. We expect to continue our efforts in repositioning the property in the market and improving occupancy.

Additionally, during 2012, we had approximately $1.4 million in rental revenue relating to our Long Point Property, which opened in phases beginning in the second quarter and became fully operational in November. Based on the current lease rates and stabilized occupancy, we anticipate rental revenue from our Long Point Property will be approximately $4.3 million in 2013.

We expect additional increases in revenue in 2013 as certain of our properties currently under development become operational.

Property Operating Expenses. Property operating expenses for the years ended December 31, 2012 and 2011 were approximately $2.2 million and $0.3 million, respectively. These expenses include approximately $1.3 million in property taxes, utilities and other costs to operate Gwinnett Center, some of which are reimbursable by tenants, with reimbursed amounts included in revenues. During 2012, property operating expenses at Gwinnett Center increased approximately $1.0 million due to Gwinnett Center being owned for the entire period in 2012 compared to only the fourth quarter of 2011.

During 2012, we had approximately $0.8 million in property operating expenses relating to our Long Point Property, which opened in phases beginning in the second quarter and became fully operational in November. We also incurred approximately $0.1 million in pre-opening costs relating to our Whitehall Property, which will open in phases, with the first buildings having just become operational late in December 2012. Property operating expenses are expected to increase in 2013 as the Long Point Property is operational for the full year, Whitehall is completed and fully operational and as additional properties under development become operational.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2012 and 2011 were approximately $1.8 million and $1.3 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the year ended December 31, 2012 as compared to 2011, general and administrative expenses increased 31% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. We anticipate that we will continue to see an increase in general and administrative expenses as we acquire additional properties and grow, however, the increase should be relatively insignificant and generally offset by efficiencies we realize as our properties become operational and stabilize.

Acquisition Fees and Expenses. We incurred approximately $2.2 million and $1.0 million in acquisition fees and expenses during the years ended December 31, 2012 and 2011, respectively, including approximately $2.1 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively, which were capitalized as part of the costs of our properties under development. We expect to continue to incur acquisition fees, consisting primarily of investment services fees and other acquisition expenses in the future as we purchase additional real estate properties. However, we expect acquisition fees and expenses incurred on properties to be developed to continue to be capitalized as part of the cost of the development.

Asset Management Fees. We incurred approximately $0.4 million and $0.05 million in asset management fees payable to our Advisor during the years ended December 31, 2012 and 2011, respectively, of which approximately

$0.2 million and $0.03 million, respectively, were capitalized as part of the cost of our properties that were under development. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management; therefore, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we purchase additional real estate properties. However, we expect amounts incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.2 million and $0.01 million in property management fees during the years ended December 31, 2012 and 2011, respectively, as a result of the management of Gwinnett Center and our Long Point Property, which opened in phases during 2012 beginning in the second quarter and became fully operational in November 2012. Property management fees are generally equal to 2.75% to 3.5% of property revenues; therefore, we expect increases in these fees as property revenues increase in 2013.

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2012 and 2011 were approximately $2.0 million and $0.3 million, respectively, and were comprised of depreciation and amortization of the buildings, improvements and in-place leases related to Gwinnett Center and our Long Point Property, which opened in phases during 2012 beginning in the second quarter and became fully operational in November 2012. We expect increases in depreciation and amortization in 2013 as the Long Point Property is operational for a full year and other development properties become operational.

Interest Expense and Loan Cost Amortization. During the years ended December 31, 2012 and 2011, we incurred approximately $1.2 million and $0.1 million, respectively, of interest expense and loan cost amortization relating to debt outstanding on our properties, all of which was capitalized as development costs relating to our properties under development. We expect interest expense to continue to increase over the next 12 to 18 months as we continue to borrow under our construction loans to fund our existing development costs for our existing multifamily development properties. In addition, to the extent we acquire additional properties, we expect to fund such acquisitions and development projects with approximately 65% to 70% leverage. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to capitalized, as our weighted average expenditures on development properties decrease as assets are placed in service.

2%/25% Limitation

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended December 31, 2011, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

For the Expense Years ended December 31, 2012 and 2011, we incurred $0.8 million and $1.2 million, respectively, of operating expenses in excess of the Limitation. Our independent directors determined that such amounts were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of us, and our complimentary stock distribution,

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Fiscal year ended December 31, 2011 as compared to the period April 26, 2010 (the date we commenced operations) through December 31, 2010

Revenues. Rental income and tenant reimbursements were approximately $0.4 million for the year ended December 31, 2011. The Gwinnett Center was acquired on October 17, 2011 and was only 42% leased as of December 31, 2011; therefore, revenues represent only a portion of what we expect to recognize for a full year in future periods as the property is leased up. No revenue was generated for the period April 26, 2010 (the date we commenced operations) through December 31, 2010.

Property Operating Expenses. Property operating expenses for the year ended December 31, 2011 were approximately $0.3 million. These expenses included property taxes, utilities and other costs to operate Gwinnett Center, some of which are reimbursable, with reimbursed amounts included in revenues. There were no property operating expenses for the period April 26, 2010 (the date we commenced operations) through December 31, 2010.

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

Acquisition Fees and Expenses. We incurred approximately $1.0 million in acquisition fees and expenses during the year ended December 31, 2011, including approximately $0.5 million capitalized as part of the costs of the Long Point Property which was under development, and approximately $0.5 million which was expensed relating primarily to Gwinnett Center. The acquisition fees and expenses paid in 2011 consisted primarily of investment services fees paid to our Advisor in connection with our property acquisitions.

Asset Management Fees. We incurred approximately $0.05 million in asset management fees payable to our Advisor during the year ended December 31, 2011, including approximately $0.03 million capitalized as part of the costs of the Long Point Property, and $0.02 million which was expensed relating to Gwinnett Center. There were no asset management fees for the period April 26, 2010 (the date we commenced operations) through December 31, 2010.

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

Interest Expense and Loan Cost Amortization. During the year ended December 31, 2011, we incurred approximately $0.1 million of interest and loan cost amortization relating to debt outstanding on our Long Point Property and Gwinnett Center. These amounts have been capitalized as development costs relating to our Long Point Property in accordance with our capitalized interest policy. There was no interest expense and loan cost amortization for the period April 26, 2010 through December 31, 2010.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties and other permitted investments, other than those disclosed in this Annual Report including those referred to in the risk factors identified in the “Risk Factors.”

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the “White Paper.” The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

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

The following table presents a reconciliation of net loss to FFO for the years ended December 31:

	2012	2011	2010
Net loss attributable to common stockholders	$(3,123,952)	$(2,009,251)	$(1,402,979)
Adjustments:
Depreciation and amortization (including amortization of in-place lease intangible assets)	1,777,522	292,548	—

FFO	$(1,346,430)	$(1,716,703)	$(1,402,979)

Weighted average number of shares of common stock outstanding (basic and diluted)	6,258,298	3,435,353	1,439,082

Net loss per share (basic and diluted)	$(0.50)	$(0.58)	$(0.97)

FFO per share (basic and diluted)	$(0.22)	$(0.50)	$(0.97)

The following table presents a reconciliation of net loss to FFO for the quarters ended:

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net loss attributable to common stockholders	$(830,971)	$(1,038,792)	$(781,364)	$(472,825)
Adjustments:
Depreciation and amortization (including amortization of in-place lease intangible assets)	425,345	408,723	471,155	472,299

FFO	$(405,626)	$(630,069)	$(310,209)	$(526)

Weighted average number of shares of common stock outstanding (basic and diluted)	5,165,999	6,029,073	6,656,550	7,171,448

Net loss per share (basic and diluted)	$(0.16)	$(0.17)	$(0.12)	$(0.07)

FFO per share (basic and diluted)	$(0.08)	$(0.10)	$(0.05)	$—

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net loss attributable to common stockholders	$(278,593)	$(309,574)	$(442,097)	$(978,987)
Adjustments:
Depreciation and amortization (including amortization of in-place lease intangible assets)	—	—	—	292,548

FFO	$(278,593)	$(309,574)	$(442,097)	$(686,439)

Weighted average number of shares of common stock outstanding (basic and diluted)	2,363,926	3,158,787	3,840,379	4,355,906

Net loss per share (basic and diluted)	$(0.12)	$(0.10)	$(0.12)	$(0.22)

FFO per share (basic and diluted)	$(0.12)	$(0.10)	$(0.12)	$(0.16)

Off Balance Sheet Arrangements

As of December 31, 2012, we had no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2012, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3 - 5	More than 5 years	Total
Development contracts on development properties (1)	$85,100,000	$34,100,000	$—	$—	$119,200,000
Mortgage note payable (principal and interest) (2)	402,896	8,036,848	—	—	8,439,744
Construction notes payable (principal and interest) (2)	1,091,103	37,573,644	—	—	38,664,747

	$86,593,999	$79,710,492	$—	$—	$166,304,491

FOOTNOTE:

(1)

The amounts presented above represent accrued development costs as of December 31, 2012 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

(2)

For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we have agreed to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Item 8. “Financial Statements and Supplementary Data” for a discussion of the various related party transactions, agreements and fees.

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Our most sensitive estimates involve the determination of whether an entity should be consolidated, and the capitalization of costs associated with our development properties.

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

Real Estate

Upon the acquisition of operating properties, we estimate the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases), and allocate the purchase price to assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, we consider information obtained about each property as a result of our Advisor’s due diligence and utilize various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and tenant improvements based on the determination of the fair values of these assets.

Above- and below-market lease values are recorded based on the present value of the difference between the contractual rents to be paid and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease values based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease up periods, including estimates of lost rental income during the expected lease up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

Our office buildings owned at December 31, 2012, are leased to tenants whereby certain tenants are responsible for some of the operating expenses relating to the property. These leases, as well as the residential leases at our multifamily properties, are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

Most of our leases at our office buildings involve some form of improvements to leased space. When we are required to provide improvements under the terms of a lease, we determine whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, we capitalize the cost of the improvements and recognize depreciation expense associated with such improvements over the term of the lease. If the improvements are tenant assets, we defer the cost of improvements funded by us as a lease incentive asset and amortize it over the lease term as a reduction of rental income.

In determining whether improvements constitute landlord or tenant assets, we consider numerous factors that may require subjective or complex judgments, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without our consent or without compensating us for any lost fair value; whether the ownership of the improvements remains with us or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the shorter of the useful life of the assets or the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Real Estate Under Development

We record acquisition and development costs of properties that are under development at cost, including acquisition fees and closing costs incurred. The cost of real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Preleasing costs are expensed as incurred.

Intangible Assets

Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. Above-market or below-market lease intangibles are amortized to rental income over the estimated remaining term of the respective leases, including consideration of any renewal options on below-market leases. In-place lease intangibles are amortized over the remaining terms of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease will be expensed. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

Capitalized Interest

We capitalize interest as a cost of development using the weighted average interest rate of our total outstanding indebtedness and based on our weighted average expenditures of our development projects for the period. Capitalization of interest for a particular development project ceases when the project is substantially complete and ready for occupancy.

Impairment of Real Estate Assets

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

In evaluating our real estate assets for impairment, management will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. If we used different estimates and assumptions, the carrying value might vary significantly, which could be material to our financial statements.

Income Taxes

We elected to be taxed as a REIT starting with our taxable year ended December 31, 2010. As a REIT, we are subject to a number of organizational and operational requirements, including the requirement to make distributions to our stockholders each year in the amount of at least 90 percent of our REIT taxable income (without capital gains). Generally, we will not be subject to U.S. federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders. As a REIT, we may be subject to certain foreign, state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

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

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties and to make loans and other permitted investments, if any. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2013	2014	2015	2016	2017	Thereafter	Total	Approximate Fair Value
Variable rate debt	$—	$28,972,744	$15,506,906	$—	$—	$—	$44,479,650	$44,900,000

Average interest rate(1)	—	3.70%	2.52%	—	—	—	3.29%

FOOTNOTE

(1)	As of December 31, 2012, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of December 31, 2012, would increase annual interest expense by approximately $0.2 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of Global Growth Trust, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Global Growth Trust, Inc. and its subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 21, 2013

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Real estate assets:
Operating real estate assets, net (including VIEs $36,691,468 and $0, respectively)	$49,026,304	$11,126,217
Construction in process, including land (including VIEs $44,665,596 and $8,380,589, respectively)	47,097,915	8,952,920

Total real estate assets, net	96,124,219	20,079,137
Cash and cash equivalents (including VIEs $743,094 and $49,270, respectively)	14,996,307	18,032,784
Lease intangibles, net	1,643,482	2,731,323
Loan costs, net (including VIEs $1,150,324 and $146,698, respectively)	1,260,849	315,930
Other assets (including VIEs $397,400 and $102,101, respectively)	544,084	205,969
Deferred rent (including VIEs $121,789 and $0, respectively)	363,716	21,441

Total Assets	$114,932,657	$41,386,584

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $36,750,983 and $167,680, respectively)	$44,479,650	$7,178,984
Accrued development costs (including VIEs $7,579,208 and $1,364,406, respectively)	7,579,208	1,364,406
Due to related parties	1,179,810	817,389
Accounts payable and other accrued expenses (including VIEs $147,420 and $0, respectively)	466,105	333,812
Other liabilities (including VIEs $30,658 and $0, respectively)	781,244	246,132

Total Liabilities	54,486,017	9,940,723

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 7,522,035 and 4,314,917 issued and 7,456,989 and 4,314,917 outstanding, respectively, including 76,606 shares declared as stock distributions and distributed January 13, 2012	74,570	43,149
Capital in excess of par value	57,058,592	34,457,642
Accumulated deficit	(6,536,182)	(3,412,230)

Total Stockholders’ Equity	50,596,980	31,088,561
Noncontrolling interests	9,849,660	357,300

Total Equity	60,446,640	31,445,861

Total Liabilities and Equity	$114,932,657	$41,386,584

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income from operating leases	$3,284,834	$384,606	$—
Tenant reimbursement income	37,999	7,108	—

Total revenues	3,322,833	391,714	—

Expenses:
Property operating expenses	2,199,219	274,679	—
General and administrative	1,753,405	1,337,985	1,394,462
Acquisition fees and expenses	75,260	460,286	8,517
Asset management fees	246,912	23,502	—
Property management fees	166,230	12,280	—
Depreciation and amortization	2,019,223	292,548	—

Total expenses	6,460,249	2,401,280	1,402,979

Operating loss	(3,137,416)	(2,009,566)	(1,402,979)

Other income:
Interest and other income	929	315	—

Total other income	929	315	—

Net loss	(3,136,487)	(2,009,251)	(1,402,979)
Net loss attributable to noncontrolling interests	(12,535)	—	—

Net loss attributable to common stockholders	$(3,123,952)	$(2,009,251)	$(1,402,979)

Net loss per share of common stock (basic and diluted)	$(0.50)	$(0.58)	$(0.97)

Weighted average number of shares of common stock outstanding (basic and diluted)	6,258,298	3,435,353	1,439,082

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Common Stock		Capital in		Total Stockholders’ Equity
	Number of Shares	Par Value	Excess of Par Value	Accumulated Deficit		Noncontrolling Interests	Total Equity
Balance at December 31, 2009	22,222	$222	$199,778	$—	$200,000	$—	$200,000
Subscriptions received for common stock through public offering	1,264,974	12,650	12,583,215	—	12,595,865	—	12,595,865
Stock issuance and offering costs	—	—	(1,840,891)	—	(1,840,891)	—	(1,840,891)
Stock distributions	33,416	334	(334)	—	—	—	—
Net loss	—	—	—	(1,402,979)	(1,402,979)	—	(1,402,979)

Balance at December 31, 2010	1,320,612	13,206	10,941,768	(1,402,979)	9,551,995	—	9,551,995
Subscriptions received for common stock through public offering	2,770,413	27,704	27,634,767	—	27,662,471	—	27,662,471
Stock issuance and offering costs	—	—	(4,116,654)	—	(4,116,654)	—	(4,116,654)
Stock distributions	223,892	2,239	(2,239)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	357,300	357,300
Net loss	—	—	—	(2,009,251)	(2,009,251)	—	(2,009,251)

Balance at December 31, 2011	4,314,917	43,149	34,457,642	(3,412,230)	31,088,561	357,300	31,445,861
Subscriptions received for common stock through public offering	2,734,656	27,346	27,271,161	—	27,298,507	—	27,298,507
Redemptions of common stock	(65,046)	(650)	(611,557)	—	(612,207)	—	(612,207)
Stock issuance and offering costs	—	—	(4,053,929)	—	(4,053,929)	—	(4,053,929)
Stock distributions	472,462	4,725	(4,725)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	9,525,445	9,525,445
Distributions to noncontrolling interests	—	—	—	—	—	(20,550)	(20,550)
Net loss	—	—	—	(3,123,952)	(3,123,952)	(12,535)	(3,136,487)

Balance at December 31, 2012	7,456,989	$74,570	$57,058,592	$(6,536,182)	$50,596,980	$9,849,660	$60,446,640

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net loss including amounts attributable to noncontrolling interests	$(3,136,487)	$(2,009,251)	$(1,402,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,019,223	291,314	—
Amortization of above- and below-market leases	135,197	28,229	—
Amortization of lease costs	21,038	1,234	—
Straight line rent adjustments	(342,275)	(21,441)	—
Changes in operating assets and liabilities:
Other assets	(96,599)	(80,871)	(22,618)
Due to related parties	357,796	133,396	576,467
Accounts payable and other accrued expenses	125,508	320,177	13,063
Other liabilities	46,709	70,047	—

Net cash used in operating activities	(869,890)	(1,267,166)	(836,067)

Investing Activities:
Acquisition of properties	—	(13,985,194)	—
Development property costs, including land	(69,767,652)	(7,430,247)	—
Capital expenditures	(656,220)	(4,521)	—
Payment of lease costs	(281,924)	(12,517)	—

Net cash used in investing activities	(70,705,796)	(21,432,479)	—

Financing Activities:
Subscriptions received for common stock through public offering	27,298,507	27,662,471	12,595,865
Stock issuance and offering costs	(4,046,141)	(4,063,225)	(1,789,957)
Redemptions of common stock	(104,494)	—	—
Proceeds from mortgage and construction notes payable	37,300,666	7,178,984	—
Payment of loan costs	(1,221,479)	(361,851)	—
Contributions from noncontrolling interests	9,332,700	146,588	—
Distributions to noncontrolling interest	(20,550)	—	—

Net cash provided by financing activities	68,539,209	30,562,967	10,805,908

Net Increase (Decrease) in Cash and Cash Equivalents	(3,036,477)	7,863,322	9,969,841
Cash and Cash Equivalents at Beginning of Year	18,032,784	10,169,462	199,621

Cash and Cash Equivalents at End of Year	$14,996,307	$18,032,784	$10,169,462

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $0.8 million, $0.1 million and $0 million, respectively	$—	$—	$—

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2012	2011	2010
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs and site improvements	$7,579,208	$1,364,406	$—

Stock issuance and offering costs	$112,151	$104,363	$50,934

Redemptions of common stock	$507,713	$—	$—

Loan costs	$6,788	$—	$—

Loan cost amortization capitalized on development properties	$285,982	$49,656	$—

Liabilities assumed with purchase of real estate	$—	$114,806	$—

Noncontrolling interests non-cash contributions	$192,745	$210,712	$—

Stock distributions declared (at par)	$4,725	$2,239	$334

See accompanying notes to consolidated financial statements.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1.	Business and Organization

Global Growth Trust, Inc. was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, Global Growth Trust, Inc., Global Growth, LP, a Delaware limited partnership (the “Operating Partnership”), Global Growth GP, LLC, and other subsidiaries of the Company. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

The Company was formed to acquire and operate a portfolio of diverse commercial real estate and real estate-related assets on a global basis. The Company may invest in a range of real estate sectors, including office properties, retail centers, business and industrial parks (including warehouse, manufacturing and distribution facilities), multifamily properties (including student and senior housing), hospitality properties, healthcare properties and self-storage properties, as well as other classifications of commercial real estate property. The Company will focus on acquiring properties with potential for capital appreciation, such as properties to be developed or under development. Based on current domestic and international market conditions and investment opportunities, the Company has focused and expects in the near term to continue to focus on multifamily development properties located in the United States, although we may also acquire properties in other real estate sectors, as well as other classifications of commercial real estate property. In addition, depending on future investment opportunities, the Company may invest up to 30% of its assets in properties located outside of the United States.

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement between the Company, the Operating Partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. The Company’s Advisor has subcontracted with CNL Global Growth Sub-Advisors, LLC, Macquarie Infrastructure and Real Assets, Inc. (“MIRA”) and MGPA Advisory (Singapore) Pte (“MGPA Advisory”) to perform substantially all of these functions as sub-advisors. In addition, certain unrelated sub-property managers have been engaged by the Company to provide certain property management services.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. As of December 31, 2012, the Company had received aggregate offering proceeds of approximately $67.6 million.

On October 5, 2012, the Company filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock, including shares to be issued pursuant to its distribution reinvestment plan (the “Follow-On Offering”). In conjunction with filing the Follow-On Offering, the Company extended its current Offering to the earlier of the date the Follow-On Offering is declared effective or April 7, 2013. As of the date of this filing, the registration statement for the Follow-On Offering has not been declared effective by the SEC.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1.	Business and Organization (continued)

As of December 31, 2012, the Company owned 100% of a multi-tenant, three-building office complex and interests in six multifamily development joint ventures located in the United States. As of December 31, 2012, construction has been completed relating to one of the development properties and the other five were at various stages of completion, with scheduled completion dates ranging from the first quarter of 2013 to the third quarter of 2014.

2.	Summary of Significant Accounting Policies

Consolidation and Variable Interest Entities – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation. In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements. In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to net loss do not include noncontrolling interests in the Company’s VIE’s, which the Company reports separately.

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying consolidated financial statements.

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

Real Estate – Upon the acquisition of operating properties, the Company estimates the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases), and allocates the purchase price to the assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of an acquired leased property is determined by estimating the value of the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on the determination of the fair values of the assets.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Above- and below-market lease intangibles are recorded based on the present value of the difference between the contractual rents to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease. The purchase price is further allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, including estimates of lost rental income during the expected lease-up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

Most of the Company’s leases at its office buildings involve some form of improvements to leased space. When the Company is required to provide improvements under the terms of a lease, the Company determines whether the improvements constitute landlord assets or tenant assets. If the improvements are landlord assets, the Company capitalizes the cost of the improvements and recognizes depreciation expense associated with such improvements over the term of the lease. If the improvements are tenant assets, the Company defers the cost of improvements funded by the Company as a lease incentive asset and amortizes it over the lease term as a reduction of rental income.

In determining whether improvements constitute landlord or tenant assets, the Company considers numerous factors that may require subjective or complex judgments, including: whether the improvements are unique to the tenant or reusable by other tenants; whether the tenant is permitted to alter or remove the improvements without the Company’s consent or without compensating the Company for any lost fair value; whether the ownership of the improvements remains with the Company or remains with the tenant at the end of the lease term; and whether the economic substance of the lease terms is properly reflected.

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements are depreciated on the straight-line method over the shorter of the useful life of the assets or the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve and extend the life of the asset, are capitalized.

Real Estate Under Development – The Company records acquisition and development costs of properties under development at cost, including acquisition fees and expenses incurred. The cost of real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Preleasing costs are expensed as incurred.

Capitalized Interest – The Company capitalizes interest as a cost of development using the weighted average interest rate of the Company’s total outstanding indebtedness and based on its weighted average expenditures for its development properties for the period. Capitalization of interest for a particular development project ceases when the project is substantially complete and ready for occupancy. During the years ended December 31, 2012 and 2011, the Company incurred interest expense and loan cost amortization of approximately $1.2 million and $0.1 million, respectively, all of which was capitalized according to this policy.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

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

As of December 31, 2012, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Intangible Assets – Amortization of intangible assets is computed using the straight-line method of accounting over the respective lease term or estimated useful life. Above-market or below-market lease intangibles are amortized to rental income over the estimated remaining term of the respective leases including consideration of any renewal options on below-market leases. In-place lease intangibles are amortized over the remaining terms of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease will be expensed. Intangible assets are evaluated for impairment on an annual basis or upon a triggering event.

Rental Income from Operating Leases – Rental income related to leases is recognized on an accrual basis when due from residents or commercial tenants, on a monthly basis. Rental revenues for leases with uneven payments are recognized on a straight-line basis over the term of the lease.

Tenant Reimbursement Income – Tenant reimbursement income represents amounts tenants are required to reimburse the Company in accordance with the terms of the leases and is recognized in the period in which the related expenses are incurred.

Acquisition Fees and Expenses – Acquisition fees and expenses, including investment services fees and expenses associated with transactions deemed to be business combinations, are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company incurred approximately $2.2 million and $1.0 million in acquisition fees and expenses during the year ended December 31, 2012 and 2011, respectively, including approximately $2.1 million and $0.5 million, respectively, which have been capitalized as a part of the costs of the properties under development.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

2.	Summary of Significant Accounting Policies (continued)

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2012 and 2011, accumulated amortization of loan costs was approximately $0.3 million and $0.05 million, respectively.

Deferred Leasing Costs – The Company defers costs that it incurs to obtain new tenant leases or extend existing tenant leases and classifies these costs as intangible assets, net of accumulated amortization. The Company amortizes these costs evenly over the lease term. If a lease is terminated early, the Company will expense any applicable unamortized deferred leasing costs.

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

As a REIT and to the extent it distributes all its taxable income, the Company will not have any federal income tax liability. As of December 31, 2012, the Company had net operating loss carryforwards of approximately $2.8 million which will begin to expire in 2030. The Company does not believe these net operating losses will be realized in the future. The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions. The tax years 2009 through 2012 remain subject to examination by taxing authorities.

Net Loss per Share – Net loss per share was calculated based upon the weighted average number of shares of common stock outstanding during the periods in which the Company was operational. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the years ended December 31, 2012, 2011 and 2010 has been revised to include stock distributions declared and issued through December 31, 2012, as if they were outstanding as of the beginning of each period presented.

Reclassification – Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or stockholders’ equity.

Segment Information – Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company has determined that it operates in one business segment, real estate ownership. Accordingly, the Company does not report more than one segment.

Redemptions – Under the Company’s stock redemption plan, a stockholder’s shares are deemed to have been redeemed as of the date that the Company accepts the stockholder’s request for redemption. From and after such date, the stockholder by virtue of such redemption is no longer entitled to any rights of a stockholder in the Company, and the Company records the related obligation to make payment for the shares, which is required to occur within 30 days of the end of the month. Shares redeemed are retired and not available for reissue.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Adopted Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”).” Effective January 1, 2012, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements — In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of In Substance Real Estate—a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company does not believe adoption of this update will have a material impact on the Company’s financial position, results of operations or cash flows.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

3.	Acquisitions

During the year ended December 31, 2012, the Company acquired an ownership interest in five consolidated joint ventures, each of which was developing one of the following properties:

Property Name and Location	Type	Date Acquired	Ownership Interest (1)	Number of Units Upon Completion (Unaudited)	Development Budget (in millions (Unaudited) (2)	Equity Commitment by Company (in millions) (3)	Mortgage/ Construction Loan (in millions)
Whitehall Property Charlotte, NC (4)	Class A Multifamily Development	02/24/12	95%	298 units	$29.7	$7.1	$22.3
Crosstown Property Tampa, FL (5)	Class A Multifamily Development	03/27/12	60%	344 units	37.1	6.2	26.7
Circle Alexander Village Property Charlotte, NC (5)	Class A Multifamily Development	11/27/12	60%	320 units	33.6	5.2	25.0
Aura Castle Hills Property Lewisville, TX (5)	Class A Multifamily Development	11/30/12	54%	316 units	34.9	5.7	24.4
Aura Grand Corner Property Katy, TX (5)	Class A Multifamily Development	12/20/12	90%	291 units	31.8	9.3	21.5

					$167.1	$33.5	$119.9

FOOTNOTES:

(1)	In accordance with the joint venture agreements, operating cash flow will generally be distributed to the Company and the co-venture partner on a pro rata basis. Proceeds from a capital event, such as a sale of the properties, will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, the co-venture partner will receive a disproportionately higher share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	The development budgets of the multifamily development properties include the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective properties. An affiliate of each co-venture partner serves as developer of the respective development project and coordinates and supervises the management and administration of the development and construction. Each developer is responsible for any cost overruns beyond the approved development budget for the applicable project and an affiliate of each co-venture partner is providing a one year construction warranty for the applicable projects.
(3)	Equity commitment by Company excludes amounts to be funded by the Company’s co-venture partners. As of December 31, 2012, the Company had funded approximately $30.0 million of its equity commitments.
(4)	Construction is scheduled to be completed in the second quarter of 2013. The purchase price of the land related to the Whitehall Property was $2.9 million.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

3.	Acquisitions (continued)

(5)	The following presents information on the Company’s other multifamily properties that were under development as of December 31, 2012:

Name	Purchase Price of Land (in millions)	Development Budget (in millions)	Estimated Completion Date
Crosstown Property	$4.4	$37.1	Q4 2013
Circle Alexander Village Property	2.4	33.6	Q2 2014
Aura Castle Hills Property	4.5	34.9	Q2 2014
Aura Grand Corner Property	3.0	31.8	Q3 2014

	$14.3	$137.4

During the year ended December 31, 2011, the Company acquired two real estate assets, including one property through a consolidated joint venture.

Property Name and Location	Type	Date Acquired	Ownership Interest	Number of Units Upon Completion or Square Feet (Unaudited)	Development Budget or Purchase Price(in (Unaudited) (2)	Equity Commitment by Company (in millions)	Mortgage/ Construction Loan (in millions)
Long Point Property Mount Pleasant, SC (3)	Class A Multifamily Development	05/20/11	95%	258 units	$28.6	$6.8	$21.4
Gwinnett Center Duluth, GA (4)	Multi-tenant three building office complex	10/17/11	100%	263,742 sq ft	14.1	7.1	11.2

						$13.9	$32.6

FOOTNOTES:

(1)	In accordance with the joint venture agreement, operating cash flow will generally be distributed to the Company and the co-venture partner on a pro rata basis. Proceeds from a capital event, such as a sale of the properties, will be distributed pro rata until the members receive a specified minimum return on their invested capital and the return of their invested capital; thereafter, the co-venture partner will receive a disproportionatly higher share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	The development budget of the multifamily development property includes the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the property. An affiliate of the co-venture partner serves as developer of the development project and coordinates and supervises the management and administration of the development and construction. The developer is responsible for any cost overruns beyond the approved development budget for the project and an affiliate of the co-venture partner is providing a one year construction warranty for the project.
(3)	The Long Point Property became fully operational in November 2012. The purchase price of the land related to the Long Point Property was $3.6 million.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

3.	Acquisitions (continued)

(4)	Gwinnett Center is a three office building complex that was a lender owned, or “REO” property, which the Company was able to acquire at a substantial discount to its replacement cost. The Company’s investment objective for Gwinnett Center is to increase net operating income through the lease-up of existing vacancies and to reposition the property.

The following summarizes the Company’s allocation of the purchase price for Gwinnett Center, and the estimated fair values of the assets acquired and liabilities assumed:

Assets
Land and land improvements	$3,020,000
Buildings and improvements	7,930,000
Tenant improvements	220,000
Lease intangibles (1)	2,930,000
Liabilities
Security deposits	(114,806)

Net assets acquired	$13,985,194

FOOTNOTE:

(1)	The weighted-average amortization period on the acquired lease intangibles as of the acquisition date was 2.6 years.

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

The following presents unaudited consolidated pro forma revenues and net loss of the Company as if Gwinnett Center had been acquired as of January 1, 2010:

	For the Years Ended December 31,
	2011 (unaudited)	2010 (unaudited)
Revenues	$2,018,401	$3,332,234

Net loss(1)	$(1,847,693)	$(1,442,735)

Net loss per share of common stock (basic and diluted)	$(0.49)	$(0.77)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	3,737,140	1,873,772

FOOTNOTES:

(1)	The pro forma results for the year ended December 31, 2011 were adjusted to exclude approximately $0.4 million of acquisition related expenses incurred in 2011. The pro forma results for the year ended December 31, 2010 were adjusted to include these charges as if the property had been acquired on January 1, 2010.
(2)	As a result of the property being treated as operational since January 1, 2010, the Company assumed approximately 0.9 million shares were issued as of January 1, 2010. Consequently the weighted average shares outstanding was adjusted to reflect this amount of shares being issued on January 1, 2010 instead of the actual dates issued, and such shares were treated as outstanding as of the beginning of the period presented.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

4.	Variable Interest Entities

The Company has entered into six separate joint venture arrangements in connection with the development and ownership of its multifamily properties. In connection therewith, the Company determined that each of the joint ventures in which it has invested is a VIE because it believes there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity. As such, the transactions and accounts of the six joint ventures are included in the accompanying consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

5.	Real Estate Assets

As of December 31, 2012 and 2011, real estate assets consisted of the following:

	December 31, 2012	December 31, 2011
Operating real estate assets:
Land and land improvements	$10,963,240	$3,020,000
Buildings and improvements	34,503,514	7,930,000
Tenant improvements	514,128	224,521
Furniture, fixtures and equipment	3,918,729	—
Less: accumulated depreciation and amortization	(873,307)	(48,304)

Operating real estate assets, net	49,026,304	11,126,217
Construction in process, including land	47,097,915	8,952,920

Total real estate, net	$96,124,219	$20,079,137

For the years ended December 31, 2012 and 2011, depreciation and amortization expense on the Company’s real estate assets was approximately $0.8 million and $0.05 million, respectively

6.	Operating Leases

As of December 31, 2012, Gwinnett Center, the Company’s three building office complex located in Duluth, Georgia, was approximately 47% leased to 33 tenants under operating leases. The leases have terms expiring at various times during the next six years with certain tenants having lease renewal options ranging from one to six years following the expiration of the current terms. In addition to monthly base rent, certain tenants are also responsible for some operating expenses of the property. Certain lease terms contain provisions for scheduled rent increases during the lease with such amounts recognized on a straight-line basis over the terms of the lease. During the years ended December 31, 2012 and 2011, the Company recognized approximately $0.2 million and $0.02 million, respectively, of such revenue.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

6.	Operating Leases (continued)

The following is a schedule of future minimum lease payments to be received at Gwinnett Center for each of the next five years and thereafter, in the aggregate, under non-cancelable operating leases as of December 31, 2012:

2013	$1,944,498
2014	1,857,460
2015	1,628,894
2016	1,366,824
2017	753,971
Thereafter	86,712

$7,638,359

Certain of the Company’s tenants have the right, upon the payment of a termination fee, to terminate their lease on a specific date prior to the original lease termination date. The future minimum lease payments presented above assume that these tenants will not exercise such rights, unless the Company receives notification of such in accordance with the terms of the applicable lease.

Leases associated with the Company’s multifamily development projects are not included in the table above because they are generally cancelable with 30 days’ notice.

7.	Lease Intangibles, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2012 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Assets
In-place leases	$1,988,120	$(775,348)	$1,212,772
Above-market leases	241,628	(83,087)	158,541
Lease costs	293,230	(21,061)	272,169

	$2,522,978	$(879,496)	$1,643,482

Liabilities
Acquired below-market leases	$62,113	$(20,145)	$41,968

The gross carrying amount and accumulated amortization of the Company’s intangible assets and liabilities as of December 31, 2011 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Assets
In place leases	$2,650,000	$(243,010)	$2,406,990
Above-market leases	344,528	(31,478)	313,050
Lease costs	12,517	(1,234)	11,283

	$3,007,045	$(275,722)	$2,731,323

Liabilities
Acquired below-market leases	$64,529	$(3,249)	$61,280

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

7.	Lease Intangibles, net (continued)

Amortization expense on the Company’s intangible assets and liabilities for the years ended December 31, 2012 and 2011 was approximately $1.3 million and $0.3 million, respectively, of which approximately $0.1 million and $0.03 million, respectively, related to above- and below-market leases has been treated as a reduction of rental income, and approximately $1.2 million and $0.2 million, respectively, related to in- place leases and other intangibles has been included in depreciation and amortization expense.

The estimated future amortization expense for the Company’s intangible assets and liabilities for each of the next five years and thereafter, in the aggregate, as of December 31, 2012, was as follows:

	Assets	Liabilities
2013	$739,376	$17,267
2014	560,722	14,820
2015	209,821	9,881
2016	86,352	—
2017	42,637	—
Thereafter	4,574	—

	$1,643,482	$41,968

8.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2012:

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date(1)(17)	Collateral (in millions)
Long Point Property Mortgage Construction Loan(1)(2)	$21.2	(3)	LIBOR plus 2.5%, adjusted monthly, with an all-in interest rate floor of 3.25% per annum	Monthly interest only payments through 5/20/14. If extended, then P&I monthly installments calculated based on a 30-year amortization	05/20/14 (plus two additional 12-month extensions)	$28.8
Gwinnett Center Mortgage Loan(4)	7.7	(5)	Variable adjusted to the greater of (i) 4.95% or (ii) LIBOR+ 3.50% per annum(6)	Monthly interest only payments through 10/17/14. If extended for 2 years, then monthly installments of $17,050 P&I, until maturity.	10/17/14 (plus one additional 24- month extension)	$11.4
Whitehall Property Mortgage Construction Loan(1)(7)	12.2	(8)	LIBOR+ 2.25% per annum, adjusted monthly	Monthly interest only payments through 2/24/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	2/24/15 (plus two additional 12-month extensions)	$23.6
Crosstown Property Mortgage Construction Loan (1)(9)	3.4	(10)	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 3/27/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	3/27/15 (plus two additional 12-month extensions)	$16.5
Circle Alexander Village Property Mortgage Construction Loan (1)(11)	—	(12)	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 11/27/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/27/15 (plus two additional 12-month extensions)	$4.1

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

8.	Indebtedness (continued)

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date(1)(17)	Collateral (in millions)
Aura Castle Hills Property Mortgage Construction Loan (1)(13)	—	(14)	LIBOR plus 2.6%, adjusted monthly	Monthly interest only payments through 11/30/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/30/15 (plus two additional 12 - month extensions)	$7.0
Aura Grand Corner Property Mortgage Construction Loan (1)(15)	—	(16)	Lender’s prime rate or LIBOR plus 2.75%, adjusted monthly	Monthly interest only payments through 12/20/15. If extended, then P&I monthly installments calculated based on a 30-year amortization	12/20/15 (plus two additional 12 - month extensions)	$4.7

Total	$44.5					$96.1

FOOTNOTES:

(1)	The borrower is the joint venture formed to acquire and develop each Property. The construction loan is recourse against each respective joint venture.
(2)	Principals of an affiliate of the Company’s co-venture partner have guaranteed the full amount of the loan. The loan may be prepaid in whole, but not in part, without penalty.
(3)	The principal amount available for construction draws under the loan is $21.4 million.
(4)	The borrower is a subsidiary of the Company’s operating partnership. The loan may be prepaid in full or in part at any time without penalty.
(5)	The total principal amount of the loan available for borrowing is $11.2 million. At the closing of the acquisition of Gwinnett Center, a portion of the purchase price was funded from a $7.0 million draw on the loan. The remaining funds available under the loan of approximately $3.5 million are expected to be used to fund capital improvements and future leasing commissions and tenant improvements for leases meeting certain requirements.
(6)	The interest rate is subject to reduction to the greater of (i) 4.20% or (ii) LIBOR plus 3.50% per annum if a minimum debt service coverage ratio is attained. The interest rate is also subject to an increase of 0.30% if the Company maintains less than $0.8 million in a deposit account with the lender.
(7)	Certain affiliates of the Company’s co-venture partner have guaranteed the loan, subject to their liability being reduced (i) to 50% at the time a certificate of occupancy for the project is issued and (ii) thereafter to 30% upon certain debt covenants of the loan being achieved. The loan may be prepaid in whole, but not in part, without penalty.
(8)	The principal amount available for certain development costs and construction costs under the loan is $22.3 million.
(9)	Certain affiliates of the Company’s co-venture partner have provided the lender with a completion guaranty for the project and a 50% repayment guarantee for the principal amount of the loan. During the term of the construction loan, the repayment guarantee may be reduced to between 35% and 15% of the principal amount of the loan if certain conditions are met. The loan may be prepaid in whole, but not in part, without penalty.
(10)	The principal amount available for certain development costs and construction costs under the loan is $26.7 million.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

8.	Indebtedness (continued)

(11)

The loan may be prepaid in full or in part at any time without fee, premium or penalty. Loan extensions are subject to certain conditions and the payment of a loan extension fee. The construction loan requires commencement of construction within 90 days, and completion within two years of the closing of the construction loan. The loan is secured by the Circle Alexander Property and all improvements constructed thereon. Certain affiliates of the Company’s co-venture partner have provided the lender with completion and repayment guarantees.

(12)	The principal amount available for certain development costs and construction costs under the loan is $25.0 million.
(13)

With advance notice, the loan may be prepaid in full or in part, subject to required break funding payments. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is secured by the Aura Castle Hills Property and all improvements constructed thereon. An affiliate of the Company’s co-venture partner has provided the lender with completion and repayment guarantees.

(14)	The principal amount available for certain development costs and construction costs under the loan is $24.4 million.
(15)

With advance notice, the loan may be prepaid in full or in part, but not without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is secured by the Aura Grand Corner Property and all improvements constructed thereon. An affiliate of the Company’s co-venture partner has provided the lender with completion and repayment guarantees.

(16)	The principal amount available for certain development costs and construction costs under the loan is $21.5 million.
(17)	Represents the initial maturity date. The maturity date may be extended beyond the date shown.

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are effective after the respective property is operational.

Maturities of indebtedness for the next five years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of December 31, 2012:

2013	$—
2014	28,972,744
2015	15,506,906
2016	—
2017	—
Thereafter	—

$44,479,650

The estimated fair market value and carrying value of the Company’s debt were approximately $44.9 million and $44.5 million, respectively, as of December 31, 2012. As of December 31, 2011, the estimated fair market value of the Company’s debt approximated its carrying value of $7.2 million. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of December 31, 2012 and 2011 because of the relatively short maturities of the obligations.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Related Party Arrangements

The Company is externally advised and has no direct employees. Certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the Offering and a wholly owned subsidiary of CNL (the “Managing Dealer”), the Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer – The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold in the Company’s Offering, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor – The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties for services rendered in connection with the selection, evaluation, structure and purchase of assets. For development properties, the Company pays the investment services fee to the Advisor based upon the estimated budget for the development project. Upon completion of the project, the Company trues up the investment services fee based upon actual amounts spent. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures, as of the end of the preceding month.

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, such affiliate is properly licensed.

Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, if a listing occurs, the Advisor will not be entitled to receive an incentive fee on subsequent sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Related Party Arrangements (continued)

agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a pro rated portion of the applicable subordinated incentive fee.

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

For the years ended December 31, 2012, 2011 and 2010, the Company incurred the following fees due to the Managing Dealer in connection with its Offering:

	Year Ended December 31,
	2012	2011	2010
Selling commissions	$1,880,621	$1,907,808	$847,768
Marketing support fees	805,980	820,946	363,329

	$2,686,601	$2,728,754	$1,211,097

For the years ended December 31, 2012, 2011 and 2010, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Year Ended December 31,
	2012	2011	2010
Reimbursable expenses:
Offering costs	$1,367,328	$1,387,900	$629,794
Operating and acquisition expenses	1,219,297	844,302	1,274,399

	2,586,625	2,232,202	1,904,193
Investment services fees(1)	1,994,830	708,447	—
Asset management fees(1)	444,674	49,980	—
Property management fees	69,761	12,280	—

	$5,095,890	$3,002,909	$1,904,193

FOOTNOTE:

(1)

For the years ended December 31, 2012 and 2011, approximately $2.0 million and $0.4 million, respectively, of the investment services fees and approximately $0.2 million and $0.03 million respectively, of asset management fees incurred by the Company above were capitalized as part of the cost of development properties.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2012	2011
Due to Managing Dealer:
Selling commissions	$52,207	$48,314
Marketing support fees	22,375	20,706

	74,582	69,020

Due to Property Manager:
Property management fees	57,046	—

Due to the Advisor and its affiliates:
Reimbursable offering costs	37,569	35,343
Reimbursable operating expenses	1,010,613	713,026

	1,048,182	748,369

	$1,179,810	$817,389

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

For the Expense Years ended December 31, 2012 and 2011, the Company incurred $0.8 million and $1.2 million, respectively, of operating expenses in excess of the Limitation. The Company’s independent directors determined that such amounts were justified based upon a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of the Company, and its complimentary stock distributions,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s Offering as described in Note 10. “Stockholders’ Equity.” The Advisor has incurred an additional $7.6 million of costs on behalf of the Company in connection with the Offering (exceeding the 15% limitation on costs) as of December 31, 2012. These costs may be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

10.	Stockholders’ Equity

Public Offering – As of December 31, 2012, the Company had received aggregate offering proceeds of approximately $67.6 million.

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

For the years ended December 31, 2012, 2011 and 2010, the Company incurred approximately $4.1 million, $4.1 million and $1.8 million, respectively, in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 9. “Related Party Arrangements.”

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

Effective October 1, 2012, the Company’s board of directors amended the distributions, authorizing a monthly stock distribution declaration equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing for each calendar quarter until terminated or amended by the Company’s board. Effective October 2012, the shares pursuant to this policy will be issued on or before the last business day of the applicable calendar quarter.

During the years ended December 31, 2012, 2011 and 2010, the Company declared 472,462 shares, 223,892 shares, and 33,416 shares of common stock, respectively, as stock distributions. The shares declared for the quarter ended December 31, 2012 were issued prior to December 31, 2012. The shares declared for the quarters ended December 31, 2011 and 2010 were issued in January 2012 and 2011, respectively. These distributions of new common shares are not taxable to the recipient stockholders when received.

Redemption Plan – The Company has adopted a redemption plan that allows a stockholder who has held shares for at least one year to request that the Company redeem between 25% and 100% of its shares. If the Company has sufficient funds available to do so and if it chooses, in its sole discretion, to redeem shares, the aggregate number of shares redeemed in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	if the Company elects to redeem shares, some or all of the proceeds from the sale of shares under its distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, the Company may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes);

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

10.	Stockholders’ Equity (continued)

•	no more than 5% of the weighted average number of shares of the Company’s common stock outstanding during such 12-month period may be redeemed during such 12-month period; and

•	redemption pricing ranging from 92.5% of the purchase price per share for stockholders who have owned their shares for at least one year to 100% of the purchase price per share for stockholders who have owned their shares for at least four years.

During the year ended December 31, 2012, the Company received and accepted redemption requests for 65,046 shares for approximately $0.6 million under its redemption plan, of which approximately $0.5 million was paid in January 2013. During the years ended December 31, 2011 and 2010, the Company did not receive any redemption requests or redeem any shares.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if it is deemed to be in the Company’s best interest.

11.	Commitments and Contingencies

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

Pursuant to the development agreements for the Company’s five multifamily development properties under construction as of December 31, 2012, the Company has committed to fund approximately $111.4 million in remaining development and other costs as of December 31, 2012. The remaining development costs are expected to be funded primarily by the construction loans on such properties, as described in Note 8. “Indebtedness.” The Company’s co-venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

See Note 9. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its offering of shares and expenses thereof.

12.	Concentration of Credit Risk

During the years ended December 31, 2012 and 2011, two tenants, Medical Business Service, Inc. and Devry, Inc., each accounted for more than 10% of the Company’s rental revenue during one or both of these years. Medical Business Service, Inc. accounted for 11.3% and 19.6%, respectively, and Devry, Inc. accounted for 4.2% and 10.2%, respectively, of the Company’s rental income from operating leases. Based on the Company’s anticipated rental revenues from Gwinnett Center and its Long Point Property, as well as other multifamily properties expected to be operational for all or a portion of 2013, the Company expects revenues from these tenants will be less than 5% in 2013.

Additionally, during the year ended December 31, 2012, all of the Company’s properties were located in the southeastern and sunbelt regions of the United States, particularly Texas and North Carolina.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

13.	Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011:

2012 Quarters	First	Second	Third	Fourth	Year
Total revenues	$477,412	$478,487	$952,724	$1,414,210	$3,322,833
Operating loss	(832,879)	(1,050,247)	(787,818)	(466,472)	(3,137,416)
Net loss attributable to common stockholders	(830,971)	(1,038,792)	(781,364)	(472,825)	(3,123,952)
Weighted average number of shares outstanding (basic and diluted)(1)	5,165,999	6,029,073	6,656,550	7,171,448	6,258,298
Net loss per share of common stock (basic and diluted)	$(0.16)	$(0.17)	$(0.12)	$(0.07)	$(0.50)

2011 Quarters	First	Second	Third	Fourth	Year
Total revenues	$—	$—	$—	$391,714	$391,714
Operating loss	(278,593)	(309,574)	(442,097)	(979,302)	(2,009,566)
Net loss attributable to common stockholders	(278,593)	(309,574)	(442,097)	(978,987)	(2,009,251)
Weighted average number of shares outstanding (basic and diluted)(1)	2,363,926	3,158,787	3,840,379	4,355,906	3,435,353
Net loss per share of common stock (basic and diluted)	$(0.12)	$(0.10)	$(0.12)	$(0.22)	$(0.58)

FOOTNOTE:
(1)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued through December 31, 2012 are treated as if they were outstanding for the full period presented.

14.	Subsequent Events

During the period January 1, 2013 through March 12, 2013, the Company received additional subscription proceeds of approximately $10.6 million from its Offering.

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

Based on management’s assessment, our Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2012

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 93 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of March, 2013.

GLOBAL GROWTH TRUST, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Steven D. Shackelford
STEVEN D. SHACKELFORD
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES M. SENEFF, JR.	Chairman of the Board	March 21, 2013
James M. Seneff, Jr.

/s/ STEPHEN P. ELKER	Independent Director	March 21, 2013
Stephen P. Elker

/s/ MARY LOU FIALA	Independent Director	March 21, 2013
Mary Lou Fiala

/s/ ANDREW A. HYLTIN	President and Chief Executive Officer	March 21, 2013
Andrew A. Hyltin	(Principal Executive Officer)

/s/ STEVEN D. SHACKELFORD	Chief Financial Officer (Principal	March 21, 2013
Steven D. Shackelford	Financial Officer)

/s/ IXCHELL C. DUARTE	Chief Accounting Officer (Principal	March 21, 2013
Ixchell C. Duarte	Accounting Officer)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2012 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2013 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Second Articles of Amendment and Restatement (Previously filed as Exhibit 3.1.2 to Current Report on Form 8-K filed October 28, 2010, and incorporated herein by reference.)

3.1.1	Articles of Amendment (Previously filed as Exhibit 3.1 to Current Report on Form 8-K filed July 1, 2011, and incorporated herein by reference.)

3.2	Second Amended and Restated Bylaws (Previously filed as Exhibit 3.2 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix B to the Post-Effective Amendment Four to the Registration on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

4.1.1	Form of Combined Subscription Agreement (Previously filed as Exhibit 4 1.1 to the Post-Effective Amendment Five to the Registration Statement on Form S-11 (File No. 333-156479) filed November 14, 2011, and incorporated herein by reference.)

4.2	Form of Distribution Reinvestment Plan (Previously filed as Appendix C to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

4.3	Form of Redemption Plan (Previously filed as Appendix D to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

4.5	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.1	Second Amended and Restated Limited Partnership Agreement of Global Growth, LP (Previously filed as Exhibit 10.1 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.2	Escrow Agreement (Previously filed as Exhibit 10.2 to the Pre-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed September 18, 2009, and incorporated herein by reference.)

10.3	Fourth Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.4	Master Property Management Agreement (Previously filed as Exhibit 10.4 to the Registration Statement on Form S-11 (File No. 333-156479) filed December 29, 2008, and incorporated herein by reference.)

10.4.1	Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.1 to the Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.4.2	Second Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.2 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.5	Service Agreement (Previously filed as Exhibit 10.5 to the Pre-Effective Amendment One to the Registration Statement on Form S-11 (File No. 333-156479) filed March 17, 2009, and incorporated herein by reference.)

10.5.1	Termination Agreement (Previously filed as Exhibit 10.5.1 to the Annual Report on Form 10-K filed on March 14, 2012, and incorporated herein by reference.)

10.5.2	Service Agreement (Previously filed as Exhibit 10.5.2 to the Annual Report on Form 10-K filed on March 14, 2012, and incorporated herein by reference.)

10.6	Form of Indemnification Agreement between Global Growth Trust, Inc. and Andrew A. Hyltin dated February 28, 2011 and effective as of November 1, 2010; Holly J. Greer dated January 10, 2012 and effective as of August 9, 2011; Ixchell Duarte dated June 19, 2012; Andrew Wood dated August 14, 2012, each of James M. Seneff, Jr., Steven D. Shackelford, John David (“JD”) Alexander, Stephen P. Elker and Mary Lou Fiala dated December 10, 2012, and for each of Kent Crittenden, Erin M. Gray, Scott C. Hall and John F. Starr dated December 11, 2012. (Filed herewith.)

10.7	Agreement for Purchase and Sale of Real Property dated November 10, 2010 between Redus SC Land, LLC and Woodfield Investments, LLC, and amendments thereto. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.7.1	Assignment of Agreement for Purchase and Sale of Real Property dated May 20, 2011 between Woodfield Investments, LLC and GR-105 Long Point Venture, LLC. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.8	Building Loan Agreement (Commercial Building) dated May 20, 2011 between GR-105 Long Point Venture, LLC and Wells Fargo Bank, National Association. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.8.1	Promissory Note Secured by Mortgage dated May 20, 2011 by GR-105 Long Point Venture, LLC in favor of Wells Fargo Bank, National Association. (Previously filed as Exhibit 10.2.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.9	Limited Liability Company Agreement of GR-105 Long Point Venture, LLC executed on or about May 20, 2011. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.10	Purchase and Sale Agreement effective August 17, 2011 between Leeward Strategic Properties, Inc. and Global Growth, L.P. (Previously filed Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2011 and incorporated herein by reference.)

10.10.1	Assignment of Purchase and Sale Agreement dated October 17, 2011 between Global Growth, L.P. and GGT Gwinnett Center GA, LLC. (Previously filed Exhibit 10.1.1 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.11	Assignment and Assumption of Leases dated October 17, 2011 between Leeward Strategic Properties, Inc. and GGT Gwinnett Center GA, LLC. (Previously filed Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.12	Credit Line Loan Agreement dated October 17, 2011 between RBC Bank and GGT Gwinnett Center GA, LLC (Previously filed Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.12.1	Promissory Note ($11,150,000) dated October 17, 2011 by GGT Gwinnett Center GA,, LLC in favor of RBC Bank. (Previously filed Exhibit 10.3.1 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.12.2	Limited Continuing Guaranty Agreement dated October 17, 2011 by Global Growth Trust, Inc. f/b/o RBC Bank. (Previously filed Exhibit 10.3.2 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.13	Limited Liability Company Agreement of GGT Whitehall Venture NC, LLC dated January 9, 2012. (Previously filed as Exhibit 10.13 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.14	Agreement for Purchase and Sale of Real Property dated June 30, 2011 between Woodfield Acquisitions, LLC and Whitehall Corporate Center Development Limited Partnership, and amendments thereto. (Previously filed as Exhibit 10.14 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.14.1	Assignment of Agreement for Purchase and Sale of Real Property dated February 22, 2012 between Woodfield Acquisitions, LLC and GGT Whitehall Venture NC, LLC. (Previously filed as Exhibit 10.14.1 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.15	Construction Loan Agreement dated February 24, 2012 between GGT Whitehall Venture NC, LLC and Regions Bank. (Previously filed as Exhibit 10.15 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.15.1	Secured Promissory Note ($22,275,000) dated February 24, 2012 by GGT Whitehall Venture NC, LLC in favor of Regions Bank. (Previously filed as Exhibit 10.15.1 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.16	Limited Liability Company Agreement of GGT Crescent Crosstown FL Venture, LLC dated March 27, 2012. (Previously filed as Exhibit 10.16 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.17	Sales Contract dated March 24, 2012 between Crosstown Owner LLC and Crescent Resources, LLC, and amendments thereto. (Previously filed as Exhibit 10.17 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.17.1	Assignment of Sales Contract dated March 27, 2012 between Crescent Resources, LLC and GGT Crescent Crosstown FL Venture, LLC. (Previously filed as Exhibit 10.17.1 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.18	Construction Loan Agreement dated March 27, 2012 between GGT Crescent Crosstown FL Venture, LLC and U.S. Bank National Association. (Previously filed as Exhibit 10.18 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.18.1	Promissory Note ($26,736,443) dated March 27, 2012 by GGT Crescent Crosstown FL Venture, LLC in favor of U.S. Bank National Association. (Previously filed as Exhibit 10.18.1 to the Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.19	Limited Liability Company Agreement of GGT Crescent Alexander NC Venture, LLC dated November 27, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.20	Development Agreement dated November 27, 2012 between Crescent Development, LLC and GGT Crescent Alexander NC Venture, LLC. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.21	Construction Loan Agreement dated November 27, 2012 between GGT Crescent Alexander NC Venture, LLC and Regions Bank. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.21.1	Secured Promissory Note ($25,000,000) dated November 27, 2012 by GGT Crescent Alexander NC Venture, LLC in favor of Regions Bank. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.22	Limited Liability Company Agreement of GGT TRG Castle Hills TX, LLC dated November 30, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.23	Development Agreement dated November 30, 2012 between Trinsic Residential Group, LP and GGT TRG Castle Hills TX, LLC. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.24	Construction Loan and Security Agreement dated November 30, 2012 between GGT TRG Castle Hills TX, LLC and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.24.1	Promissory Note ($24,438,192) dated November 30, 2012 by GGT TRG Castle Hills TX, LLC in favor of JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.25	Purchase and Sale Agreement effective February 10, 2012 between Parkside/Grand Reserve, LTD. and Trinsic Acquisition Company, LLC. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.25.1	Assignment of Purchase and Sale Agreement dated December 20, 2012 between Trinsic Acquisition Company, LLC and GGT TRG Grand Lakes TX, LLC. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.26	Limited Liability Company Agreement of GGT TRG Grand Lakes TX, LLC dated December 20, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.27	Development Agreement dated December 20, 2012 between Trinsic Residential Group, LP and GGT TRG Grand Lakes TX, LLC. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.28	Construction Loan Agreement dated December 20, 2012 between Texas Capital Bank, National Association and GGT TRG Grand Lakes TX, LLC. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.28.1	Promissory Note ($21,470,000) dated December 20, 2012 by GGT TRG Grand Lakes TX, LLC in favor of Texas Capital Bank, National Association. (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from Global Growth Trust, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

GLOBAL GROWTH TRUST, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2012 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (6)
Property/Location	Encum- brances	Land & Land Improve- ments (1)	Buildings & Building Improve- ments	Tenant Imtprove- ments	Land and Improve- ments	Building and Building Improve- ments	Tenant Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Buildings & Building Improve- ments	Construc- tion in Process	Tenant Improve- ments	Total	Accumu- lated Depre- ciation	Date of Construc- tion	Date Acquired	Life on which depreciation in latest income statement is computed
Long Point Property (5)
Mount Pleasant, South Carolina	$21,244	$3,543	$—	$—	$2,604	$20,856	$—	$8	$6,147	$20,856	$8	$—	$27,011	$(277)	2012	5/20/2011	(4)
Gwinnett Center
Duluth, Georgia	7,729	3,020	7,930	220	14	66	294	10	3,034	7,996	10	514	11,554	(369)	(3)	10/17/2011	(4)
Whitehall Property (5)
Charlotte, South Carolina	12,150	2,887	—		1,005	5,651	—	12,618	3,892	5,651	12,618	—	22,161	—	(2)	2/24/2012	(4)
Crosstown Property(5)
Tampa, Florida	3,355	4,372	—	—	—	—	—	12,177	4,372	—	12,177	—	16,549	—	(2)	3/27/2012	(4)
Circle Alexander Village Property (5)
Charlotte, North Carolina	—	2,435	—	—	—	—	—	1,665	2,435	—	1,665	—	4,100	—	(2)	11/27/2012	(4)
Aura Castle Hills Property (5)
Lewisville, Texas	1	4,470	—	—	—	—	—	2,549	4,470	—	2,549	—	7,019	—	(2)	11/30/2012	(4)
Aura Grand Corner Property (5)
Katy, Texas	1	2,999	—	—	—	—	—	1,686	2,999	—	1,686	—	4,685	—	(2)	12/20/2012	(4)

	$44,480	$23,726	$7,930	$220	$3,623	$26,573	$294	$30,713	$27,349	$34,503	$30,713	$514	$93,079	$(646)

Transactions in real estate and accumulated depreciation as of December 31, 2012 are as follows:

Real Estate		Accumulated Depreciation
Balance at December 31, 2010	$—	Balance at December 31, 2010	$—
2011 Acquisitions	20,127	2011 Depreciation	(48)

Balance at December 31, 2011	$20,127	Balance at December 31, 2011	$(48)
2012 Acquisitions	72,952	2012 Depreciation	(598)

Balance at December 31, 2012	$93,079	Balance at December 31, 2012	$(646)

FOOTNOTES:

(1)	Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets.
(2)	As of December 31, 2012, these properties were under development.
(3)	Three buildings built in 1990, 1999 and 2000, respectively.
(4)	Building and building improvements are depreciated over 39 and 15 years, respectively. Tenant improvements, if any, are depreciated over the lesser of their useful life or the terms of their respective leases.
(5)	These properties are owned through separate joint venture agreements. As these entities are consolidated, the amounts presented include 100% of the costs of the venture.
(6)	The aggregate cost for federal income tax purposes is approximately $96.6 million.