Form 10-Q
period 2013-03-31
CNL Growth Properties, Inc.
filed 2013-05-13
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-54686

CNL Growth Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	26-3859644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 650-1000

Global Growth Trust, Inc.

(Former name, former address and former fiscal year if changed since the last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of May 3, 2013 was 10,290,898.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS

Real estate assets, net:
Operating real estate assets, net (including VIEs $51,681,530 and $36,691,468, respectively)	$64,145,118	$49,026,304
Construction in process, including land (including VIEs $49,528,137 and $44,665,596, respectively)	52,288,315	47,097,915

Total real estate assets, net	116,433,433	96,124,219
Cash and cash equivalents (including VIEs $575,713 and $743,094 respectively)	24,276,711	14,996,307
Lease intangibles, net	1,508,952	1,643,482
Loan costs, net (including VIEs $1,050,346 and $1,150,324, respectively)	1,146,147	1,260,849
Other assets (including VIEs $623,834 and $397,400, respectively)	687,368	544,084
Deferred rent (including VIEs $101,885 and $121,789, respectively)	458,360	363,716

Total Assets	$144,510,971	$114,932,657

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $49,412,633 and $36,750,983, respectively)	$57,371,613	$44,479,650
Accrued development costs (including VIEs $9,565,882 and $7,579,208, respectively)	9,565,882	7,579,208
Due to related parties	1,451,271	1,179,810
Accounts payable and other accrued expenses (including VIEs $224,415 and $147,420, respectively)	593,890	466,105
Other liabilities (including VIEs $23,318 and $30,658, respectively)	286,061	781,244

Total Liabilities	69,268,717	54,486,017

Commitments and contingencies (Note 7)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 9,308,231 and 7,522,035 shares issued and 9,239,599 and 7,456,989 outstanding, respectively	92,396	74,570
Capital in excess of par value	70,847,713	57,058,592
Accumulated deficit	(7,191,976)	(6,536,182)

Total Stockholders’ Equity	63,748,133	50,596,980
Noncontrolling interests	11,494,121	9,849,660

Total Equity	75,242,254	60,446,640

Total Liabilities and Equity	$144,510,971	$114,932,657

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues:
Rental income from operating leases	$1,759,780	$477,412
Tenant reimbursement income	8,310	—

Total revenues	1,768,090	477,412

Expenses:
Property operating expenses	860,123	374,187
General and administrative	580,984	457,654
Asset management fees	122,206	35,253
Property management fees	85,029	16,003
Acquisition fees and expenses	14,737	2,345
Depreciation and amortization	727,311	424,849

Total expenses	2,390,390	1,310,291

Operating loss	(622,300)	(832,879)

Other income (expense):
Interest and other income	386	315
Interest expense and loan cost amortization	(52,655)	—

Total other income (expense)	(52,269)	315

Net loss	(674,569)	(832,564)

Net loss attributable to noncontrolling interests	18,775	1,593

Net loss attributable to common stockholders	$(655,794)	$(830,971)

Net loss per share of common stock (basic and diluted)	$(0.08)	$(0.16)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,326,324	5,323,858

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2011	4,314,917	$43,149	$34,457,642	$(3,412,230)	$31,088,561	$357,300	$31,445,861
Subscriptions received for common stock through public offering	2,734,656	27,346	27,271,161	—	27,298,507	—	27,298,507
Redemptions of common stock	(65,046)	(650)	(611,557)	—	(612,207)	—	(612,207)
Stock issuance and offering costs	—	—	(4,053,929)	—	(4,053,929)	—	(4,053,929)
Stock distributions	472,462	4,725	(4,725)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	9,525,445	9,525,445
Distributions to noncontrolling interests	—	—	—	—	—	(20,550)	(20,550)
Net loss	—	—	—	(3,123,952)	(3,123,952)	(12,535)	(3,136,487)

Balance at December 31, 2012	7,456,989	74,570	57,058,592	(6,536,182)	50,596,980	9,849,660	60,446,640
Subscriptions received for common stock through public offering	1,628,337	16,283	16,227,108	—	16,243,391	—	16,243,391
Redemptions of common stock	(3,586)	(36)	(33,880)	—	(33,916)	—	(33,916)
Stock issuance and offering costs	—	—	(2,402,528)	—	(2,402,528)	—	(2,402,528)
Stock distributions	157,859	1,579	(1,579)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	1,671,030	1,671,030
Distributions to noncontrolling interests	—	—	—	—	—	(7,794)	(7,794)
Net loss	—	—	—	(655,794)	(655,794)	(18,775)	(674,569)

Balance at March 31, 2013	9,239,599	$92,396	$70,847,713	$(7,191,976)	$63,748,133	$11,494,121	$75,242,254

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(674,569)	$(832,564)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	727,311	424,849
Amortization of above- and below-market leases	13,488	41,187
Amortization of loan costs	5,864	—
Amortization of lease costs	17,749	496
Straight-line rent adjustments	(94,644)	(36,224)
Changes in operating assets and liabilities:
Other assets	(141,263)	(35,265)
Due to related parties	51,908	245,877
Accounts payable and other accrued expenses	117,904	80,391
Other liabilities	(17,069)	(34,239)

Net cash provided by (used in) operating activities	6,679	(145,492)

Investing Activities:
Development property costs, including land and capital expenditures	(18,752,008)	(16,406,580)
Payment of lease costs	(67,169)	(2,777)

Net cash used in investing activities	(18,819,177)	(16,409,357)

Financing Activities:
Subscriptions received for common stock through public offering	16,243,391	8,108,853
Stock issuance and offering costs	(2,182,975)	(1,210,031)
Redemptions of common stock	(507,713)	—
Proceeds from mortgage and construction notes payable	12,891,963	5,897,015
Payment of loan costs	(15,000)	(544,189)
Contributions from noncontrolling interests	1,671,030	2,715,806
Distributions to noncontrolling interests	(7,794)	—

Net cash provided by financing activities	28,092,902	14,967,454

Net Increase (Decrease) in Cash and Cash Equivalents	9,280,404	(1,587,395)
Cash and Cash Equivalents at Beginning of Period	14,996,307	18,032,784

Cash and Cash Equivalents at End of Period	$24,276,711	$16,445,389

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $370,366 and $115,042, respectively	$14,378	$—

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs and site improvements	$9,565,882	$3,479,900

Stock issuance and offering costs	$331,704	$98,193

Redemptions of common stock	$33,916	$—

Loan cost amortization capitalized on development properties	$133,720	$36,927

Stock distributions declared (at par)	$1,579	$934

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

1.	Business and Organization

CNL Growth Properties, Inc., formerly known as Global Growth Trust, Inc., was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, CNL Growth Properties, Inc., Global Growth, LP, a Delaware limited partnership (the “Operating Partnership”), Global Growth GP, LLC and other subsidiaries of CNL Growth Properties, Inc. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor. Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. The Company’s Advisor has subcontracted with CNL Global Growth Sub-Advisors, LLC, Macquarie Infrastructure and Real Assets Inc. (“MIRA”) and MGPA Advisory (Singapore) Pte Ltd (“MGPA Advisory”) to perform substantially all of these functions as sub-advisors. In addition, certain sub-property managers have been engaged by the Company to provide certain property management services.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Initial Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The Initial Offering closed on April 7, 2013 with the Company having received aggregate proceeds of approximately $94.2 million since inception.

On October 5, 2012, the Company filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock (the “Follow-On Offering”). As of the date of this filing, the registration statement for the Follow-On Offering had not been declared effective by the SEC.

As of March 31, 2013, the Company owned 100% of a multi-tenant, three-building office complex and interests in six joint ventures, each of which has developed or is in the process of developing a multi-family property located in the United States. As of March 31, 2013, construction had been completed relating to one of the development properties and the other five were at various stages of completion, with scheduled completion dates ranging from the second quarter of 2013 to the third quarter of 2014.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2013 may not be

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

2.	Summary of Significant Accounting Policies (continued)

indicative of the results expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidation and Variable Interest Entities – The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation. In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements. In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to net loss do not include noncontrolling interests in the Company’s VIE’s, which the Company reports separately.

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying condensed consolidated financial statements.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant estimates and assumptions are made in connection with the allocation of purchase price, the analysis of real estate impairments and estimates for development accruals. Actual results could differ from those estimates.

Adopted Accounting Pronouncements – In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of In Substance Real Estate – a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications – Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

3.	Real Estate Assets, net

During the three months ended March 31, 2013, the Whitehall Property, which is being completed in phases, was partially operational. As of March 31, 2013 and December 31, 2012, real estate assets consisted of the following:

	March 31, 2013	December 31, 2012
Operating real estate assets, net:
Land and land improvements	$14,421,335	$10,963,240
Buildings and improvements	45,228,819	34,503,514
Tenant improvements	721,608	514,128
Furniture, fixtures and equipment	5,207,829	3,918,729
Less: accumulated depreciation and amortization	(1,434,473)	(873,307)

Total operating real estate assets, net	64,145,118	49,026,304
Construction in process, including land	52,288,315	47,097,915

Total real estate, net	$116,433,433	$96,124,219

For the three months ended March 31, 2013 and 2012, depreciation and amortization expense on the Company’s real estate assets were approximately $0.6 million and $0.1 million, respectively.

4.	Indebtedness

During the three months ended March 31, 2013, the Company borrowed $12.7 million under its construction loans in connection with its multifamily development projects and approximately $0.2 million related to its Gwinnett Center mortgage note payable. Maturities of indebtedness for the remainder of 2013 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of March 31, 2013:

2013	$—
2014	29,203,057
2015	28,168,556
2016	—
2017	—
Thereafter	—

$57,371,613

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are generally effective after the respective property is operational, and in connection therewith, the Company was in compliance with such covenants, as applicable, as of March 31, 2013.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

4.	Indebtedness (continued)

The estimated fair market value and carrying value of the Company’s debt was approximately $57.9 million and $57.4 million, respectively, as of March 31, 2013. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximated the carrying value as of March 31, 2013 because of the relatively short maturities of the obligations.

5.	Related Party Arrangements

For the three months ended March 31, 2013 and 2012, the Company incurred the following fees due to the managing dealer in connection with its Initial Offering:

	2013	2012

Selling commissions	$1,107,214	$558,378
Marketing support fees	481,148	239,305

	$1,588,362	$797,683

For the three months ended March 31, 2013 and 2012, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	2013	2012
Reimbursable expenses:
Offering costs	$814,166	$406,178
Operating and acquisition expenses	239,869	321,614

	1,054,035	727,792
Investment services fees(1)	—	833,159
Asset management fees(1)	202,398	64,206
Property management fees	19,719	16,003

	$1,276,152	$1,641,160

FOOTNOTE:

(1)

For the three months ended March 31, 2013 and 2012, approximately $0.1 million and $0.03 million, respectively, of asset management fees incurred by the Company were capitalized as part of the cost of development properties. In addition, for the three months ended March 31, 2012, approximately $0.8 million of investment services fees incurred by the Company were capitalized as part of the cost of development properties.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

5.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	March 31, 2013	December 31, 2012
Due to Managing Dealer:
Selling commissions	$153,823	$52,207
Marketing support fees	65,924	22,375

	219,747	74,582

Due to Property Manager:
Property management fees	42,237	57,046

Due to the Advisor and its affiliates:
Reimbursable offering costs	111,957	37,569
Reimbursable operating expenses	1,077,330	1,010,613

	1,189,287	1,048,182

	$1,451,271	$1,179,810

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

For the Expense Years ended March 31, 2013 and 2012, the Company incurred $0.476 million and $1.265 million, respectively, of operating expenses in excess of the Limitation, of which $0.438 million and $0.946 million, respectively, related to prior Expense Years previously reviewed by the Company’s independent directors. The Company’s independent directors determined that the additional $0.038 million and $0.319 million in operating expenses incurred for the Expense Years ended March 31, 2013 and 2012, respectively, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth orientation of the Company, and its complimentary stock distributions,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s offerings. The Advisor had incurred an additional $7.0 million of costs on behalf of the Company in connection with the offerings (exceeding the 15% limitation on expenses) as of March 31, 2013. These costs may be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

5.	Related Party Arrangements (continued)

Transactions with Other Related Parties – During three months ended March 31, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company with two of its multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In connection therewith, during the three months ended March 31, 2013, approximately $0.1 million in development fees were incurred and are included the Company’s consolidated financial statements as part of the cost of the applicable development projects.

6.	Stockholders’ Equity

Distributions – During the three months ended March 31, 2013 and 2012, the Company declared 157,859 and 93,403 shares, respectively, of common stock as stock distributions, which were issued in March 2013 and April 2012, respectively. These distributions of new common shares to the recipient stockholders are non-taxable distributions.

Redemptions of Common Stock – During the three months ended March 31, 2013, the Company received and accepted redemption requests for 3,586 shares for approximately $0.03 million under its redemption plan, all of which were paid as of the date of this filing.

7.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s five multifamily development properties under construction as of March 31, 2013, the Company has committed to fund approximately $86.9 million in remaining development and other costs as of March 31, 2013. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

See Note 5. “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its offering of shares and expenses thereof.

8.	Subsequent Events

During the period April 1, 2013 through the close of the Company’s Initial Offering on April 7, 2013, the Company received additional subscription proceeds of approximately $10.4 million.

In May 2013, Long Point Joint Venture, which developed the Long Point Property that was completed in November 2012, refinanced the original development and construction loan and entered into a new mortgage loan and security agreement with the lender in the aggregate original principal amount of $28.5 million. The new loan bears interest at a LIBOR rate plus 2.33%, adjusted monthly, but not less than 2.33% per annum, and will mature on June 1, 2023, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due. Until June 2014, Long Point Joint Venture will be required to make monthly interest only payments; and thereafter until the maturity date, Long Point Joint Venture

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2013

will pay monthly fixed payments of principal plus interest. Beginning with the second year of the loan term, but subject to certain eligibility criteria, Long Point Joint Venture will have the option to convert the mortgage loan from an adjustable rate to a fixed rate, and if applicable, to extend the maturity date. The loan may be prepaid after the first year of the loan term, upon written notice to the lender and subject to a 1% prepayment premium. The loan is secured by the Long Point Property. In addition, Long Point Joint Venture entered into an interest rate cap with a $28.5 million notional principal amount and a LIBOR rate cap of 5.18% as part of entering into this financing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. CNL Growth Properties, Inc., formerly known as Global Growth Trust, Inc. (the “Company”), intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions; and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made; risks of doing business internationally, including currency risks; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s ability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s ability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners, tenants, agents or other persons acting on behalf of the Company; consequences of our net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s REIT qualification; and the Company’s ability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this and the Company’s other quarterly reports on Form 10-Q, and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at http://www.cnlgrowthproperties.com.

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

OVERVIEW

Overview

CNL Growth Properties, Inc., formerly known as Global Growth Trust, Inc., was organized as a Maryland corporation on December 12, 2008 and has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “us,” “we,” “our,” “our Company” and “CNL Growth Properties, Inc.” include CNL Growth Properties, Inc. and each of its subsidiaries.

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Initial Offering”). As of March 31, 2013, we had received total offering proceeds of approximately $84 million (8.4 million shares) in connection with our Initial Offering. Subsequent to March 31, 2013 through the close of our Initial Offering on April 7, 2013, we received additional subscriptions proceeds of approximately $10.4 million (1.1 million shares).

On October 5, 2012, we filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock (the “Follow-On Offering”). The Follow-On Offering will not commence until it is declared effective by the SEC and, if commenced, is expected to close around December 31, 2013, unless extended to a later date by our board of directors. The terms of the Follow-On Offering are expected to be substantially the same as our Initial Offering, with the exception of the maximum offering amount and the duration of the offering; however, our board of directors may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the termination date of the offering or determine not to commence the offering.

Our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor (the “Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”), which is a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager.

Our Real Estate Portfolio

Our initial investment mandate was to seek assets that held the potential for appreciation. As our offering proceeds were invested, we identified a niche opportunity to invest in multifamily development projects. We believe that this is a unique asset class experiencing strong investor demand because of shifting demographics and homeownership rates.

As of March 31, 2013, we owned 100% of a multi-tenant, three-building office complex and interests in six joint ventures, each of which has developed or is currently developing a multifamily property located in the United States. In total, our multifamily portfolio includes over 1,800 apartment units that are either under development or newly developed. As of March 31, 2013, construction had been completed relating to one of the development properties and the other five were at various stages of completion, with scheduled completion dates ranging from the second quarter of 2013 to the third quarter of 2014. We did not acquire any properties during the quarter ended March 31, 2013; however, we incurred approximately $5 million in development costs related to our Whitehall Property in Charlotte, NC, which became partially operational in the first quarter and we expect to complete in the second quarter of 2013. We also incurred approximately $16 million in development costs related to our other multifamily properties that were under development as of March 31, 2013. The following presents our properties under development as of March 31, 2013 and when we expect them to be completed and fully operational:

Name	Estimated Completion Date
Whitehall Property	Q2 2013
Circle Crosstown Property	Q4 2013
Circle Alexander Village Property	Q2 2014
Aura Castle Hills Property	Q2 2014
Aura Grand Corner Property	Q3 2014

LIQUIDITY AND CAPITAL RESOURCES

General

As a REIT, we are required to distribute at least 90% of our taxable income; therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary source of capital has been proceeds from our Initial Offering, which closed on April 7, 2013. The Follow-On Offering will not commence until it is declared effective by the SEC and, if commenced, is expected to close around December 31, 2013, unless extended to a later date by our board of directors. Although the terms of the Follow-On Offering are expected to be substantially the same as our Initial Offering, except for the maximum share amount and the shortened duration, our board of directors may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the termination date of the offering or determine not to commence the offering.

Generally, once we have stabilized assets and are fully invested, we expect to meet cash needs for items other than acquisitions, acquisition-related expenses and offering costs from our cash flow from operations, and we expect to meet cash needs for acquisitions, acquisition-related expenses and offering costs from net proceeds from our equity offerings and financings. However, until such time as we are fully invested and our investments have stabilized, we have and may continue to use proceeds from our Initial Offering and any subsequent offering, to pay a portion of our operating expenses and debt service.

Due to our investment strategy of investing in development and other growth-oriented properties, we expect to have little, if any, cash flow from operations available to pay distributions in cash until we make substantial investments and they stabilize. Any cash generated from operations may be used to repay debt and fund capital items, including lease commissions and tenant improvements. Therefore, we do not anticipate generating distributable earnings in the near term. As such, our board of directors has determined to issue stock distributions, which allows us to preserve cash as our properties achieve stabilization. Our board of directors has authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing for each calendar quarter until terminated or amended by our board of directors. The shares issued pursuant to this policy will be issued on or before the last business day of the applicable calendar quarter.

For the three months ended March 31, 2013, we declared stock distributions and issued 157,859 shares of common stock. Stock distributions are non-taxable to stockholders at the time of distribution. If we determine to pay cash distributions at a later date, such distributions, in whole or in part, may constitute ordinary income, capital gain income, or a return of capital for federal tax purposes.

In general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to be approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances, in excess of such levels if approved by a majority of the independent members of the board.

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

We intend to continue to strategically use leverage on our real properties and possibly other assets as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. Our ability to continue to obtain indebtedness could be adversely affected by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.

Potential future sources of capital include proceeds from collateralized or uncollateralized financings from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

The number of properties and other permitted investments we may acquire will depend on the number of shares sold through our offerings and the resulting amount of the net proceeds available for investment. If we do not pursue the Follow-On Offering, or if we pursue the Follow-On Offering but the number of shares sold is substantially less than the maximum offering amount, we will have limited capital to acquire additional investments unless we obtain additional debt or other equity capital.

Our board of directors will consider strategic alternatives for future liquidity options, including our sale or the sale of all of our assets, merger opportunities or the listing of the shares of our common stock on a national securities exchange. Although our board of directors is not required to recommend a liquidity event by any certain date, based on our current plans to complete our offering stage around December 31, 2013 and the estimated time needed to complete our acquisition phase and have our assets stabilize, we currently anticipate our board of directors will begin considering strategic alternatives for liquidity in 2014.

Sources of Liquidity and Capital Resources

Common Stock Offerings

As indicated above, to date, our main source of capital has been proceeds of our Initial Offering. For the three months ended March 31, 2013, we received offering proceeds of approximately $16.2 million and at March 31, 2013, held $24.3 million in cash, substantially all of which was available for investment. Subsequent to March 31, 2013 through the close of our Initial Offering on April 7, 2013, we received additional subscriptions proceeds of approximately $10.4 million (1.1 million shares).

We will not receive any additional proceeds from our Initial Offering that closed April 7, 2013. In addition, although we have filed a registration statement for our Follow-On Offering with the SEC, the Follow-On Offering will not commence until it is declared effective by the SEC, which had not yet occurred as of the date of filing this Form 10-Q. There is no guarantee the Follow-On Offering will be declared effective or that we will ultimately pursue such offering. In addition, although we currently anticipate the terms of the Follow-On Offering will be substantially the same as our Initial Offering, except for the stated maximum amount of shares and shorter duration, our board of directors may determine to change the terms of the offering prior to effectiveness, including the offering price of shares of our common stock, the total amount of shares offered, the termination date of the offering or determine not to commence the offering. As described above, if we do not pursue the Follow-On Offering, or if we pursue the Follow-On Offering but the number of shares sold is substantially less than the maximum offering amount, we will have limited capital to acquire additional investments unless we obtain additional debt or equity capital.

Sales of Assets

In 2011, we acquired from a lender a foreclosed, three-building office complex near Atlanta, Georgia, the Gwinnett Center, with the intention of repositioning it over a three to five year period consistent with our investment strategy. In April 2013, due to continuing trends and favorable market conditions in multifamily development and our increased focus on that sector, our Advisor began exploring a potential sale of Gwinnett Center. Should this occur, our equity could be redeployed in additional multifamily development assets. Any such disposition of the Gwinnett Center would be subject to approval by our board of directors. We do not anticipate we will sell this property for a loss.

Borrowings

During the three months ended March 31, 2013, we borrowed approximately $12.7 million in connection with construction draws relating to our development properties and approximately $0.2 million for tenant improvements related to our Gwinnett Center mortgage note payable. As of March 31, 2013 and December 31, 2012, we had an aggregate debt leverage ratio of approximately 39.7% and 38.7%, respectively. As of March 31, 2013, we were in compliance with all applicable debt covenants.

We expect to borrow additional amounts to fund multifamily development costs up to the remaining maximum capacity under the loans of approximately $92 million over the next 18 months. In addition, in connection with any additional acquisitions of multifamily development projects, we expect to obtain construction financing for approximately 65% to 70% of the applicable development budgets. As we continue repositioning the Gwinnett Center and depending on the timing of any disposition of such property, we could borrow up to an additional $3.2 million under the terms of the existing loan in connection with leasing costs related to the property. We may also seek other sources of debt capital that could include secured or unsecured debt should we determine that it allows us to achieve our goal of taking advantage of current demographic trends favoring multifamily development; however, financing such as this could be difficult to obtain.

Generally, our construction financing for our multifamily development projects is for a term of three years, extendable for up to an additional two years. Generally, we expect to consider refinancing our construction debt prior to the initial maturity date as each development property stabilizes. In May 2013, Long Point Joint Venture, which developed the Long Point Property that was completed in November 2012, refinanced the original development and construction loan and entered into a new mortgage loan and security agreement with the lender in the aggregate original principal amount of $28.5 million, resulting in over $6.4 million in additional proceeds available to us for general corporate purposes, including the investment in additional properties. The new loan bears interest at a LIBOR rate plus 2.33%, adjusted monthly, but not less than 2.33% per annum, and will mature on June 1,

2023, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due. Until June 2014, Long Point Joint Venture will be required to make monthly interest only payments; and thereafter until the maturity date, Long Point Joint Venture will pay monthly fixed payments of principal plus interest. Beginning with the second year of the loan term, but subject to certain eligibility criteria, the Long Point Joint Venture will have the option to convert the mortgage loan from an adjustable rate to a fixed rate, and if applicable, to extend the maturity date. The loan may be prepaid after the first year of the loan term, upon written notice to the lender and subject to a 1% prepayment premium. The loan is secured by the Long Point Property. The Long Point Joint Venture also entered into an interest rate cap with a $28.5 million notional principal amount and a LIBOR rate cap of 5.18% as part of entering into this financing. In connection with this refinancing, our advisor will be entitled to a financing fee of up to 1.00% of the amount financed.

The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents.

Capital Contributions from Noncontrolling Interests

During the three months ended March 31, 2013, our co-venture partners made capital contributions aggregating approximately $1.7 million. In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $5.9 million as of March 31, 2013. These amounts, as well as amounts previously funded, will be, or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of March 31, 2013, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Net Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2013, we generated approximately $0.01 million in cash from operating activities and during the three months ended March 31, 2012, we used approximately $0.1 million of net cash in operating activities. Cash flows from operating activities improved during the three months ended March 31, 2013, primarily as a result of net operating income from our Long Point Property, which became operational in the fourth quarter of 2012 and the first buildings related to the Whitehall Property being placed in service in late December 2012. Due to the fact that the majority of our properties are under development and not yet stabilized, net operating income from our properties may not be sufficient to fund all of our operating expenses; therefore, we may continue to fund all or a portion of our expenses from other sources, including with offering proceeds.

Uses of Liquidity and Capital Resources

Acquisitions and Development Costs Incurred

During the three months ended March 31, 2013, we funded approximately $18.6 million in development costs related to our multifamily development projects. Pursuant to the development agreements for the five properties under development as of March 31, 2013, we had commitments to fund approximately $86.9 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property.

During the three months ended March 31, 2013, we funded approximately $0.06 million in lease costs and $0.2 million in tenant improvements at Gwinnett Center. We expect to incur additional leasing commissions related to Gwinnett Center in connection with the continued lease up on the property.

In addition to continued funding of our current multifamily development projects, our Advisor has identified additional multifamily development opportunities, including three active projects in which we may enter into joint venture arrangements by June 2013 which, if entered into would add an additional 900 units under development to our portfolio and deploy approximately $26 million of our cash available for investment.

Stock Issuance and Offering Costs

Under the terms of our Initial Offering, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the three months ended March 31, 2013, we paid approximately $2.2 million in stock issuance and offering costs. As of March 31, 2013, the Advisor had incurred on our behalf approximately $7.0 million of additional costs in connection with our offerings exceeding the 15% limitation on expenses. To the extent such costs are within the 15% limitation, some or all of these costs are expected to be recognized by us in future periods as we receive future offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from our properties, other than those described above, risk factors identified in Part II, Item 1A of this report and the “Risk Factors” section of an Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we owned seven real estate assets, as described in “Our Real Estate Portfolio” above. Our results of operations for the respective periods presented reflect increases in most categories due to the completion of development and operations commencing at certain of our multifamily properties, with 343 out of 556 completed multifamily units occupied as of March 31, 2013. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational over the next 18 months, and beyond that as we identify additional multifamily development opportunities. In addition, although we are seeking to lease up the existing vacancies at Gwinnett Center, due to the leases scheduled to expire over the next 12 to 18 months and the fact that our Advisor is beginning to explore a potential sale of this asset, we do not expect significant increases in revenues at Gwinnett Center in 2013.

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

Revenues. Rental income and tenant reimbursements were approximately $1.8 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Rental income increased approximately $1.2 million due to the Long Point Property having reached stabilization and the Whitehall Property being operational and approximately 51% leased and 31% occupied as of March 31, 2013. Based on the current lease rates and stabilized occupancy, we anticipate rental revenue from our Long Point Property will be approximately $4.3 million in 2013. The Long Point Property took its first residents in May 2012, and early indications show a strong renewal demand. We expect additional increases in revenue in 2013 as our other properties currently under development become increasingly operational.

Property Operating Expenses. Property operating expenses for the three months ended March 31, 2013 and 2012 were approximately $0.9 million and $0.4 million, respectively. During the three months ended March 31, 2013, we had approximately $0.4 million in property operating expenses relating to our Long Point Property, which opened in phases beginning in the second quarter of 2012 and became fully operational in November 2012. We also incurred approximately $0.1 million in pre-opening costs and property operating expenses relating to our Whitehall Property, which also opens in phases, with the first buildings having become operational late in December 2012. Property operating expenses are expected to increase in future quarters of 2013 as Whitehall is completed and becomes fully operational and as additional properties under development become increasingly operational.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $0.6 million and $0.5 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’

insurance, accounting and legal fees, and board of directors’ fees. For the three months ended March 31, 2013 as compared to 2012, general and administrative expenses increased primarily as a result of state franchise taxes incurred relating to the Long Point Property and Whitehall Property being operational. We anticipate that we will continue to see an increase in general and administrative expenses as we acquire additional properties and grow. However, we believe that the increase should be relatively small and generally offset by efficiencies that we expect to realize as our properties become operational and stabilize.

Asset Management Fees. We incurred approximately $0.2 million and $0.06 million in asset management fees payable to our Advisor during the three months ended March 31, 2013 and 2012, respectively, of which approximately $0.1 million and $0.03 million, respectively, were capitalized as part of the cost of our properties that were under development. We incur asset management fees at an annual rate of 1% of the amount of our real estate assets. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional real estate properties. However, we expect certain amounts incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.08 million and $0.02 million in property management fees during the three months ended March 31, 2013 and 2012, respectively, as a result of the management of Gwinnett Center (which was acquired in October 2011), our Long Point Property (which opened in phases during 2012 beginning in the second quarter and became fully operational in November 2012) and our Whitehall Property (which is opening in phases, with the first buildings having become operational late December 2012). Property management fees are generally equal to 2.75% to 3.5% of property revenues. We expect increases in these fees as property revenues increase during the remainder of 2013.

Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2013 and 2012 were approximately $0.7 million and $0.4 million, respectively, and were comprised of depreciation and amortization of the buildings, improvements and in-place leases related to Gwinnett Center, our Long Point Property, and a portion of our Whitehall Property. The increase in expense for the three months ended March 31, 2013 was a result of the Long Point Property and the Whitehall Property not being operational in the three months ended 2012. We expect increases in depreciation and amortization during the remainder of 2013 as the Whitehall Property becomes fully operational and other development properties become operational.

Interest Expense and Loan Cost Amortization. During the three months ended March 31, 2013 and 2012, we incurred approximately $0.6 million and $0.2 million, respectively, of interest expense and loan cost amortization relating to debt outstanding on our properties, of which $0.5 million and $0.2 million, respectively, was capitalized as development costs relating to our properties under development. We expect interest expense to continue to increase over the next 12 to 18 months as we continue to borrow under our construction loans to fund additional development costs for our existing multifamily development properties. In addition, to the extent we acquire additional properties, we expect to fund such acquisitions and development projects with approximately 65% to 70% leverage. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our properties while they are under development. As our development properties become operational, we expect that these expenses will be recognized as an expense, as opposed to capitalized, as our weighted average expenditures on development properties decrease as assets are placed in service.

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

For the Expense Years ended March 31, 2013 and 2012, we incurred $0.476 million and $1.265 million, respectively, of operating expenses in excess of the Limitation, of which $0.438 million and $0.946 million, respectively, related to prior Expense Years previously reviewed by our independent directors. Our independent directors determined that the additional $0.038 million and $0.319 million in operating expenses incurred for the Expense Years ended March 31, 2013 and 2012, respectively, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of us, and our complimentary stock distribution,

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012.

FUNDS FROM OPERATIONS

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”), which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under generally accepted accounting principles (“GAAP”).

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (“White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property, real estate asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Our FFO calculation complies with NAREIT’s policy described above.

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

The following table presents a reconciliation of net loss to FFO for the three months ended March 31:

	2013	2012

Net loss	$(655,794)	$(830,971)
Adjustments:
Depreciation and amortization (including amortization of in-place lease intangible assets) attributable to common stockholders	704,322	425,345

FFO	$48,528	$(405,626)

Weighted average number of shares of common stock outstanding (basic and diluted)	8,326,324	5,323,858

Net loss per share (basic and diluted)	$(0.08)	$(0.16)

FFO per share (basic and diluted)	$0.01	$(0.08)

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, an executive officer of CNL serves on the board of directors of Crescent, our joint venture partner for two of our multifamily development projects. See Note 5, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2012 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of March 31, 2013, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2013	2014–2015	2016–2017	Thereafter	Total

Development contracts on development properties (2)	$65,586,803	$30,859,129	$—	$—	$96,445,932
Mortgage notes payable (principal and interest)(2)	315,288	8,276,345	—	—	8,591,633
Construction notes payable (principal and interest)(2)	1,070,505	50,667,725	—	—	51,738,230

	$66,972,596	$89,803,199	$—	$—	$156,775,795

FOOTNOTES:

(1)

The amounts presented above represent accrued development costs as of March 31, 2013 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

(2)

For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2012 for a summary of our Critical Accounting Policies and Estimates.

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

The following is a schedule as of March 31, 2013, of our variable rate debt maturities for the remainder of 2013 and each of the next four years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2013	2014	2015	2016	2017	Thereafter	Total	Approximate Fair Value

Variable rate debt	$—	$29,203,057	$28,168,556	$—	$—	$—	$57,371,613	$57,900,000

Average interest rate (1)	—	3.71%	2.57%	—	—	—	3.15%

FOOTNOTE

(1)	As of March 31, 2013, we were paying the interest rate floor on certain of our variable rate debt.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of March 31, 2013, would increase annual interest expense by approximately $0.3 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings – None.

Item 1A.	Risk Factors – None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering our Initial Offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC. The Initial Offering commenced on October 20, 2009 and closed on April 7, 2013.

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

The Follow-On Offering will not commence until it is declared effective by the SEC and is expected to close around December 31, 2013, unless extended to a later date by our board of directors. The terms of the Follow-On Offering are expected to be substantially the same as our Initial Offering, except for the maximum share amount and the shortened duration; however, our board or directors may determine to revise the terms of the Follow-On Offering prior to its effectiveness, including the offering price per share of our common stock, the termination date of the offering or determine not to commence the offering.

We intend to pay offering expenses, acquire properties and make other permitted investments with proceeds from our Initial Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay a portion of our operating expenses from our net proceeds from our offerings. The use of proceeds from our Initial Offering and borrowings were as follows as of March 31, 2013:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	8,398,380

Aggregate offering price of amount sold	$83,800,234
Offering expenses(3)	(12,082,298)	$(7,995,067)	$(4,087,231)

Net offering proceeds to the issuer after deducting Offering expenses	71,717,936
Proceeds from borrowings, net of loan costs	55,773,283

Total net offering proceeds and borrowings	127,491,219
Purchases of and additions to real estate assets(4)	(96,216,826)		(96,216,826)
Payment of investment services fees and acquisition expenses	(3,483,067)	(2,733,812)	(749,255)
Payment of lease costs	(361,610)		(361,610)
Redemptions of common stock	(612,207)		(612,207)
Payment of operating expenses(5)	(2,540,798)	(1,737,923)	(802,875)

Unused proceeds from the Offering and borrowings	$24,276,711

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Initial Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Initial Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)	Excludes amounts funded with capital contributions from noncontrolling entities.
(5)

Due to the fact we are in our acquisition phase, in addition to the growth-oriented nature of our assets, we have used proceeds from our Initial Offering to fund a portion of operating expenses paid to date. The amount of operating expenses paid to affiliates includes board fees to our independent directors, asset management fees on operating properties, property management fees and reimbursement of personnel costs of the Advisor for amounts incurred on our behalf. Operating expenses to unrelated third parties initially paid by the Advisor and reimbursed by us are included in the Payment to Others column for purposes of this presentation. The above table is on a cash basis and therefore does not include amounts incurred but unpaid to the Advisor as of the date presented.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our stock redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock during such 12-month period. For the three months ended March 31, 2013, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
January 1, 2013 through January 31, 2013	—	—	—	267,803
February 1, 2013 through February 28, 2013	—	—	—	279,106
March 1, 2013 through March 31, 2013	3,586	$9.46	3,586	289,357

Total	3,586		3,586

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described and does not take into account the amount our board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan.

As of March 31, 2013, we did not have any outstanding redemption requests relating to our shares of common stock. Amounts redeemed during the three months ended March 31, 2013, were funded with proceeds from our Initial Offering.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of May, 2013.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.