Form 10-Q
period 2013-06-30
CNL Growth Properties, Inc.
filed 2013-08-08
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 2, 2013 was 10,485,740.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS

Real estate assets, net:
Operating real estate assets, net (including VIEs $74,865,321 and $36,691,468, respectively)	$76,584,177	$37,644,006
Construction in process, including land (including VIEs $59,412,661 and $44,665,596, respectively)	62,709,710	47,097,915

Total real estate assets, net	139,293,887	84,741,921
Real estate held for sale	13,293,659	13,225,739
Cash and cash equivalents (including VIEs $1,578,595 and $743,094 respectively)	24,462,991	14,996,307
Restricted cash (including VIEs $302,548 and $0, respectively)	302,548	—
Loan costs, net (including VIEs $1,604,854 and $1,150,324, respectively)	1,962,610	1,260,849
Other assets (including VIEs $599,315 and $397,400, respectively)	760,274	544,084
Deferred rent (including VIEs $118,425 and $121,789, respectively)	118,425	121,789

Total Assets	$180,194,394	$114,890,689

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $69,303,476 and $36,750,983, respectively)	$77,280,718	$44,479,650
Accrued development costs (including VIEs $11,075,333 and $7,579,208, respectively)	11,075,333	7,579,208
Due to related parties	2,162,995	1,179,810
Accounts payable and other accrued expenses (including VIEs $748,706 and $147,420, respectively)	1,314,943	466,105
Other liabilities (including VIEs $75,291 and $30,658, respectively)	283,215	739,276

Total Liabilities	92,117,204	54,444,049

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 10,560,340 and 7,522,035 shares issued, respectively, and 10,485,740 and 7,456,989 shares outstanding, respectively	104,857	74,570
Capital in excess of par value	79,714,377	57,058,592
Accumulated deficit	(7,949,638)	(6,536,182)

Total Stockholders’ Equity	71,869,596	50,596,980
Noncontrolling interests	16,207,594	9,849,660

Total Equity	88,077,190	60,446,640

Total Liabilities and Equity	$180,194,394	$114,890,689

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$1,638,432	$30,556	$2,878,597	$30,556

Total revenues	1,638,432	30,556	2,878,597	30,556

Expenses:
Property operating expenses	961,640	227,195	1,515,323	259,064
General and administrative	560,652	415,350	1,140,204	865,791
Asset management fees	126,489	5,906	213,407	5,906
Property management fees	73,860	22,000	141,900	22,000
Acquisition fees and expenses	4,378	56,582	19,115	58,927
Depreciation	622,949	25,858	1,082,725	25,858

Total expenses	2,349,968	752,891	4,112,674	1,237,546

Operating loss	(711,536)	(722,335)	(1,234,077)	(1,206,990)

Other income (expense):
Interest and other income	48,559	319	48,945	634
Interest expense and loan cost amortization	(180,099)	—	(224,595)	—

Total other income (expense)	(131,540)	319	(175,650)	634

Loss from continuing operations	(843,076)	(722,016)	(1,409,727)	(1,206,356)

Loss from discontinued operations	(10,942)	(327,912)	(118,860)	(676,136)

Net loss including noncontrolling interests	(854,018)	(1,049,928)	(1,528,587)	(1,882,492)

Net loss from continuing operations attributable to noncontrolling interests	96,356	11,136	115,131	12,729

Net loss attributable to common stockholders	$(757,662)	$(1,038,792)	$(1,413,456)	$(1,869,763)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.07)	$(0.11)	$(0.13)	$(0.20)
Discontinued operations	$(0.00)	$(0.05)	$(0.01)	$(0.11)

Basic and diluted
net loss per share	$(0.07)	$(0.16)	$(0.14)	$(0.31)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,468,542	6,387,742	9,998,697	5,955,985

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2013 (Unaudited) and the Year Ended December 31, 2012

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2011	4,314,917	$43,149	$34,457,642	$(3,412,230)	$31,088,561	$357,300	$31,445,861
Subscriptions received for common stock through public offering	2,734,656	27,346	27,271,161	—	27,298,507	—	27,298,507
Redemptions of common stock	(65,046)	(650)	(611,557)	—	(612,207)	—	(612,207)
Stock issuance and offering costs	—	—	(4,053,929)	—	(4,053,929)	—	(4,053,929)
Stock distributions	472,462	4,725	(4,725)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	9,525,445	9,525,445
Distributions to noncontrolling interests	—	—	—	—	—	(20,550)	(20,550)
Net loss	—	—	—	(3,123,952)	(3,123,952)	(12,535)	(3,136,487)

Balance at December 31, 2012	7,456,989	74,570	57,058,592	(6,536,182)	50,596,980	9,849,660	60,446,640
Subscriptions received for common stock through public offering	2,679,636	26,796	26,624,514	—	26,651,310	—	26,651,310
Redemptions of common stock	(9,554)	(96)	(90,738)	—	(90,834)	—	(90,834)
Stock issuance and offering costs	—	—	(3,874,404)	—	(3,874,404)	—	(3,874,404)
Stock distributions	358,669	3,587	(3,587)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	6,837,857	6,837,857
Distributions to noncontrolling interests	—	—	—	—	—	(364,792)	(364,792)
Net loss	—	—	—	(1,413,456)	(1,413,456)	(115,131)	(1,528,587)

Balance at June 30, 2013	10,485,740	$104,857	$79,714,377	$(7,949,638)	$71,869,596	$16,207,594	$88,077,190

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(1,528,587)	$(1,882,492)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,440,615	854,559
Amortization of above- and below-market leases	17,983	79,319
Amortization of lease costs	23,474	2,107
Loss on extinguishment of debt	69,276	—
Straight-line rent adjustments	(113,779)	(80,085)
Unrealized gain from change in fair value of interest rate caps	(48,158)	—
Changes in operating assets and liabilities:
Other assets	(17,095)	(123,643)
Due to related parties	108,664	223,955
Accounts payable and other accrued expenses	784,956	109,974
Other liabilities	51,651	(14,526)

Net cash provided by (used in) operating activities	789,000	(830,832)

Investing Activities:
Development property costs, including land and capital expenditures	(50,882,022)	(27,314,511)
Capital expenditures on real estate held for sale	(242,953)	(269,107)
Payment of lease costs	(107,171)	(100,614)
Changes in restricted cash	(302,548)	—

Net cash used in investing activities	(51,534,694)	(27,684,232)

Financing Activities:
Subscriptions received for common stock through public offering	26,651,310	16,405,060
Stock issuance and offering costs	(3,986,555)	(2,479,022)
Redemptions of common stock	(598,547)	—
Proceeds from mortgage and construction notes payable	54,045,145	14,058,782
Payments of mortgage and construction notes payable	(21,244,077)	—
Payment of loan costs	(981,983)	(554,831)
Purchase of interest rate cap	(145,980)	—
Contributions from noncontrolling interests	6,837,857	2,862,302
Distributions to noncontrolling interests	(364,792)	—

Net cash provided by financing activities	60,212,378	30,292,291

Net Increase in Cash and Cash Equivalents	9,466,684	1,777,227
Cash and Cash Equivalents at Beginning of Period	14,996,307	18,032,784

Cash and Cash Equivalents at End of Period	$24,462,991	$19,810,011

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $640,158 and $298,129, respectively	$225,324	$—

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs and site improvements	$11,075,333	$6,802,712

Loan costs	$70,670	$—

Stock issuance and offering costs	$—	$54,675

Investment services fees	$986,672	$—

Loan cost amortization capitalized on development properties	$276,407	$115,748

Stock distributions declared (at par)	$3,587	$2,059

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

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

Substantially all of the Company’s acquisition, operating, administrative and certain property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. The Company’s Advisor has subcontracted with CNL Global Growth Sub-Advisors, LLC, Macquarie Infrastructure and Real Assets Inc. (“MIRA”) and MGPA (Europe) Limited (“MGPA Advisory”) to perform substantially all of these functions as sub-advisors. MGPA Advisory is a subsidiary of MGPA Limited, an independently managed private equity real estate investment advisory company focused on real estate investments in Europe and Asia. In addition, certain sub-property managers have been engaged by the Company to provide certain property management services.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Initial Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The Initial Offering closed on April 7, 2013, with the Company having received aggregate proceeds of approximately $94.2 million since inception.

On October 5, 2012, the Company filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock (the “Follow-On Offering”). As of the date of this filing, the registration statement for the Follow-On Offering had not been declared effective by the SEC. The Company expects to sell shares of its common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2013; provided, however, that it will periodically evaluate the status of the offering, and its board of directors may extend the offering beyond December 31, 2013 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic and market trends affecting multifamily properties. In July 2013, the Company established an offering price of $10.84 per share for the Follow-On Offering.

As of June 30, 2013, the Company owned interests in eight joint ventures, two of which have completed development, and six of which are in the process of developing Class A multifamily properties located in the United States. For the six properties under development as of June 30, 2013, scheduled completion dates range from the fourth quarter of 2013 through the first quarter of 2015. In addition, as of June 30, 2013, the Company owned 100% of a multi-tenant, three building office complex, which it is currently held for sale.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2013 may not be indicative of the results expected for the year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2012, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Consolidation and Variable Interest Entities – The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation. In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements. In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to net loss do not include noncontrolling interests in the Company’s VIEs, which the Company reports separately.

Real Estate Held For Sale – Real estate that is classified as held for sale consists of property that the Company intends to sell. Once the Company determines that an asset is held for sale, it discontinues recording depreciation, amortization and the straight-line rent adjustments and the asset is recorded at the lower of net carrying value or fair value (less costs to sell). The Company classifies operations related to its real estate held for sale as discontinued operations for all periods presented.

Derivative Instruments – The Company currently holds two interest rate caps that are accounted for using mark-to-market accounting. As required by FASB Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The Company does not use derivatives for speculative purposes but instead uses derivatives to manage our exposure to increases in interest rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in interest and other income in the consolidated statements of operations.

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not elected other comprehensive (loss) or total comprehensive income (loss) in the accompanying consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

2.	Summary of Significant Accounting Policies (continued)

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

Adopted Accounting Pronouncements – In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU will require companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities”, that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Note 7, “Derivatives” for additional information.

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate — a Scope Clarification.” This update clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements — In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This update clarified the guidance in subtopic 405 and requires entities to measure obligations resulting from joint and several liability arrangements for which total obligation is fixed at the reporting date. Entities are required to measure the obligation as the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. Additionally, the guidance requires entities to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 for public entities. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications – Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 5, “Real Estate Held for Sale” for additional information.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

3.	Acquisitions

During the six months ended June 30, 2013, the Company acquired an ownership interest in two multifamily development projects through joint ventures. The Company has determined that each of the joint ventures is a variable interest entity in which the Company is the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in the Company’s financial statements.

Property Name and Location	Type	Date Acquired	Operator/ Developer	Ownership Interest (2)	Number of Units Upon Completion	Contract Purchase Price (in millions)	Development Budget (in millions) (1)	Equity Commitment by Company (in millions)	Maximum Construction Loan (in millions)

REALM Patterson Place (5) Development Durham, NC	Class A Multi-family	06/27/13	Bainbridge (3)	90%	322 units	$4.5	$40.1	$10.8	$28.1
Crescent Cool Springs Development (5) Nashville, TN	Class A Multi-family	06/28/13	Crescent (4)	60%	252 units	$5.0	$40.3	$7.3	$28.2

Total						$9.5	$80.4	$18.1	$56.3

FOOTNOTES:

(1)

The total development budget includes the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property. The amounts presented do not include investment services fees payable to the Company’s advisor in connection with the acquisition of the property.

(2)

The properties were acquired through joint ventures with third parties. In each of the joint venture arrangements, the Company is the managing member and the joint venture partner or its affiliates manage the development, construction and/or certain day-to-day operations of the property subject to the Company’s oversight. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property, will be distributed pro rata until the members of the joint venture receive a specified minimum return on their invested capital and the return of their invested capital, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining sale proceeds at varying levels based on the Company having received certain minimum threshold returns.

(3)

This property is owned through a joint venture in which The Bainbridge Companies or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer and general contractor of the project, and (iii) provides lender required guarantees on the loan. In addition, an affiliate of The Bainbridge Companies will serve as property manager of this property once operations commence.

(4)

This property is owned through a joint venture in which Crescent Communities, LLC or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer of the project and (iii) provides any lender required guarantees on the loan.

(5)	Each of these multifamily development properties is expected to be completed in the first quarter of 2015.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

4.	Real Estate Assets, net

As of June 30, 2013 and December 31, 2012, real estate assets consisted of the following:

	June 30, 2013	December 31, 2012
Operating real estate assets, net:
Land and land improvements	$20,928,983	$7,929,051
Buildings and improvements	50,427,656	26,507,235
Furniture, fixtures and equipment	6,782,878	3,680,334
Less: accumulated depreciation	(1,555,340)	(472,614)

Total operating real estate assets, net	76,584,177	37,644,006
Construction in process, including land	62,709,710	47,097,915

Total real estate, net	$139,293,887	$84,741,921

5.	Real Estate Held for Sale

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, at a considerable discount with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. As of June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and the Company’s increasing focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. When the Company establishes its intent to sell a property, all operating results relating to the property and the ultimate gain or loss on disposition of the property are treated as discontinued operations for all periods presented. These financial statements reflect reclassifications of rental related income, interest expense and other categories from income (loss) from continuing operations to income (loss) from discontinued operations.

As of June 30, 2013 and December 31, 2012, real estate held for sale consisted of the following:

	June 30, 2013	December 31, 2012

Land and land improvements	$3,034,189	$3,034,189
Buildings and improvements	7,996,279	7,996,278
Tenant improvements	747,806	514,128
Furniture, fixtures and equipment	247,670	238,395
Less: accumulated depreciation and amortization	(537,055)	(400,692)

Operating real estate held for sale	11,488,889	11,382,298
Lease intangibles, net	1,481,914	1,643,482
Deferred rent	359,068	241,927
Other liabilities	(36,212)	(41,968)

Total real estate held for sale	$13,293,659	$13,225,739

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

5.	Real Estate Held for Sale (continued)

The following is a summary of the loss from discontinued operations for the quarter and six months ended:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$521,499	$447,931	$1,049,424	$925,343
Expenses	(375,056)	(371,991)	(735,205)	(772,778)
Depreciation and amortization	(90,355)	(403,852)	(357,890)	(828,701)

Operating income (loss)	56,088	(327,912)	(43,671)	(676,136)

Interest expense	(67,030)	—	(75,189)	—

Loss from discontinued operations	$(10,942)	$(327,912)	$(118,860)	$(676,136)

6.	Indebtedness

During the six months ended June 30, 2013, the Company entered into two separate construction loan agreements in connection with the acquisitions described in Note 3, “Acquisitions”, refinanced the Long Point Joint Venture construction loan as described below and entered into two interest rate caps, as described further in Note 7, “Derivatives”. As of June 30, 2013, the Company had borrowed approximately $69.3 million in connection with its multifamily properties in various stages of completion, and approximately $8.0 million related to its Gwinnett Center mortgage note payable.

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date

Long Point Property Mortgage Loan(1)	$28.5	(1)	LIBOR plus 2.33%, adjusted monthly	Monthly interest only payments through 6/2014, then P&I monthly installments calculated based on a 30-year amortization	6/2023

REALM Patterson Place Construction Loan (2)	—	(2)	LIBOR plus 2.0%, adjusted monthly, with a minimum interest rate of 3.25%	Monthly interest only payments throughout the term.	3 year initial term (plus two additional 12-month extensions)

Crescent Cool Springs Construction Loan (3)	—	(3)	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.5% per annum	3 year initial term (plus two additional 12-month extensions)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

6.	Indebtedness (continued)

FOOTNOTES:

(1)

In May 2013, Long Point Joint Venture, which developed the Long Point Property that was completed in November 2012, refinanced the original development and construction loan with an outstanding amount of $21.4 million and entered into a new mortgage loan and security agreement in the aggregate original principal amount of $28.5 million. In connection therewith, the Company wrote off approximately $0.1 million in unamortized loan costs which are included in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013 as interest expense and loan cost amortization and as a loss on the early extinguishment of debt in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2013. The new loan bears interest at a LIBOR rate plus 2.33%, adjusted monthly, but not less than 2.33% per annum, and will mature on June 1, 2023, on which date the outstanding principal balance of the loan plus all accrued and unpaid interest will be due. Until June 2014, Long Point Joint Venture will be required to make monthly interest only payments; and thereafter until the maturity date, Long Point Joint Venture will pay monthly fixed payments of principal plus interest. Beginning with the second year of the loan term, but subject to certain eligibility criteria, Long Point Joint Venture will have the option to convert the mortgage loan from an adjustable rate to a fixed rate, and if applicable, to extend the maturity date. The loan may be prepaid after the first year of the loan term, upon written notice to the lender and subject to a 1% prepayment premium. The loan is collateralized by the Long Point Property. In addition, Long Point Joint Venture entered into a 5-year 5.18% LIBOR interest rate cap with a $28.5 million notional principal amount as part of entering into this financing. In connection with this refinancing and obtaining the interest rate cap, the Company incurred approximately $0.7 million in loan costs, including $0.3 million paid to the Advisor as a refinancing fee.

(2)

The principal amount available for certain development costs and construction costs under the loan is $28.1 million. The borrower is GGT Patterson Place NC Venture, LLC and the construction loan is recourse to the borrower. The loan may be prepaid in full or in part, without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is collateralized by the property and all improvements constructed thereon. An affiliate of the co-venture partner has provided the lender with completion and repayment guarantees. Given the loan’s variable interest rate spread of 2.0% per annum over LIBOR, a 1.25% rate cap, secured from a counterparty, ensures that the interest expense will not exceed 3.25% during the term of the rate cap, which expires on July 1, 2015.

(3)

The principal amount available for certain development costs and construction costs under the loan is $28.2 million. The borrower is Crescent Cool Springs TN Venture, LLC and the construction loan is recourse to the borrower. With advance notice and applicable payments, the loan may be prepaid in full or in part without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is collateralized by the property and all improvements constructed thereon. An affiliate of the co-venture partner has provided the lender with completion and repayment guarantees.

Maturities of indebtedness for the remainder of 2013 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of June 30, 2013:

2013	$—
2014	8,214,238
2015	41,277,465
2016	473,991
2017	473,991
Thereafter	26,841,033

$77,280,718

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

6.	Indebtedness (continued)

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. For the properties that are under development, these covenant requirements are generally effective after the respective property is operational, and in connection therewith, the Company was in compliance with such covenants, as applicable, as of June 30, 2013.

The estimated fair market value and carrying value of the Company’s debt was approximately $77.5 million and $77.3 million, respectively, as of June 30, 2013. The estimated fair market value of the Company’s debt was determined based upon current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximated the carrying value as of June 30, 2013 because of the relatively short maturities of the obligations.

7.	Derivatives

In April 2013, the Long Point Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.5 million mortgage note secured by the Long Point Property (the “LP Cap”) in connection with the refinancing described in Note 6, “Indebtedness”. The interest rate cap has an effective date of April 2013 and will expire in May 2018. The Long Point Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 5.18% by providing maximum interest rate cap for a limited, pre-determined period of time, with the objective of limiting interest expense that arises because of increases in the variable interest rate for the respective interest payments.

In June 2013, the Patterson Place Joint Venture also entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.1 million construction loan collateralized by the REALM Patterson Place Property (the “Patterson Cap”). The interest rate cap has an effective date of November 2013 and will expire in July 2015. The Patterson Place Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above the 1.25% rate.

For both interest rate caps, management has decided not to elect hedge accounting for financial reporting purposes. Changes in the fair value are recorded directly in interest and other income in the consolidated statements of operations.

The Company’s interest rate caps are valued primarily based on inputs other than quoted prices that are observable for the assets or liabilities (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company‘s results of operations.

As of June 30, 2013, the combined fair value of the interest rate caps was approximately $0.2 million and was included in other assets on the Company’s consolidated balance sheet. For the quarter and six months ended June 30, 2013, the Company recognized an unrealized gain of $0.048 million in interest and other income due to changes in the fair value of the caps.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

8.	Related Party Arrangements

For the quarters and six months ended June 30, 2013 and 2012, the Company incurred the following fees due to the managing dealer in connection with its Initial Offering:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Selling commissions	$642,662	$566,685	$1,749,876	$1,125,063
Marketing support fees	303,565	242,865	784,712	482,170

	$946,227	$809,550	$2,534,588	$1,607,233

For the quarters and six months ended June 30, 2013 and 2012, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Reimbursable expenses:
Offering costs	$525,650	$415,923	$1,339,816	$822,101
Operating and acquisition expenses	265,428	410,578	505,296	732,192

	791,078	826,501	1,845,112	1,554,293
Investment services fees(1)	989,497	—	989,497	833,159
Asset management fees(2)	236,539	98,188	438,937	162,394
Property management fees(3)	17,602	20,126	34,591	36,129
Financing coordination fee	285,000	—	285,000	—

	$2,319,716	$944,815	$3,593,137	$2,585,975

FOOTNOTES:

(1)

All investment services fees incurred by the Company for the quarter and six months ended June 30, 2013 and 2012 have been capitalized and recorded as land and as part of the cost of the development properties.

(2)

For the quarter and six months ended June 30, 2013, asset management fees totaling $0.07 million and $0.2 million respectively, and for the quarter and six months ended June 30, 2012, asset management fees totaling $0.06 million and $0.09 million respectively, related to the Company’s development properties have been capitalized and are included in land and as part of the cost of the development properties. Asset management fees related to Gwinnett Center are included in loss from discontinued operations for each period presented.

(3)	Property management fees related to Gwinnett Center are included in loss from discontinued operations for each period presented.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

8.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	June 30, 2013	December 31, 2012
Due to Managing Dealer:
Selling commissions	$—	$52,207
Marketing support fees	—	22,375

	—	74,582

Due to Property Manager:
Property management fees	26,977	57,046

Due to the Advisor and its affiliates:
Reimbursable offering costs	—	37,569
Reimbursable operating expenses	1,149,346	1,010,613
Investment services fees	986,672	—

	2,136,018	1,048,182

	$2,162,995	$1,179,810

The Company incurs operating expenses which, in general, relate to administration of the Company on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”), the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company’s independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

For the Expense Years ended June 30, 2013 and 2012, the Company incurred $0.29 million and $1.17 million, respectively, of operating expenses in excess of the Limitation, of which $0.26 million and $0.96 million, respectively, related to prior Expense Years previously reviewed by the Company’s independent directors. The Company’s independent directors determined that the additional $0.03 million and $0.21 million in operating expenses incurred in the quarters ended June 30, 2013 and 2012, respectively, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth orientation of the Company, and its complementary stock distributions,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s offerings. The Advisor had incurred an additional $6.9 million of costs on behalf of the Company in connection with the offerings (exceeding the 15% limitation on expenses) as of June 30, 2013. These costs may be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2013

8.	Related Party Arrangements (continued)

Transactions with Other Related Parties – During the six months ended June 30, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company in three of its multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In connection therewith, during the quarter and six months ended June 30, 2013, approximately $0.5 million and $0.6 million, respectively, in development fees were incurred and are included the Company’s consolidated financial statements as part of the cost of the applicable development projects.

9.	Stockholders’ Equity

Distributions – During the six months ended June 30, 2013 and 2012, the Company declared 358,669 and 205,847 shares, respectively, of common stock as stock distributions, including 200,810 shares and 112,444 shares which were issued in June 2013 and July 2012, respectively. These distributions of new common shares to the recipient stockholders are non-taxable distributions.

Redemptions of Common Stock – During the six months ended June 30, 2013, the Company received and accepted redemption requests for 9,554 shares for approximately $0.09 million under its redemption plan, all of which were paid as of the date of this filing. During the six months ended June 30, 2012, the Company did not receive any redemption requests or redeem any shares.

10.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s six multifamily development properties under construction as of June 30, 2013, the Company has committed to fund approximately $149.1 million in remaining development and other costs as of June 30, 2013. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

See Note 8, “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its offering of shares and expenses thereof.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012, and for the quarters and six months ended June 30, 2013 and 2012. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. CNL Growth Properties, Inc., formerly known as Global Growth Trust, Inc. (the “Company”), intends that such forward-looking statements be subject to the safe harbors created by Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share) pursuant to a registration statement on Form S-11 under the Securities Act (the “Initial Offering”). The Initial Offering closed on April 7, 2013, and through such date, we received aggregate proceeds of approximately $94.2 million since inception.

On October 5, 2012, we filed a registration statement on Form S-11 (Registration No. 333-184308) with the Securities and Exchange Commission (the “SEC”) in connection with the proposed offering of up to $200 million in shares of common stock (the “Follow-On Offering”). In July 2013, we established an offering price of $10.84 per share for the Follow-On Offering. As of the date of this filing, the registration statement for the Follow-On Offering had not been declared effective by the SEC. We expect to sell shares of our common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2013; provided, however, that we will periodically evaluate the status of the offering, and our board of directors may extend the offering beyond December 31, 2013 after taking into account such factors as we deem appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic and market trends affecting multifamily properties. However, our board of directors may terminate the offering at any time.

Our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor (the “Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”), which is a private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager.

Our Real Estate Portfolio

As of June 30, 2013, we owned interests in eight multifamily properties, six of which were under development, with a total of over 2,400 apartment units once completed, and a multi-tenant, three-building office complex that was held for sale. The following presents information on our properties owned as of June 30, 2013:

Property Name and Location	Type	Date Acquired	Operator/ Developer	Ownership Interest	Square Footage or Number of Units Upon Completion	Capitalized Cost or Development Budget (in millions) (1)	Estimated Completion Date (4)	% Leased June 30, 2013
Operating:
Long Point Development Mount Pleasant (Charleston), SC	Class A Multi-family	05/20/11	Woodfield Investments, LLC (2)	95%	258 units	$29.4	Completed 11/2012	99%
Whitehall Development Charlotte, NC	Class A Multi-family	02/24/12	Woodfield Investments, LLC (2)	95%	298 units	$29.2	Completed 5/2013	85%
Under Development:
Crescent Crosstown Development Tampa, FL	Class A Multi-family	03/27/12	Crescent Communities, LLC (2)	60%	344 units	$37.1	4th quarter 2013	27%
Crescent Alexander Village Development Charlotte, NC	Class A Multi-family	11/27/12	Crescent Communities, LLC (2)	60%	320 units	$33.6	2nd quarter 2014	N/A
Aura Castle Hills Development Lewisville, TX	Class A Multi-family	11/30/12	Hunt Realty Investments and Trinsic Residential Group, L.P. (2)	54%	316 units	$34.9	2nd quarter 2014	N/A
Aura Grand Development Katy, TX	Class A Multi-family	12/20/12	Trinsic Residential Group, L.P. (2)	90%	291 units	$31.8	2nd quarter 2014	N/A
REALM Patterson Place Development Durham, NC	Class A Multi-family	06/27/13	The Bainbridge Companies, LLC (2)	90%	322 units	$40.1	1st quarter 2015	N/A
Crescent Cool Springs Development Nashville, TN	Class A Multi-family	06/28/13	Crescent Communities, LLC (2)	60%	252 units	$40.3	1st quarter 2015	N/A
Real Estate Held for Sale:
Gwinnett Center Duluth, GA (3)	Office	10/17/11	N/A	100%	263,742 square feet	$14.6	October 2011	48%

FOOTNOTES:

(1)

For the Long Point Property and Whitehall Property, the amount presented in the table represents total capitalized costs for GAAP purposes for the acquisition, development and construction of the property as of June 30, 2013. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period. For Gwinnett Center, the amount presented represents capitalized costs for GAAP purposes, including capital improvements, lease intangibles, and excludes investment services fees and asset management fees expensed for GAAP purposes. For all other properties in the table for which development is not yet completed, the amount presented in the table represents the total development budget including the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property and excluding investment services fees payable to our advisor in connection with the acquisition of the property.

(2)

This property is owned through joint ventures in which this entity or one of its affiliates (i) is our joint venture partner, (ii) serves, or in the case of the completed development properties, served, as developer of the project and (iii) provides any lender required guarantees on the loan.

(3)

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, at a considerable discount with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. As of June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and the Company’s increasing focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. See “Sources of Liquidity and Capital Resources – Real Estate Assets Held for Sale.”

(4)

For properties under development, certificates of occupancy will be obtained in phases which will allow us to begin leasing activities and commence operations for completed units prior to the estimated completion date of the project.

In addition to our real estate portfolio described above, as of the date of this filing, our Advisor has identified a pipeline of potential multifamily development opportunities with an aggregate development budget in excess of $400 million. We currently are pursuing the acquisition of certain properties in that pipeline; however, as of the date of this filing, we generally have not yet entered into a binding contract to acquire the properties identified as potential investment opportunities or a joint venture agreement with potential joint venture partners in connection with any of these potential investments. In addition, our Advisor is in the process of performing its evaluation and has not completed its due diligence review of the property, the acquisition has not been approved by our investment committee or our board of directors and a financing commitment has not been obtained from a lender. Therefore, there is no guarantee that we will continue to pursue these potential investment opportunities or that, if pursued, the transactions will ultimately be completed.

LIQUIDITY AND CAPITAL RESOURCES

General

As a REIT, we are required to distribute at least 90% of our taxable income; therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary source of capital has been proceeds from our Initial Offering, which closed on April 7, 2013. As of the date of this filing, the registration statement for our Follow-On Offering had not been declared effective by the SEC. We expect to sell shares of our common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2013; provided, however, we will periodically evaluate the status of the offering, and our board of directors may extend the offering beyond December 31, 2013 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic and market trends affecting multifamily properties.

We expect to use our net offering proceeds, as well as debt financing, to invest in additional multifamily development properties through joint venture arrangements with multifamily developers and/or operators. Generally, once we are fully invested and have stabilized assets, we expect to meet cash needs for items other than acquisitions, acquisition-related expenses and offering costs from our cash flow from operations. However, until such time as we are fully invested and our investments have stabilized, we have and may continue to use proceeds from our offerings, to pay a portion of our operating expenses and debt service.

Due to our current investment focus of investing in multifamily development properties, we expect to have little, if any, cash flow from operations available to pay distributions in cash until construction of our development properties is completed and the operations of such properties stabilize. Any cash generated from operations may be used to repay debt and fund capital items. Therefore, we do not anticipate generating distributable earnings in the near term. As such, our board of directors has determined to issue stock distributions, which allows us to preserve cash as our properties achieve stabilization. Our board of directors has authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing for each calendar quarter until terminated or amended by our board of directors. The shares issued pursuant to this policy will be issued on or before the last business day of the applicable calendar quarter.

For the six months ended June 30, 2013 and 2012, we declared stock distributions of 358,669 and 205,847 shares of common stock, respectively. Stock distributions are non-taxable to stockholders at the time of distribution. If we determine to pay cash distributions at a later date, such distributions, in whole or in part, may constitute ordinary income, capital gain income, or a return of capital for federal tax purposes.

In general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances, in excess of such levels if approved by a majority of the independent members of the board.

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

The number of additional properties and other permitted investments we may acquire will depend on the number of shares sold through our Follow-On Offering and the resulting amount of the net proceeds available for investment. Assuming we commence our contemplated Follow-On Offering, if the number of shares sold in such offering is substantially less than the maximum offering amount, we will have limited capital to acquire additional investments unless we obtain additional debt or other equity capital.

Our board of directors will consider strategic alternatives for future liquidity options, including our sale or the sale of all of our assets, merger opportunities or the listing of the shares of our common stock on a national securities exchange. Although our board of directors is not required to recommend a liquidity event by any certain date, based on the estimated termination date of our contemplated Follow-On Offering and the estimated time needed to complete our acquisition phase and have our assets stabilize, we currently anticipate our board of directors will begin considering strategic alternatives for liquidity in 2014.

Sources of Liquidity and Capital Resources

Common Stock Offerings

As indicated above, to date, our main source of capital has been proceeds of our Initial Offering. For the six months ended June 30, 2013, we received proceeds of approximately $26.7 million from our Initial Offering and as of June 30, 2013 held $24.5 million in cash.

We expect to commence our Follow-On Offering for the sale of up to $200 million in shares of our common stock in the third quarter of 2013. We expect to use our net offering proceeds, as well as cash on hand as of June 30, 2013 and debt financing, to invest in additional multifamily development properties through joint venture arrangements with multifamily developers and/or operators. As described above, if the number of shares sold through our Follow-On Offering is substantially less than the maximum offering amount, we will have limited capital to acquire additional investments unless we obtain additional debt or equity capital.

Real Estate Held for Sale

In 2011, we acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, at a considerable discount with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and our increasing focus on multifamily development, we decided to pursue a potential sale of the Gwinnett Center. Should this occur, our equity could be redeployed in additional multifamily development assets. We do not anticipate we will sell this property at a loss.

The sale of one or more of our properties may be considered prohibited transactions under the Internal Revenue Code of 1986, as amended (the “Code”). Any “inventory-like” sales would almost certainly be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% penalty federal tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor, including any potential sale of Gwinnett Center.

Borrowings

Generally, our construction financing for our multifamily development projects is for a term of three years, extendable for up to an additional two years. We expect to consider refinancing our construction debt prior to the initial maturity date as each development property stabilizes. In May 2013, Long Point Joint Venture, one of our consolidated joint ventures which developed the Long Point Property completed in November 2012, refinanced the original development and construction loan with an outstanding amount of $21.4 million and entered into a new mortgage loan and security agreement for $28.5 million. In connection therewith, we wrote off approximately $0.1 million in unamortized loan costs which are included in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2013 as interest expense and loan cost amortization and as a loss on the early extinguishment of debt in the accompanying condensed consolidated statement of cash flows for the six months ended June 30, 2013. The new loan bears interest at a rate of LIBOR plus 2.33%, adjusted monthly, but not less than 2.33% per annum, and matures on June 1, 2023 and is secured by the Long Point Property. Until June 2014, Long Point Joint Venture is required to make monthly interest only payments; and thereafter until the maturity date, pay monthly fixed payments of principal plus interest. Beginning with the second year of the loan term, but subject to certain eligibility criteria, Long Point Joint Venture will have the option to convert the loan from an adjustable rate to a fixed rate, and if applicable, to extend the maturity date. The loan may be prepaid after the first year of the loan term, upon written notice to the lender and subject to a 1% prepayment premium. Long Point Joint Venture also entered into an interest rate cap with a $28.5 million notional principal amount and a LIBOR rate cap of 5.18%, as part of entering into the financing. In connection with the refinancing, we incurred approximately $0.7 million in loan costs, including a refinancing fee of $0.3 million to our Advisor. The refinancing resulted in us receiving net proceeds of over $6.4 million, which are available for general corporate purposes, including the investment in additional properties.

During the six months ended June 30, 2013, Patterson Place Joint Venture entered into a construction loan in connection with the acquisition of the Patterson Place Property. The principal amount available for certain development costs and construction costs under the loan is $28.1 million. The borrower is GGT Patterson Place NC Venture, LLC and the construction loan is recourse to the borrower. The loan may be prepaid in full or in part, without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is secured by the property and all improvements constructed thereon. An affiliate of the co-venture partner has provided the lender with completion and repayment guarantees. Given the loan’s variable interest rate spread over LIBOR of 2.0% per annum, the joint venture obtained a 1.25% rate cap, secured from a counterparty that ensures that the interest expense will not exceed 3.25% during the term of the rate cap, which expires on July 1, 2015.

During the six months ended June 30, 2013, Cool Springs Joint Venture entered into a construction loan in connection with the acquisition of the Cool Springs Property. The principal amount available for certain development costs and construction costs under the loan is $28.2 million. The borrower is Crescent Cool Springs TN Venture, LLC and the construction loan is recourse to the borrower. With advance notice and applicable payments, the loan may be prepaid in full or in part without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is secured by the property and all improvements constructed thereon. An affiliate of the co-venture partner has provided the lender with completion and repayment guarantees.

During the six months ended June 30, 2013, we paid $0.4 million in loan costs and premiums for interest rate caps related to the borrowings for the Patterson Place Property and the Cool Springs Property.

During the six months ended June 30, 2013, we borrowed approximately $25.3 million in connection with construction draws relating to our development properties and approximately $0.2 million for tenant improvements related to our Gwinnett Center mortgage note payable. As of June 30, 2013 and December 31, 2012, we had an aggregate debt leverage ratio of approximately 42.9% and 38.7%, respectively. The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of June 30, 2013, we were in compliance with all applicable debt covenants.

We expect to borrow additional amounts to fund multifamily development costs up to the remaining maximum capacity under the loans of approximately $149.1 million over the next 24 months. In addition, in connection with any additional acquisitions of multifamily development projects, we expect to obtain construction financing for approximately 65% to 70% of the applicable development budgets. As we continue repositioning the Gwinnett Center and depending on the timing of any disposition of such property, we could borrow up to an additional $3.2 million under the terms of the existing loan in connection with leasing costs related to Gwinnett Center. We may also seek other sources of debt capital that could include secured or unsecured debt should we determine that it allows us to achieve our goal of taking advantage of current demographic trends favoring multifamily development; however, financing such as this could be difficult to obtain.

As of June 30, 2013, we had the following obligations:

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate	Payment Terms	Maturity Date	Total Capacity Amount
Long Point Property Mortgage Construction Loan	$28.5	LIBOR plus 2.33%, adjusted monthly	Monthly interest only payments through 6/2014, then P&I monthly installments calculated based on a 30-year amortization	6/2023	$28.5
Gwinnett Center Mortgage Loan	8.0	Variable adjusted to the greater of (i) 4.95% or (ii) LIBOR+ 3.50% per annum	Monthly interest only payments through 10/17/2014. If extended, then monthly principal installments of $17,050 plus interest until maturity	10/17/14 (plus one additional 24-month extension)(1)	11.2
Whitehall Property Mortgage Construction Loan	19.8	LIBOR+ 2.25% per annum, adjusted monthly	Monthly interest only payments through 2/24/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	2/24/15 (plus two additional 12-month extensions)	22.3
Crescent Crosstown Property Mortgage Construction Loan	18.4	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 3/27/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	3/27/15 (plus two additional 12-month extensions)	26.7
Crescent Alexander Village Property Mortgage Construction Loan	—	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 11/27/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/27/15 (plus two additional 12-month extensions)	25.0
Aura Castle Hills Property Mortgage Construction Loan	2.6	Lender’s prime rate plus 0.1%, or LIBOR plus 2.6%, adjusted monthly	Monthly interest only payments through 11/30/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/30/15 (plus two additional 12-month extensions)	24.4
Aura Grand Property Mortgage Construction Loan	—	Lender’s prime rate plus 0.5%, or LIBOR plus 2.75%, adjusted monthly	Monthly interest only payments through 12/20/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	12/20/15 (plus two additional 12-month extensions)	21.5
REALM Patterson Place Deed of Trust Construction Loan	—	LIBOR plus 2.0%, adjusted monthly, with a minimum interest rate of 3.25%	Monthly interest only payments throughout the term	3 year initial term (plus two additional 12-month extensions)	28.1
Crescent Cool Springs Deed of Trust Construction Loan	—	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.5% per annum	3 year initial term (plus two additional 12-month extensions)	28.2

Total	$77.3				$215.9

FOOTNOTE:

(1)	We would be required to repay this debt upon any sale of the Gwinnett Center, which is currently held for sale.

Our co-venture partner on Whitehall Property had guaranteed the loan on the property. In accordance with the loan agreements, their liability was reduced to 50% when the certificates of occupancy for the project were issued and is subject to further reduction to 30% upon certain debt covenants of the loan being achieved.

Capital Contributions from Noncontrolling Interests

During the six months ended June 30, 2013, our co-venture partners made capital contributions aggregating approximately $6.8 million. In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $3.6 million as of June 30, 2013. These amounts, as well as amounts previously funded, will be, or have been used, to fund part of the land acquisition and initial development costs of the development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of June 30, 2013, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Net Cash Provided by (Used in) Operating Activities

During the six months ended June 30, 2013, we generated approximately $0.8 million in net cash from operating activities and during the six months ended June 30, 2012, we used approximately $0.8 million of net cash in operating activities. Cash flows from operating activities improved during the six months ended June 30, 2013, primarily as a result of net operating income from our Long Point Property, which became operational in phases during 2012 and became fully operational during the fourth quarter of 2012, the Whitehall Property, which was fully operational during the second quarter of 2013 and our Crosstown Property, which was partially operational during the second quarter of 2013. Due to the fact that the majority of our properties are under development and not yet stabilized, net operating income from our properties may not be sufficient to fund all of our operating expenses; therefore, we may continue to fund all or a portion of our expenses from other sources, including offering proceeds.

Uses of Liquidity and Capital Resources

Acquisitions and Development Costs Incurred

During the six months ended June 30, 2013, we funded approximately $50.9 million in development costs related to our multifamily development projects. Pursuant to the development agreements for the six properties under development as of June 30, 2013, we had commitments to fund approximately $149 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property.

During the six months ended June 30, 2013, we funded approximately $0.1 million in lease costs and $0.2 million in tenant improvements at Gwinnett Center, which we have classified as held for sale. We continue to seek to lease up the property as we pursue a possible sale of the property, and in connection therewith, expect to incur additional leasing commissions and tenant improvement costs in connection with any new leases and/or tenants for the property.

In addition to continued funding of our current multifamily development projects, our Advisor has identified additional multifamily development opportunities, including one active project in which we may enter into a joint venture arrangement by the third quarter of 2013, which if entered into would add an additional 294 units under development to our portfolio and deploy approximately $8.8 million of our cash available for investment.

Stock Issuance and Offering Costs

Under the terms of our offerings, certain affiliates are entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the six months ended June 30, 2013, we paid approximately $4.0 million in stock issuance and offering costs related to our Initial Offering that closed on April 7, 2013. As of June 30, 2013, the Advisor had incurred on our behalf approximately $6.9 million of additional costs in connection with our offerings exceeding the 15% limitation on expenses. To the extent such costs are within the 15% limitation, some or all of these costs are expected to be recognized by us in future periods as we receive future offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of June 30, 2013, we owned eight multifamily properties, two of which were newly constructed and six of which were under development, as described in “Our Real Estate Portfolio” above. We also owned the Gwinnett Center, which we have classified as held for sale and shown the corresponding revenues and expenses as discontinued operations, as described below. Our results of operations for the respective periods presented reflect increases in most categories due to the completion of development and operations commencing at certain of our multifamily properties. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational over the next 24 months, and beyond that as we identify additional multifamily development opportunities.

Comparison of the quarter and six months ended June 30, 2013 to the quarter and six months ended June 30, 2012

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income was approximately $1.6 million and $2.9 million for the quarter and six months ended June 30, 2013, respectively, as compared to $0.03 million and $0.03 million, respectively, for the comparable periods in 2012. Rental income increased approximately $2.8 million due to (i) the Long Point Property having reached stabilization during the six months ended June 30, 2013 as compared to only being partially leased during the comparable period in 2012, (ii) the Whitehall Property commencing operations during the six months ended June 30, 2013 and achieving occupancy rates of 85% as of June 30, 2013, and (iii) portions of the Crosstown Property becoming operational during the quarter and six months ended June 30, 2013 and achieving occupancy rates of 27%. The Long Point Property took its first residents in May 2012, and early indications show a strong renewal demand. We expect additional increases in revenue as future phases of our other properties currently under development become operational.

Property Operating Expenses. Property operating expenses for the quarter and six months ended June 30, 2013 were approximately $1.0 million and $1.5 million, respectively, as compared to approximately $0.2 million and $0.3 million, respectively, for the comparable periods in 2012. During the quarter and six months ended June 30, 2013, property operating expenses increased approximately $0.8 million and $1.2 million, respectively, as a result of the Long Point Property and Whitehall Property being operational, and portions of the Crosstown Property being operational during the periods. Property operating expenses are expected to increase in future quarters as phases of the Crosstown Property and other development properties are completed and become operational.

General and Administrative Expenses. General and administrative expenses for the quarter and six months ended June 30, 2013 were approximately $0.5 million and $1.1 million, respectively, as compared to approximately $0.4 million and $0.9 million, respectively, for the comparable periods in 2012. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the quarter and six months ended June 30, 2013, as compared to 2012, general and administrative expenses increased primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses, we believe the increase will be relatively small and generally offset by efficiencies that we expect to realize as our properties become operational and stabilize.

Asset Management Fees. We incurred approximately $0.2 million and $0.4 million in asset management fees payable to our Advisor during the quarter and six months ended June 30, 2013, respectively (of which $0.1 million and $0.2 million, respectively were capitalized as part of the cost of properties under development), as compared to approximately $0.06 million and $0.09 million, respectively, for comparable periods in 2012 (of which approximately all were capitalized). We incur asset management fees at an annual rate of 1% of our “real estate asset values,” as defined in the advisory agreement (which currently generally equals our acquisition and development capitalized costs). Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional real estate properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.07 million and $0.1 million in property management fees during the quarter and six months ended June 30, 2013, respectively, as compared to approximately $0.02 million for each of the comparable periods in 2012. Property management fees are generally equal to 2.75% to 3.5% of property revenues and increased during 2013 as a result of increased property revenues for the relevant periods. We expect additional increases in these fees during the remainder of 2013 as property revenues increase as more properties become operational.

Acquisition Fees and Expenses. We incurred approximately $1.4 million in acquisition fees and expenses during the quarter and six months ended June 30, 2013, including $1.4 million which was capitalized as part of the cost of our properties under development. For the quarter and six months ended June 30, 2012, we incurred approximately $0.05 million and $0.9 million, respectively, in acquisition fees and expenses, including $0 million and $0.9 million, respectively, which were capitalized. Acquisition fees and expenses include investment services fees payable to our Advisor in connection with the selection, evaluation and acquisition of the properties pursuant to our advisory agreement. Therefore, we expect to incur additional acquisitions fees and expense in the future as we purchase additional real estate properties.

Depreciation. Depreciation for the quarter and six months ended June 30, 2013 were approximately $0.6 million and $1.1 million, respectively, as compared to approximately $0.03 million and $0.03 million, respectively, for the comparable periods in 2012. The increase in expense for the quarter and six months ended June 30, 2013 was due to the Long Point Property being operational for the full period, the Whitehall Property being completed, and certain portions of the Crosstown Property being completed and operational during the six months ended June 30, 2013. We expect additional increases in depreciation as the Crosstown Property becomes fully operational and other development properties become increasingly operational.

Interest Expense and Loan Cost Amortization. During the quarter and six months ended June 30, 2013, we incurred approximately $0.5 million and $0.9 million, respectively, of interest expense and loan cost amortization relating to debt outstanding on our properties, of which $0.4 million and $0.8 million, respectively, was capitalized as development costs relating to our properties under development. This compares to approximately $0.2 million and $0.2 million of such expenses incurred during the quarter and six months ended June 30, 2012, respectively, all of which were capitalized. We expect interest expense to continue to increase over the next 12 to 24 months as we continue to borrow under our construction loans to fund additional development costs for our existing multifamily development properties. In addition, to the extent we acquire additional properties, we expect to fund such acquisitions and development projects with approximately 65% to 70% leverage. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our properties while they are under development. As our development properties become operational, we expect increased amounts will be recognized as an expense, as opposed to capitalized, as our weighted average expenditures on development properties decrease as assets are placed in service.

Interest and Other Income. During the quarter and six months ended June 30, 2013, we recognized an unrealized gain of $0.048 million due to changes in fair value on our two interest rate caps obtained in connection with the borrowings related to the Long Point Property and the Patterson Place Property. We decided not to elect hedge accounting to account for the interest rate caps due to the small amount and nature of the interest rate caps.

2%/25% Limitation. We incur operating expenses which, in general, relate to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor shall reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (the “Expense Year”), the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

For the Expense Years ended June 30, 2013 and 2012, we incurred $0.29 million and $1.17 million, respectively, of operating expenses in excess of the Limitation, of which $0.26 million and $0.96 million, respectively, related to prior Expense Years previously reviewed by our independent directors. Our independent directors determined that the additional $0.03 million and $0.21 million in operating expenses incurred for the Expense Years ended June 30, 2013 and 2012, respectively, were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of us, and our complementary stock distribution,

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

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

Analysis of Discontinued Operations:

During the quarter and six months ended June 30, 2013, we established our intent to sell Gwinnett Center, as described in Management’s Discussion and Analysis – Real Estate Held for Sale. As a result, we accounted for the revenues and expenses associated with Gwinnett Center, as discontinued operations for all periods presented in accordance with accounting standards. Loss from discontinued operations was $0.01 million and $0.12 million during the quarter and six months ended June 30, 2013, respectively, as compared to $0.3 million and $0.7 million during the quarter and six months ended June 30, 2012, respectively. The decline in losses from the Gwinnett Center was the result of discontinuing depreciation and amortization expense during the quarter and six months ended June 30, 2013 upon the determination of recording this property as real estate held for sale. Although we are seeking to lease up the existing vacancies at Gwinnett Center, due to the leases scheduled to expire over the next 12 to 18 months and the fact that we intend to sell this asset, we do not expect significant increases in revenues at Gwinnett Center during the remainder of 2013.

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS

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

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we intend to fund from the proceeds of our offerings and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income for non-development projects. As a result, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs (“IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

•

acquisition fees and expenses from business combinations that are not capitalized as part of the cost of the development property, which have been deducted as expenses in the determination of GAAP net income;

•	non-cash amounts related to straight-line rent;

•	amortization of above or below market intangible lease assets and liabilities;

•	accretion of discounts and amortization of premiums on debt investments;

•	impairments of loans receivable, and equity and debt investments;

•	realized gains or losses from the early extinguishment of debt;

•

realized gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

•	unrealized gains or losses related to fair value adjustments for derivatives for which we did not elect or qualify for hedge accounting, including interest rate and foreign exchange derivatives;

•	unrealized gains or losses related to consolidation from, or deconsolidation to, equity accounting;

•	adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income; and

•	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. As of June 30, 2013 and 2012, our MFFO is FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases, straight-line rent adjustments, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•

Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been and will continue to be funded from the proceeds of our offerings and other financing sources and not from operations. We believe by excluding acquisition fees and expenses from business combinations that are not capitalized as part of the cost of the development properties, that have been expensed for GAAP purposes, MFFO provides useful supplemental information that is comparable between differing reporting periods for each type of our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. If earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•

Amortization of above- and below-market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

•

Straight-line rent adjustment. Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

•

Loss on early extinguishment of debt. These losses are non-cash adjustments related primarily to the accelerated write off of unamortized loan costs in conjunction with early repayment on a loan or related to a refinancing. We believe adding back non-cash losses from the acceleration of amortization of loan costs should resemble the add-back for normal amortization during the period.

•

Unrealized gains or losses related to fair value adjustments for derivatives. These unrealized gains or losses relate to fair value adjustments for derivatives for which we did not elect or qualify for hedge accounting (or for which hedge accounting was not elected), including interest rate caps. We believe excluding non-cash unrealized gains or losses related to changes in fair values of our interest rate caps, for which we did not elect hedge accounting, should be excluded.

We may, in the future, make other adjustments to FFO as identified above at the time that any such other adjustments become applicable to our results of operations. MFFO, for example would exclude adjustments related to contingent purchase price obligations. We believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals.

We believe that MFFO is helpful in assisting management to assess the sustainability of our distribution and operating performance in future periods, particularly after our offering and acquisition stages are complete, because MFFO excludes acquisition fees and expenses that have been expensed for GAAP purposes that affect property operations only in the period in which a property is acquired; however, MFFO should only be used by investors to assess the sustainability of our operating performance after our offering stage has been completed and properties have been acquired. Acquisition fees and expenses that have been expensed for GAAP purposes have a negative effect on our cash flows from operating activities during the periods in which properties are acquired.

Presentation of MFFO also is intended to provide useful information to investors as they compare the operating performance of different non-traded REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Neither the Securities and Exchange Commission, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make cash distributions, if any, to our stockholders. FFO and MFFO should not be construed as historic performance measures or as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

The following table presents a reconciliation of net loss to FFO and MFFO for the quarter and six months ended June 30:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to common stockholders	$(757,662)	$(1,038,792)	$(1,413,456)	$(1,869,763)
Adjustments:
Depreciation and amortization:
Continuing operations	576,899	13,471	1,013,686	13,471
Discontinued operations	90,355	395,252	357,890	820,597

FFO	(90,408)	(630,069)	(41,880)	(1,035,695)
Acquisition fees and expenses(1):
Continuing operations	4,492	54,821	19,088	57,287
Amortization of above- and below- market lease intangible assets(2):
Discontinued operations	4,496	38,132	17,983	79,319
Straight-line rent adjustments(3):
Discontinued operations	(35,982)	(43,860)	(117,143)	(80,085)
Loss on extinguishment of debt(4):
Continuing operations	65,812	—	65,812	—
Unrealized gain related to changes in fair value of derivatives(5):
Continuing operations	(47,158)	—	(47,158)	—

MFFO	$(98,748)	$(580,976)	$(103,298)	$(979,174)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,468,542	6,387,742	9,998,697	5,955,985

Net loss per share (basic and diluted)	$(0.07)	$(0.16)	$(0.14)	$(0.31)

FFO per share (basic and diluted)	$(0.01)	$(0.10)	$(0.00)	$(0.17)

MFFO per share (basic and diluted)	$(0.01)	$(0.09)	$(0.01)	$(0.16)

FOOTNOTES:

(1)

In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties for non-development properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)

Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)

Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

(4)

Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.

(5)

These items relate to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, an executive officer of CNL serves on the board of directors of Crescent Communities, LLC, an affiliate of three joint venture partners for three of our multifamily development projects. See Note 8, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2012 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of June 30, 2013, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2013	2014–2015	2016–2017	Thereafter	Total
Development contracts on development properties (1)	$47,601,416	$101,787,243	$—	$—	$149,388,659
Mortgage notes payable (principal and interest)(2)	576,324	10,434,549	2,330,027	30,394,521	43,735,421
Construction notes payable (principal and interest)(2)	531,969	42,236,734	—	—	42,768,703

	$48,709,709	$154,458,526	$2,330,027	$30,394,521	$235,892,783

FOOTNOTES:

(1)

The amounts presented above represent accrued development costs as of June 30, 2013 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties and to make loans and other permitted investments, if any. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. In some cases we may enter into derivative financial instruments such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our current derivative portfolio consists of two interest rate caps, discussed in Note 7, “Derivatives”, that are structured solely for the purpose of mitigating risk associated with a rise in interest rates.

The following is a schedule as of June 30, 2013, of our variable rate debt maturities for the remainder of 2013 and each of the next four years and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2013	2014	2015	2016	2017	Thereafter	Total	Approximate Fair Value
Variable rate debt	$—	$8,214,238	$41,277,465	$473,991	$473,991	$26,841,033	$77,280,718	$77,500,000

Average interest rate (1)	—	4.88%	2.61%	2.53%	2.53%	2.53%	2.82%

FOOTNOTE:

(1)	As of June 30, 2013, we were paying the interest rate floor on certain of our variable rate debt.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of June 30, 2013, would increase annual interest expense by approximately $0.7 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – None.

Item 1A. Risk Factors

Except for revisions to the risk factors below, there have been no additional changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

We expect to acquire unimproved real property or properties that are under development or construction. Although we expect to invest in these types of properties after initial pre-development activities have been completed, investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our developers’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A developer’s performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We generally seek performance and cost overrun guarantees from the developer and/or affiliates of our joint venture partners for development projects to mitigate the risk of increases associated with delays, however, if such parties are unable to meet their obligations under any such agreements, it could have an adverse effect on our investment.

In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering our Initial Offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC. The Initial Offering commenced on October 20, 2009 and closed on April 7, 2013.

On October 5, 2012, we filed the Registration Statement (File 333-184308) for our contemplated Follow-On Offering of up to $200 million in shares of common stock, including shares to be issued pursuant to our distribution reinvestment plan. In July 2013, we established an offering price of $10.84 per share for the Follow-On Offering. As of the date of this filing, our Follow-On Offering was not yet effective. We expect to commence our Follow-On Offering in the third quarter of 2013, and in connection therewith, sell shares until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2013; provided, however, that we will periodically evaluate the status of the offering, and our board of directors may extend the offering beyond December 31, 2013 after taking into account such factors as we deem appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic and market trends affecting multifamily properties. However, our board of directors may terminate the offering at any time.

We have paid offering expenses and costs to acquire properties and make other permitted investments with proceeds from our Initial Offering. In addition, we have paid, and until such time as we have sufficient operating cash flows from our assets, we will continue to pay a portion of our operating expenses from our net proceeds from our offerings. The use of proceeds from our Initial Offering and borrowings as of June 30, 2013 are presented in the table below.

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	9,449,679

Aggregate offering price of amount sold	$94,208,153
Offering expenses(3)	(13,885,878)	$(9,161,040)	$(4,724,838)

Net offering proceeds to the issuer after deducting offering expenses	80,322,275
Proceeds from borrowings, net of loan costs	96,098,502

Total net offering proceeds and borrowings	176,420,777
Purchases of and additions to real estate assets(4)	(122,807,295)		(122,807,295)
Payment of investment services fees and acquisition expenses	(4,068,112)	(2,739,919)	(1,328,193)
Payment of lease costs	(401,612)		(401,612)
Repayment of refinance debt	(21,244,077)		(21,244,077)
Payment of financing coordination fee	(285,000)	(285,000)
Redemptions of common stock	(703,041)		(703,041)
Payment of operating expenses(5)	(2,448,649)	(1,317,822)	(1,130,827)

Unused proceeds from the offering and borrowings	$24,462,991

FOOTNOTES:

(1)	Excludes unregistered shares issued to our Advisor.
(2)

For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.

(3)

Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Initial Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Initial Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in “Payments to Others” for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

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

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our stock redemption plan in effect as of June 30, 2013, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption at prices based on the amount of time that the redeeming stockholder has held the applicable shares, but in no event greater than the price of shares sold to the public in any offering. On July 30, 2013, our board of directors amended our redemption plan to provide that, subject to certain terms and conditions, eligible stockholders may present shares for redemption for a price based on our estimated net asset value ($9.76 as of this filing date) as determined by our board of directors and published in the Company’s periodic filings with the SEC. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock during such 12-month period. For the three months ended June 30, 2013, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
April 1, 2013 through April 30, 2013	—	—	—	317,321
May 1, 2013 through May 31, 2013	—	—	—	344,988
June 1, 2013 through June 30, 2013	5,968	$9.54	5,968	355,644

Total	5,968		5,968

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described and does not take into account the amount our board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan.

As of June 30, 2013, we did not have any outstanding redemption requests relating to our shares of common stock. Amounts redeemed during the six months ended June 30, 2013, were funded with proceeds from our Initial Offering.

Item 3. Defaults Upon Senior Securities - None

Item 4. Mine Safety Disclosures - Not applicable

Item 5. Other Information - None

Item 6. Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of August, 2013.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101*	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.