Form 10-Q
period 2013-09-30
CNL Growth Properties, Inc.
filed 2013-11-08
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 5, 2013 was 12,569,596.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS

Real estate assets, net:
Operating real estate assets, net (including VIEs $92,057,840 and $36,691,468, respectively)	$94,271,487	$37,644,006
Construction in process, including land (including VIEs $70,422,884 and $44,665,596, respectively)	73,839,268	47,097,915

Total real estate assets, net	168,110,755	84,741,921
Real estate held for sale	13,397,819	13,225,739
Cash and cash equivalents (including VIEs $1,565,668 and $743,094 respectively)	19,896,578	14,996,307
Restricted cash (including VIEs $2,083,195 and $0, respectively)	2,083,195	—
Loan costs, net (including VIEs $1,782,150 and $1,150,324, respectively)	2,116,392	1,260,849
Other assets (including VIEs $517,380 and $519,189, respectively)	669,310	665,873

Total Assets	$206,274,049	$114,890,689

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $89,190,766 and $36,750,983, respectively)	$97,168,008	$44,479,650
Accrued development costs (including VIEs $12,252,340 and $7,579,208, respectively)	12,252,340	7,579,208
Due to related parties	1,217,841	1,179,810
Accounts payable and other accrued expenses (including VIEs $978,836 and $147,420, respectively)	1,563,771	466,105
Other liabilities (including VIEs $1,623,034 and $30,658, respectively)	2,025,091	739,276

Total Liabilities	114,227,051	54,444,049

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 11,084,855 and 7,522,035 shares issued, respectively, and 10,986,733 and 7,456,989 shares outstanding, respectively	109,867	74,570
Capital in excess of par value	82,380,354	57,058,592
Accumulated deficit	(8,775,592)	(6,536,182)

Total Stockholders’ Equity	73,714,629	50,596,980
Noncontrolling interests	18,332,369	9,849,660

Total Equity	92,046,998	60,446,640

Total Liabilities and Equity	$206,274,049	$114,890,689

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues:
Rental income from operating leases	$2,307,931	$476,997	$5,186,528	$507,553

Total revenues	2,307,931	476,997	5,186,528	507,553

Expenses:
Property operating expenses	1,226,982	290,198	2,742,305	549,263
General and administrative	420,759	405,911	1,560,963	1,271,701
Asset management fees	158,662	35,728	372,069	41,633
Property management fees	122,907	35,246	264,807	57,246
Acquisition fees and expenses	23,108	41,388	42,223	100,315
Depreciation	966,077	152,642	2,048,802	178,501

Total expenses	2,918,495	961,113	7,031,169	2,198,659

Operating loss	(610,564)	(484,116)	(1,844,641)	(1,691,106)

Other income (expense):
Interest and other income (expense)	(26,787)	318	22,158	952
Interest expense and loan cost amortization, net of amounts capitalized	(375,249)	—	(599,844)	—

Total other income (expense)	(402,036)	318	(577,686)	952

Loss from continuing operations	(1,012,600)	(483,798)	(2,422,327)	(1,690,154)

Income (loss) from discontinued operations	37,502	(303,702)	(81,358)	(979,838)

Net loss including noncontrolling interests	(975,098)	(787,500)	(2,503,685)	(2,669,992)

Net loss from continuing operations attributable to noncontrolling interests	149,144	6,136	264,275	18,865

Net loss attributable to common stockholders	$(825,954)	$(781,364)	$(2,239,410)	$(2,651,127)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.08)	$(0.07)	$(0.21)	$(0.26)
Discontinued operations	—	(0.04)	(0.01)	(0.15)

Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.22)	$(0.41)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,732,559	7,224,935	10,056,785	6,520,078

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2013 (Unaudited) and the Year Ended December 31, 2012

	Common Stock		Capital in		Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	4,314,917	$43,149	$34,457,642	$(3,412,230)	$31,088,561	$357,300	$31,445,861
Subscriptions received for common stock through public offering	2,734,656	27,346	27,271,161	—	27,298,507	—	27,298,507
Redemptions of common stock	(65,046)	(650)	(611,557)	—	(612,207)	—	(612,207)
Stock issuance and offering costs	—	—	(4,053,929)	—	(4,053,929)	—	(4,053,929)
Stock distributions	472,462	4,725	(4,725)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	9,525,445	9,525,445
Distributions to noncontrolling interests	—	—	—	—	—	(20,550)	(20,550)
Net loss	—	—	—	(3,123,952)	(3,123,952)	(12,535)	(3,136,487)

Balance at December 31, 2012	7,456,989	74,570	57,058,592	(6,536,182)	50,596,980	9,849,660	60,446,640
Subscriptions received for common stock through public offering	2,994,435	29,944	29,997,936	—	30,027,880	—	30,027,880
Redemptions of common stock	(33,076)	(331)	(320,071)	—	(320,402)	—	(320,402)
Stock issuance and offering costs	—	—	(4,350,419)	—	(4,350,419)	—	(4,350,419)
Stock distributions	568,385	5,684	(5,684)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	9,160,277	9,160,277
Distributions to noncontrolling interests	—	—	—	—	—	(413,293)	(413,293)
Net loss	—	—	—	(2,239,410)	(2,239,410)	(264,275)	(2,503,685)

Balance at September 30, 2013	10,986,733	$109,867	$82,380,354	$(8,775,592)	$73,714,629	$18,332,369	$92,046,998

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(2,503,685)	$(2,669,992)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,406,692	1,403,093
Amortization of above- and below-market leases	17,983	114,335
Amortization of loan costs	55,454	—
Amortization of lease costs	23,474	6,287
Loss on extinguishment of debt	69,276	—
Unrealized gain from change in fair value of interest rate caps	(20,958)	—
Straight-line rent adjustments	(99,681)	(142,168)
Changes in operating assets and liabilities:
Other assets	(56,794)	(274,735)
Due to related parties	62,865	268,558
Accounts payable and other accrued expenses	932,086	487,695
Other liabilities	63,962	37,953

Net cash provided by (used in) operating activities	950,674	(768,974)

Investing Activities:
Development costs, including land and capitalized expenditures	(80,004,977)	(40,406,205)
Capital expenditures on real estate held for sale	(304,729)	(590,493)
Payment of lease costs	(149,555)	(182,047)
Changes in restricted cash	(2,083,195)	—

Net cash used in investing activities	(82,542,456)	(41,178,745)

Financing Activities:
Subscriptions received for common stock through public offerings	30,027,880	21,226,187
Stock issuance and offering costs	(4,375,253)	(3,193,114)
Redemptions of common stock	(598,547)	(104,496)
Proceeds from mortgage and construction notes payable	73,932,435	23,934,925
Payments of mortgage and construction notes payable	(21,244,077)	—
Payments of loan costs	(1,351,389)	(555,470)
Purchase of interest rate cap	(145,980)	—
Advance from affiliate of non-controlling interest	1,500,000	—
Contributions from noncontrolling interests	9,160,277	3,874,852
Distributions to noncontrolling interests	(413,293)	—

Net cash provided by financing activities	86,492,053	45,182,884

Net Increase in Cash and Cash Equivalents	4,900,271	3,235,165
Cash and Cash Equivalents at Beginning of Period	14,996,307	18,032,784

Cash and Cash Equivalents at End of Period	$19,896,578	$21,267,949

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $875,584 and $543,284, respectively	$592,410	$—

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$12,252,340	$6,412,689

Loan costs	$23,307	$—

Stock issuance and offering costs	$87,316	$61,414

Redemptions of common stock	$229,568	$—

Loan cost amortization capitalized on development properties	$381,837	$191,933

Stock distributions declared (at par)	$5,684	$3,344

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

1.	Business and Organization

CNL Growth Properties, Inc., formerly known as Global Growth Trust, Inc., was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, CNL Growth Properties, Inc., Global Growth, LP, a Delaware limited partnership (the “Operating Partnership”), Global Growth GP, LLC and other subsidiaries (including variable interest entities) of CNL Growth Properties, Inc. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

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

Substantially all of the Company’s acquisition, operating, administrative and certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, certain sub-property managers have been engaged by the Company to provide certain property management services.

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Initial Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The Initial Offering closed on April 7, 2013, with the Company having received aggregate proceeds of approximately $94.2 million since inception. On August 19, 2013, the Company commenced a follow-on offering of up to $200 million in shares of common stock (approximately 18.5 million shares of common stock at $10.84 per share) (the “Follow-On Offering”). The Company expects to sell shares of its common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or December 31, 2013; provided, however, that the board of directors may extend the offering beyond December 31, 2013 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic and market trends affecting multifamily properties.

As of September 30, 2013, the Company owned interests in nine Class A multifamily properties, three of which were operational and as to which development was complete or substantially complete and six of which were under development. The Company had a total of 920 completed apartment units as of September 30, 2013 and expects to have approximately 2,700 units once construction is completed on its properties under development.

Each of the Company’s multifamily properties is owned through a joint venture in which it has co-invested with an affiliate of a national or regional multifamily developer. As of September 30, 2013, the Company also owned a multi-tenant, three building office complex that was held for sale.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States of America (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2013 may not be indicative of the results expected for the full year ending December 31, 2013. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2012, included in the Company’s Current Report on Form 8-K dated August 8, 2013.

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

Real Estate Held For Sale – The Company presents the assets of any properties which have been sold, or otherwise qualify as held for sale, separately in the condensed consolidated balance sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s condensed consolidated statements of operations. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell. Subsequent to classification of an asset as held for sale, no further depreciation, amortization or straight-line rent adjustments relating to the asset are recorded. For those assets qualifying for classification as discontinued operations, the specific components of net income (loss) presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. For periods prior to the asset qualifying for discontinued operations, the Company reclassifies the results of operations to discontinued operations. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. The change in presentation for real estate held for sale or discontinued operations did not impact the Company’s financial condition or results of operations. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations in the accompanying condensed consolidated statements of cash flows. The Company had one property that qualified for held for sale presentation at September 30, 2013.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

2.	Summary of Significant Accounting Policies (continued)

Derivative Instruments – The Company currently holds two interest rate caps as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The Company does not use derivatives for speculative purposes but instead uses derivatives to manage its exposure to increases in interest rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in interest and other income (loss) in the accompanying consolidated statements of operations.

Other Liabilities – In connection with obtaining the construction loan for Fairfield Remington Joint Venture, an affiliate of our co-venture partner funded $1.5 million in cash required by the lender, to serve as additional collateral for the loan. The advance, which is held in a restricted account by Fairfield Remington Joint Venture, for use by the lender, may be drawn upon for the purpose of paying construction and development costs and to pay lease-up operating deficits expected to be incurred. Upon completion of the Fairfield Remington Property and achievement of a 1.20x debt service coverage ratio, any funds remaining in the restricted cash account, plus accrued interest earned on such account, will be payable to the affiliate of our co-venture partner.

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive (loss) or total comprehensive income (loss) in the accompanying consolidated financial statements.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant estimates and assumptions are made in connection with the analysis of real estate impairments and estimates for development accruals. Actual results could differ from those estimates.

Adopted Accounting Pronouncements – In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (Topic 210).” This ASU also serves to amend the disclosure requirements in FASB ASU 815, “Derivatives and Hedging.” This ASU requires companies to provide both net amounts (those that are offset) and gross information (as if amounts are not offset) in notes to the financial statements. In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities,” that clarifies which instruments and transactions are subject to the offsetting disclosure requirement within the scope of ASU 2011-11. This ASU is effective for interim and annual periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material effect on the Company’s financial statements and disclosures. See Note 7, “Derivatives” for additional information.

In December 2011, the FASB issued ASU No. 2011-10, “Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate – a Scope Clarification.” This ASU clarified the guidance in subtopic 360-20 as it applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption of the ASU did not have a material impact on the Company’s financial position, results of operations or cash flows.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements – In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This ASU clarified the guidance in subtopic 405 and requires entities to measure obligations resulting from joint and several liability arrangements for which total obligation is fixed at the reporting date. Entities are required to measure the obligation as the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, plus any additional amount the reporting entity expects to pay on behalf of its co-obligors. Additionally, the guidance requires entities to disclose the nature and amount of the obligations, as well as, other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2013 for public entities. The Company has determined that the impact of this update will not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications – Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 5, “Real Estate Held for Sale” for additional information.

3.	Acquisitions

During the nine months ended September 30, 2013, the Company acquired an ownership interest in three Class A multifamily development projects through joint ventures described in the following table. The Company has determined that each of the joint ventures is a variable interest entity in which the Company is the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in the Company’s financial statements.

Property Name and Location	Date Acquired	Operator/ Developer	Ownership Interest (1)	Number of Units Upon Completion	Contract Purchase Price (in millions)	Development Budget (in millions) (2)	Equity Commitment by Company (in millions)	Maximum Construction Loan (in millions)

REALM Patterson Place Development (3) Durham, NC	06/27/13	The Bainbridge Companies, LLC (4)	90%	322 units	$4.5	$40.1	$10.8	$28.1

Crescent Cool Springs Development (3) Nashville, TN	06/28/13	Crescent Communities, LLC (4)	60%	252 units	$5.0	$40.3	$7.3	$28.2

Fairfield Remington Development (3) Cypress, TX	09/24/13	Allen Harrison Development (4)	80%	294 units	$3.2	$32.8	$8.8	$21.7

Total					$12.7	$113.2	$26.9	$78.0

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

3.	Acquisitions (continued)

FOOTNOTES:

(1)	The properties were acquired through joint ventures with third parties. In each of the joint venture arrangements, the Company is the managing member and the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	The total development budget includes the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property. The amounts presented do not include investment services fees payable to the Company’s Advisor in connection with the acquisition of the property.
(3)	Each of these multifamily development properties is expected to be completed in the first quarter of 2015.
(4)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer, and in some cases, the general contractor of the project, and (iii) provides any lender required guarantees on the loan. In addition, for certain properties an affiliate of this entity will serve as property manager of the property once operations commence.

4.	Real Estate Assets, net

As of September 30, 2013 and December 31, 2012, real estate assets consisted of the following:

	September 30, 2013	December 31, 2012
Operating real estate assets, net:
Land and land improvements	$20,996,462	$7,929,051
Buildings and improvements	67,393,940	26,507,235
Furniture, fixtures and equipment	8,402,502	3,680,334
Less: accumulated depreciation	(2,521,417)	(472,614)

Total operating real estate assets, net	94,271,487	37,644,006
Construction in process, including land	73,839,268	47,097,915

Total real estate, net	$168,110,755	$84,741,921

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

5.	Real Estate Held for Sale

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and the Company’s increased focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. As a result, Gwinnett Center qualified as, and has been treated as, a discontinued operation in the accompanying condensed consolidated financial statements. Accordingly, certain reclassifications have been made to the prior year’s financial statements to reflect discontinued operations consistent with the current year presentation.

As of September 30, 2013 and December 31, 2012, real estate held for sale consisted of the following:

	September 30, 2013	December 31, 2012

Land and land improvements	$3,034,189	$3,034,189
Buildings and improvements	8,025,624	7,996,278
Tenant improvements	780,233	514,128
Furniture, fixtures and equipment	247,670	238,395
Less: accumulated depreciation and amortization	(537,055)	(400,692)

Operating real estate held for sale	11,550,661	11,382,298
Lease intangibles, net	1,524,302	1,643,482
Deferred rent	359,068	241,927
Other liabilities	(36,212)	(41,968)

Total real estate held for sale	$13,397,819	$13,225,739

The following is a summary of income (loss) from discontinued operations for the quarters and nine months ended:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$543,588	$475,727	$1,593,012	$1,401,070
Expenses	(397,392)	(383,537)	(1,132,597)	(1,156,316)
Depreciation and amortization	—	(395,892)	(357,890)	(1,224,592)

Operating income (loss)	146,196	(303,702)	102,525	(979,838)

Interest expense	(108,694)	—	(183,883)	—

Income (loss) from discontinued operations	$37,502	$(303,702)	$(81,358)	$(979,838)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

6.	Indebtedness

During the nine months ended September 30, 2013, the Company entered into three separate construction loan agreements in connection with the acquisitions described in Note 3, “Acquisitions,” refinanced the Long Point Joint Venture construction loan, as described below, and entered into two interest rate caps, as described further in Note 7, “Derivatives.” As of September 30, 2013, the Company had borrowed approximately $89.2 million in connection with its multifamily properties in various stages of completion, and approximately $8.0 million related to its Gwinnett Center mortgage note payable.

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)

Long Point Property Mortgage Loan (1)	$28.5	(1)	LIBOR plus 2.33%, adjusted monthly	Monthly interest only payments through 6/2014, then P&I monthly installments calculated based on a 30-year amortization	6/2023	$28.5

REALM Patterson Place Deed of Trust Construction Loan (2)	—	(2)	LIBOR plus 2.0%, adjusted monthly, with a minimum interest rate of 3.25%	Monthly interest only payments throughout the term.	3 year initial term (plus two additional 12-month extensions)	$28.1

Crescent Cool Springs Deed of Trust Construction Loan (3)	—	(3)	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.5% per annum	3 year initial term (plus two additional 12-month extensions)	$28.2

Fairfield Remington Construction Loan (4)	$0.3	(4)	LIBOR plus 2.65%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum	3 year initial term (plus two additional 12-month extensions)	$21.7

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

6.	Indebtedness (continued)

FOOTNOTES:

(1)	In May 2013, GR-105 Long Point Joint Venture LLC (the “Long Point Joint Venture”), which developed the Long Point Property that was completed in November 2012, refinanced the original development and construction loan with an outstanding amount of $21.4 million and entered into a new mortgage loan and security agreement in the aggregate original principal amount of $28.5 million. In connection therewith, the Company wrote off approximately $0.1 million in unamortized loan costs which are included in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2013 as interest expense and loan cost amortization and as a loss on extinguishment of debt in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2013. Beginning with the second year of the loan term, but subject to certain eligibility criteria, Long Point Joint Venture will have the option to convert the mortgage loan from an adjustable rate to a fixed rate, and if applicable, to extend the maturity date. The loan may be prepaid after the first year of the loan term, upon written notice to the lender and subject to a 1% prepayment premium. The loan is collateralized by the Long Point Property. In addition, Long Point Joint Venture entered into a 5-year 5.18% LIBOR interest rate cap with a $28.5 million notional principal amount as part of entering into this refinancing. In connection with the refinancing and obtaining the interest rate cap, the Company incurred approximately $0.7 million in loan costs, including $0.3 million paid to the Advisor as a financing coordination fee.
(2)	The principal amount available for development costs and construction costs under the loan is $28.1 million. The borrower is GGT Patterson Place NC Venture, LLC (the “Patterson Place Joint Venture”) and the construction loan is recourse to the borrower. The loan may be prepaid in full or in part, without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is collateralized by the property and all improvements constructed thereon. An affiliate of the co-venture partner has provided the lender with completion and repayment guarantees. Given the loan’s variable interest rate spread of 2.0% per annum over LIBOR, the Company entered into a 1.25% LIBOR rate cap, with a counterparty, that was obtained and is designed to ensure the all-in interest rate will not exceed 3.25% per annum during the term of the rate cap, which expires on July 1, 2015.
(3)	The principal amount available for development costs and construction costs under the loan is $28.2 million, which includes unused letters of credit of $1.8 million as of September 30, 2013. The borrower is Crescent Cool Springs TN Venture, LLC (the “Crescent Cool Springs Joint Venture”) and the construction loan is recourse to the borrower. With advance notice and applicable payments, the loan may be prepaid in full or in part without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is collateralized by the property and all improvements constructed thereon. An affiliate of the co-venture partner has provided the lender with completion and repayment guarantees.
(4)	The principal amount available for development costs and construction costs under the loan is $21.7 million. The borrower is GGT AHC Fairfield TX, LLC (the “Remington Joint Venture”) and the construction loan is recourse to the borrower. With advance notice and applicable payments, the loan may be prepaid in full or in part without penalty. Loan extensions are subject to certain conditions and the payment of a fee. The construction loan is collateralized by the property and all improvements constructed thereon. An affiliate of the co-venture partner has provided the lender with completion and repayment guarantees, as well as, provided a $1.5 million advance to the Remington Joint Venture, which is pledged and serves as additional collateral for the loan.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

6.	Indebtedness (continued)

Maturities of total indebtedness of the Company, including the disbursed portions of the credit facilities detailed above, for the remainder of 2013 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of September 30, 2013:

2013	$—
2014	8,214,238
2015	60,814,755
2016	823,991
2017	473,991
Thereafter	26,841,033

$97,168,008

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. The Company was in compliance with such covenants, as applicable, as of September 30, 2013.

The estimated fair market value and carrying value of the Company’s debt was approximately $97.0 million and $97.2 million, respectively, as of September 30, 2013. The estimated fair market value of the Company’s debt was determined based upon current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair value of accounts payable and accrued expenses approximated the carrying value as of September 30, 2013 because of the relatively short maturities of the obligations.

7.	Derivatives

In April 2013, the Long Point Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.5 million mortgage note secured by the Long Point Property in connection with the refinancing described in Note 6, “Indebtedness.” The interest rate cap became effective in April 2013 and expires in May 2018. The Long Point Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 5.18% by obtaining a maximum interest rate cap through May 2018, with the objective of limiting interest expense that may arise because of increases in the variable interest rate.

In June 2013, the Patterson Place Joint Venture also entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.1 million construction loan collateralized by the REALM Patterson Place Property. The interest rate cap becomes effective in November 2013 and will expire in July 2015. The Patterson Place Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above the 1.25% rate.

For both interest rate caps, management determined not to elect hedge accounting for financial reporting purposes. Changes in the fair value of the interest rate caps are recorded in interest and other income (loss) in the accompanying condensed consolidated statements of operations.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

7.	Derivatives (continued)

The fair value of the Company’s interest rate caps is estimated based on inputs other than quoted prices that are observable for the assets (such as interest rates, volatilities, and credit risks), and are classified as Level 2 in the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company‘s results of operations.

As of September 30, 2013, the aggregate fair value of the interest rate caps was approximately $0.2 million and was included in other assets on the Company’s condensed consolidated balance sheet. For the nine months ended September 30, 2013, the Company recognized an unrealized gain of $0.02 million, including an unrealized loss of $0.03 for the quarter ended September 30, 2013, in interest and other income (loss) due to changes in the fair value of the interest rate caps.

8.	Related Party Arrangements

For the quarters and nine months ended September 30, 2013 and 2012, the Company incurred the following fees due to the managing dealer in connection with its public offerings:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Selling commissions	$213,777	$335,745	$1,963,653	$1,460,808
Marketing support fees	91,619	143,891	876,331	626,061

	$305,396	$479,636	$2,839,984	$2,086,869

For the quarters and nine months ended September 30, 2013 and 2012, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Reimbursable expenses:
Offering costs	$170,619	$241,194	$1,510,435	$1,063,296
Operating and acquisition expenses	257,558	251,431	762,854	983,623

	428,177	492,625	2,273,289	2,046,919
Investment services fees (1)	453,005	—	1,442,502	833,159
Asset management fees (2)	301,386	126,284	740,323	288,678
Property management fees (3)	19,057	16,179	53,648	52,308
Financing coordination fee	—	—	285,000	—

	$1,201,625	$635,088	$4,794,762	$3,221,064

FOOTNOTES:

(1)	All investment services fees incurred by the Company for the quarters and nine months ended September 30, 2013 and 2012 have been capitalized and recorded as land and as part of the cost of the development properties.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

8.	Related Party Arrangements (continued)

(2)	For the nine months ended September 30, 2013 and 2012, asset management fees totaling $0.26 million and $0.1 million, respectively (including $0.12 million and $0.06 million for the quarters ended September 30, 2013 and 2012, respectively), related to the Company’s development properties have been capitalized and are included in land and as part of the cost of the development properties. Asset management fees related to Gwinnett Center included in the amounts in the table above are included in income (loss) from discontinued operations for each period presented.
(3)	Property management fees included in the amounts in the table above related to Gwinnett Center are included in income (loss) from discontinued operations for each period presented.

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	September 30, 2013	December 31, 2012
Due to Managing Dealer:
Selling commissions	$24,300	$52,207
Marketing support fees	63,016	22,375

	87,316	74,582

Due to Property Manager:
Property management fees	34,357	57,046

Due to the Advisor and its affiliates:
Reimbursable offering costs	—	37,569
Reimbursable operating expenses	1,096,168	1,010,613
Investment services fees	—	—

	1,096,168	1,048,182

	$1,217,841	$1,179,810

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

For the Expense Year ended September 30, 2013, the Company did not incur operating expenses in excess of the Limitation. For the Expense Year ended September 30, 2012, the Company incurred $1.0 million of operating expenses in excess of the Limitation. The Company’s independent directors determined that the excess was justified based on a number of factors, including:

•	The time necessary to educate financial advisors and investors about the growth orientation of the Company, and its complementary stock distributions,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

8.	Related Party Arrangements (continued)

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s offerings. The Advisor had incurred an additional $7.7 million of costs on behalf of the Company in connection with the offerings (exceeding the 15% limitation on expenses) as of September 30, 2013. These costs may be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

Transactions with Other Related Parties – During the nine months ended September 30, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company in three of its multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In connection therewith, during the nine months ended September 30, 2013, approximately $0.7 million, including $0.2 million for the quarter ended September 30, 2013, in development fees were incurred and are included the Company’s consolidated financial statements as part of the cost of the applicable development projects.

9.	Stockholders’ Equity

Distributions – During the nine months ended September 30, 2013 and 2012, the Company declared 568,385 and 334,401 shares, respectively, of common stock as stock distributions, including 128,554 shares for the quarter ended September 30, 2012 which were issued in October 2012. These distributions of new common shares to the recipient stockholders are non-taxable distributions.

Redemptions of Common Stock – During the nine months ended September 30, 2013, the Company received and accepted redemption requests for 33,076 shares for approximately $0.3 million under its redemption plan, all of which were paid as of the date of this filing. During the nine months ended September 30, 2012, the Company redeemed 11,297 shares of common stock for approximately $0.1 million.

10.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s six multifamily development properties under construction as of September 30, 2013 and the Crosstown Property which was completed at the end of the third quarter of 2013, the Company has committed to fund approximately $153.4 million in remaining development and other costs as of September 30, 2013. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

See Note 8, “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its offering of shares and expenses thereof.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2013

11.	Subsequent Event

During the period October 1, 2013 through November 5, 2013, the Company received additional subscription proceeds of approximately $17.1 million from its Follow-On Offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012, and for the quarters and nine months ended September 30, 2013 and 2012. Amounts as of December 31, 2012 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as the audited condensed consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Current Report on Form 8-K dated August 8, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offerings of its Shares, including the limited number of investments made; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the

Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this and the Company’s other quarterly reports on Form 10-Q, the Company’s annual report on Form 10-K, and its registration statements on Form S-11 and the sticker supplements and amendments thereto, copies of which may be obtained from the Company’s website at http://www.CNLGrowthProperties.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

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

On August 19, 2013, we commenced a follow-on offering of up to $200 million of shares of common stock (approximately 18.5 million shares of common stock at $10.84 per share) (the “Follow-On Offering”) pursuant to a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC” or the “Commission”). We expect to sell shares of our common stock in the Follow-On Offering until December 31, 2013; provided, however, that our board of directors may extend the offering beyond December 31, 2013 after taking into account such factors as we deem appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic and market trends affecting multifamily properties.

Our Advisor and Property Manager

Our advisor is CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor (the “Sponsor”). The Sponsor is an affiliate of CNL Financial Group, Inc. (“CNL”), which is a private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making acquisitions and investments on our behalf pursuant to an advisory agreement. Substantially all of our acquisition, operating and administrative services, as well as certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager.

Our Real Estate Portfolio

As of September 30, 2013, we owned interests in nine Class A multifamily properties, three of which were operational and as to which development was complete or substantially complete, and six of which were under development. We had a total of 920 completed apartment units as of September 30, 2013, and expect to have approximately 2,700 units once construction is completed on our remaining properties under development.

Each of our multifamily properties is owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of September 30, 2013, we had co-invested with five separate developers or an affiliate thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have invested as of September 30, 2013 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

As of September 30, 2013, we also owned a multi-tenant, three-building office complex that was held for sale. As a result, the operating results of such property are treated as discontinued operations in accordance with generally accepted accounting principles (“GAAP”) in our accompanying financial statements.

Property Name and Location	Date Acquired	Operator/ Developer	Ownership Interest	Square Footage or Number of Units Upon Completion	Capitalized Cost or Development Budget (in millions) (1)	Estimated Completion Date (2)	% Leased September 30, 2013

Class A Multifamily:

Operating:
Long Point Development Mount Pleasant Charleston, SC	05/20/11	Woodfield Investments, LLC (3)	95%	258 units	$29.4	Completed 11/2012	99%

Whitehall Development Charlotte, NC	02/24/12	Woodfield Investments, LLC (3)	95%	298 units	$29.2	Completed 5/2013	94%

Crescent Crosstown Development Tampa, FL	03/27/12	Crescent Communities, LLC (3)	60%	344 units	$35.2	Completed 9/2013	44%

Under Development:
Crescent Alexander Village Development Charlotte, NC	11/27/12	Crescent Communities, LLC (3)	60%	320 units	$33.6	3rd quarter 2014	N/A

Aura Castle Hills Development Lewisville, TX	11/30/12	Hunt Realty Investments and Trinsic Residential Group, L.P. (3)	54%	316 units	$34.9	2nd quarter 2014	6%

Aura Grand Development Katy, TX	12/20/12	Trinsic Residential Group, L.P. (3)	90%	291 units	$31.8	2nd quarter 2014	N/A

Property Name and Location	Date Acquired	Operator/ Developer	Ownership Interest	Square Footage or Number of Units Upon Completion	Capitalized Cost or Development Budget (in millions) (1)	Estimated Completion Date (2)	% Leased September 30, 2013
REALM Patterson Place Development Durham, NC	06/27/13	The Bainbridge Companies, LLC (3)	90%	322 units	$40.1	1st quarter 2015	N/A

Crescent Cool Springs Development Nashville, TN	06/28/13	Crescent Communities, LLC (3)	60%	252 units	$40.3	1st quarter 2015	N/A

Fairfield Remington Development Cypress, TX	09/24/13	Allen Harrison Development, LLC (3)	80%	294 units	$32.8	1st quarter 2015	N/A

Office:

Real Estate Held for Sale
Gwinnett Center Duluth, GA (4)	10/17/11	N/A	100%	263,742 square feet	$14.8	October 2011	50%

FOOTNOTES:

(1)	For the multifamily operating properties, the amount presented in the table represents total capitalized costs for GAAP purposes for the acquisition, development and construction of the property as of September 30, 2013. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period. For multifamily development properties, the amount presented in the table represents the total development budget, including the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property and excluding investment services fees payable to our Advisor in connection with the acquisition of the property. For Gwinnett Center, the amount presented represents capitalized costs for GAAP purposes, including capital improvements and lease intangibles, but excludes investment services fees and asset management fees expensed for GAAP purposes.
(2)	For each property under development, certificates of occupancy will be obtained in phases which will allow us to begin leasing activities and commence operations for completed units prior to the estimated completion date of the project.
(3)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is our joint venture partner, (ii) serves, or in the case of the completed development properties, served, as developer of the project and (iii) provides any lender required guarantees on the loan.
(4)	In 2011, we acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and our increased focus on multifamily development, we decided to pursue a potential sale of the Gwinnett Center. See “Sources of Liquidity and Capital Resources – Real Estate Assets Held for Sale.” We continue to actively seek additional tenants to increase occupancy.

In addition to our real estate portfolio described above, as of the date of this filing, our Advisor has identified a pipeline of potential multifamily development opportunities with an aggregate development budget in excess of $400 million. One of the properties we have identified for possible acquisition as of November 5, 2013, includes a 320-unit multifamily development project in a suburb of Atlanta, Georgia. Although we have not entered into a binding agreement as of November 6, 2013, if acquired, we would expect to own an approximate 75% interest through a joint venture arrangement with terms similar to our other joint ventures. The total development budget is expected to be approximately $46.4 million, of which approximately $10.4 million and $3.5 million would be funded with capital contributions from us and our co-venture partner, respectively, and approximately $32.5 million would be funded with a construction loan. We currently are pursuing the acquisition of certain properties in that pipeline including the Atlanta property; however, as of the date of this filing, we generally have not yet entered into a binding contract to acquire the properties identified as potential investment opportunities or a joint venture agreement with potential joint venture partners in connection with any of these potential investments. In addition, our Advisor is in the process of performing its evaluation and has not completed its due diligence review of the property, the acquisition has not been approved by our investment committee or our board of directors and a financing commitment has not been obtained from a lender. In addition, our ability to acquire and develop a substantial majority of such properties is dependent on our receipt of additional offering proceeds. Therefore, there is no guarantee that we will continue to pursue these potential investment opportunities or that, if pursued, the transactions will ultimately be completed.

LIQUIDITY AND CAPITAL RESOURCES

General

As a REIT, we are required to distribute at least 90% of our taxable income; therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary source of capital has been proceeds from our Initial Offering, which closed on April 7, 2013. On August 19, 2013, we commenced our Follow-On Offering for the sale of up to a maximum of $200 million in shares of our common stock. We expect to sell shares of our common stock in the Follow-On Offering until December 31, 2013; provided, however, that our board of directors may extend the offering beyond December 31, 2013 after taking into account such factors as it deems appropriate, including but not limited to, the amount of capital raised, future acquisition opportunities, and economic and market trends affecting multifamily properties.

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

For the nine months ended September 30, 2013 and 2012, we declared stock distributions of 568,385 and 334,401 shares of common stock, respectively. Stock distributions are non-taxable to stockholders at the time of distribution. If we determine to pay cash distributions at a later date, such cash distributions, in whole or in part, may constitute ordinary income, capital gain income, or a return of capital for federal tax purposes.

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

We, through subsidiaries of our operating partnership formed to make investments, generally will seek to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.

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

Our board of directors will consider strategic alternatives for future liquidity options, including our sale or the sale of all of our assets, merger opportunities or the listing of the shares of our common stock on a national securities exchange. Although our board of directors is not required to recommend a liquidity event by any certain date, based on the estimated termination date of our contemplated Follow-On Offering and the estimated time needed to complete our acquisition phase and have our assets substantially stabilize, we anticipate our board of directors will begin in 2014 considering strategic alternatives for liquidity.

Sources of Liquidity and Capital Resources

Common Stock Offerings

To date, our main source of capital has been proceeds of our public offerings. For the nine months ended September 30, 2013, we received aggregate proceeds of approximately $26.6 million and $3.4 million from our Initial Offering and Follow-On Offering, respectively. During the period October 1, 2013 through November 5, 2013, we received additional subscription proceeds of approximately $17.1 million from our Follow-On Offering.

We expect to use our additional net offering proceeds, as well as available uncommitted cash on hand as of September 30, 2013 and debt financing, to invest in additional multifamily development properties through joint venture arrangements with multifamily developers and/or operators. As described above, if the number of shares sold through our Follow-On Offering is substantially less than the maximum offering amount, we will have limited capital to acquire additional investments unless we obtain additional debt or equity capital.

Borrowings

Generally, our construction financing for our multifamily development projects is for a term of three years, extendable for up to an additional two years. We expect to consider refinancing our construction debt prior to the initial maturity date as each development property stabilizes. In May 2013, Long Point Joint Venture, one of our consolidated joint ventures which developed the Long Point Property completed in November 2012, refinanced the original development and construction loan with an outstanding amount of $21.2 million and entered into a new mortgage loan and security agreement for $28.5 million. In connection therewith, we wrote off approximately $0.1 million in unamortized loan costs for the nine months ended September 30, 2013, which are included in the accompanying condensed consolidated statement of operations as interest expense and loan cost amortization and as a loss on extinguishment of debt in the accompanying condensed consolidated statement of cash flows. The new loan bears interest at a rate of LIBOR plus 2.33%, adjusted monthly, and matures on June 1, 2023 and is secured by the Long Point Property. Until June 2014, Long Point Joint Venture is required to make monthly interest only payments; and thereafter until the maturity date, pay monthly fixed payments of principal plus interest based on a 30-year amortization. Beginning with the second year of the loan term, but subject to certain eligibility criteria, Long Point Joint Venture will have the option to convert the loan from an adjustable rate to a fixed rate, and if applicable, to extend the maturity date. The loan may be prepaid after the first year of the loan term, upon written notice to the lender and subject to a 1% prepayment premium. Long Point Joint Venture also entered into an interest rate cap with a $28.5 million notional principal amount and a LIBOR rate cap of 5.18%, as part of entering into the refinancing. In connection with the refinancing, we incurred approximately $0.7 million in loan costs, including a financing coordination fee of $0.3 million to our Advisor. The refinancing resulted in us receiving net proceeds of over $6.4 million, representing the return of the majority of our original capital contributions to the Long Point Joint Venture, which the amount is available for general corporate purposes, including the investment in additional properties.

During the nine months ended September 30, 2013, three of our consolidated joint ventures each entered into a construction loan in connection with the acquisition and development of a multifamily property, as described in the table below. The construction loans will be used to fund development costs related to each property and provide for total loan capacity of approximately $78 million. Each loan (i) has an initial term of three years and provides for variable interest, payable monthly during the initial term; (ii) may be prepaid in full or in part, without penalty, and loan extensions are subject to certain conditions and the payment of a fee; and (iii) is secured by the applicable property and all improvements constructed thereon. In addition, an affiliate of each applicable co-venture partner has provided the lender with completion and repayment guarantees. In connection with the Fairfield Remington Joint Venture, an affiliate of the co-venture partner has also provided a $1.5 million advance to the joint venture, which is held in a restricted account by the joint venture and pledged and serves as additional collateral for the loan.

In connection with the Patterson Place Joint Venture, the joint venture obtained a 1.25% LIBOR rate cap, secured from a counterparty designed to ensure that the interest expense will not exceed 3.25% during the term of the rate cap, which expires on July 1, 2015. During the nine months ended September 30, 2013, we paid a total of $0.7 million in loan costs and premiums for interest rate caps related to these loans.

During the nine months ended September 30, 2013, we borrowed approximately $45.2 million in connection with construction draws relating to our development properties and approximately $0.2 million for tenant improvements and leasing costs related to our Gwinnett Center mortgage note payable. As of September 30, 2013 and December 31, 2012, we had an aggregate debt leverage ratio of approximately 47.1% and 38.7%, respectively. The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of September 30, 2013, we were in compliance with all applicable debt covenants.

As of September 30, 2013, we had the following indebtedness:

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)
Class A Multifamily:
Operating:
Long Point Property Mortgage Loan	$28.5	LIBOR plus 2.33%, adjusted monthly (1)	Monthly interest only payments through 6/2014, then P&I monthly installments calculated based on a 30-year amortization	6/2023	$28.5

Whitehall Property Mortgage Construction Loan (2)	22.3	LIBOR+ 2.25% per annum, adjusted monthly	Monthly interest only payments through 2/24/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	2/24/15 (plus two additional 12-month extensions)	22.3

Crescent Crosstown Property Mortgage Construction Loan	22.9	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 3/27/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	3/27/15 (plus two additional 12-month extensions)	26.7
Under Development:
Crescent Alexander Village Property Mortgage Construction Loan	—	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments through 11/27/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/27/15 (plus two additional 12-month extensions)	25.0

Aura Castle Hills Property Mortgage Construction Loan	10.1	Lender’s prime rate plus 0.1%, or LIBOR plus 2.6%, adjusted monthly	Monthly interest only payments through 11/30/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/30/15 (plus two additional 12-month extensions)	24.4

Property and Related Loan	Outstanding Principal Balance (in millions)	Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)
Aura Grand Property Mortgage Construction Loan	5.1	Lender’s prime rate plus 0.5%, or LIBOR plus 2.75%, adjusted monthly	Monthly interest only payments through 12/20/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	12/20/15 (plus two additional 12-month extensions)	21.5

REALM Patterson Place Deed of Trust Construction Loan	—	LIBOR plus 2.0%, adjusted monthly, with a minimum interest rate of 3.25% (3)	Monthly interest only payments throughout the term	3 year initial term (plus two additional 12-month extensions)	28.1

Crescent Cool Springs Deed of Trust Construction Loan	—	LIBOR plus 2.5%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.5% per annum	3 year initial term (plus two additional 12-month extensions)	28.2

Fairfield Remington Mortgage Construction Loan	0.3	LIBOR plus 2.65%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum	3 year initial term (plus two additional 12-month extensions)	21.7

Office:
Real Estate Held for Sale:
Gwinnett Center Mortgage Loan	8.0	Variable adjusted to the greater of (i) 4.95% or (ii) LIBOR+ 3.50% per annum	Monthly interest only payments through 10/17/2014. If extended, then monthly principal installments of $17,050 plus interest until maturity	10/17/14 (plus one additional 24-month extension) (4)	11.2

Total	$97.2				$237.6

FOOTNOTE:

(1)	The Long Point Joint Venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this mortgage loan.
(2)	Our co-venture partner in the joint venture that owns the Whitehall Property had guaranteed the loan on the property. In accordance with the terms of the loan agreements, their liability was reduced to 50% of the outstanding loan amount when the certificates of occupancy for the project were issued and is subject to further reduction to 30% upon certain debt covenants of the loan being achieved.
(3)	The Patterson Joint Venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this construction loan.
(4)	Gwinnett Center is currently held for sale. Upon any such sale, we are required to repay this debt.

We expect to borrow additional amounts to fund multifamily development costs up to the remaining maximum capacity under the loans of approximately $137.2 million over the next 18 months. In addition, in connection with any additional acquisitions of multifamily development projects, we expect to obtain construction financing for approximately 65% to 75% of the applicable development budgets. As we continue repositioning the Gwinnett Center and depending on the timing of any disposition of such property, we could borrow up to an additional $3.2 million under the terms of the existing loan in connection with tenant improvements and leasing costs related to Gwinnett Center. We may also seek other sources of debt capital that could include secured or unsecured debt should we determine that it allows us to achieve our goal of taking advantage of current demographic trends favoring multifamily development; however, financing such as this could be difficult to obtain.

Capital Contributions from Noncontrolling Interests

During the nine months ended September 30, 2013, our co-venture partners made capital contributions aggregating approximately $9.2 million to our consolidated joint ventures. In accordance with the terms of our joint venture agreements, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $3.4 million as of September 30, 2013. These amounts, as well as amounts previously funded, will be, or have been used, to fund part of the land acquisition and initial development costs of our development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of September 30, 2013, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Net Cash Provided by (Used in) Operating Activities

During the nine months ended September 30, 2013, we generated approximately $1.0 million in net cash from operating activities and during the nine months ended September 30, 2012, we used approximately $0.8 million of net cash from operating activities. Cash flows from operating activities improved during the nine months ended September 30, 2013, primarily as a result of net operating income from (i) our Long Point Property, which became operational in phases during 2012 and became fully operational during the fourth quarter of 2012, (ii) our Whitehall Property, which was fully operational during the second and third quarters of 2013 and (iii) our Crosstown Property, which was partially operational during the second and third quarters of 2013. Due to the fact that the majority of our properties are under development and not yet stabilized, net operating income from our properties may not be sufficient to fund all of our operating expenses; therefore, we may be required in future periods to fund a portion of our expenses from other sources, including offering proceeds.

Real Estate Held for Sale

In 2011, we acquired the Gwinnett Center, a three-building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and our increased focus on multifamily development, we decided to pursue a potential sale of the Gwinnett Center. We expect to redeploy the net proceeds from any such sale in additional multifamily development assets. The anticipated sales price of the property is expected to be in excess of book value.

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

Uses of Liquidity and Capital Resources

Acquisitions and Development Costs Incurred

During the nine months ended September 30, 2013, we acquired three additional multifamily development properties and funded approximately $80 million in connection with such acquisitions and development costs related to our multifamily development projects. Pursuant to the development agreements for the six properties under development as of September 30, 2013 and the Crosstown Property which was completed at the end of the third quarter of 2013, we had commitments to fund approximately $153.4 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property and additional equity contributions.

During the nine months ended September 30, 2013, we funded approximately $0.1 million in lease costs and $0.3 million in tenant improvements at Gwinnett Center, which we have classified as held for sale. We continue to seek to lease up the property as we pursue a possible sale of the property, and in connection therewith, expect to incur additional leasing commissions and tenant improvement costs in connection with any new leases and/or tenants for the property.

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

During the nine months ended September 30, 2013, we paid approximately $4.4 million in aggregate stock issuance and offering costs related to our public offerings. As of September 30, 2013, the Advisor had incurred on our behalf approximately $7.7 million of additional costs in connection with our offerings exceeding the 15% limitation on expenses. To the extent such costs are within the 15% limitation, some or all of these costs are expected to be recognized by us in future periods as we receive future offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of September 30, 2013, we owned interests in nine Class A multifamily properties, three of which were operational and as to which development was complete or substantially complete and six of which were under development. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the quarter and nine months ended September 30, 2013:

	Completed Apartment Units as of September 30,		% Leased as of September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues:
Long Point Property	258	226	99%	63%	$1,142,506	$476,197	$3,317,432	$506,753
Whitehall Property	298	—	94%	—	792,888	800	1,443,016	800
Crosstown Property	344	—	44%	—	370,537	—	424,080	—
Other (1)	20	—	6%	—	2,000	—	2,000	—

Total revenues					$2,307,931	$476,997	$5,186,528	$507,553

Property operating expenses:
Long Point Property					$526,098	$224,627	$1,327,534	$483,692
Whitehall Property					381,851	62,036	876,779	62,036
Crosstown Property					235,715	3,535	454,674	3,535
Other (1)					83,318	—	83,318	—

Total property operating expenses					$1,226,982	$290,198	$2,742,305	$549,263

(1)	Revenues and expenses for other properties is primarily related to pre-leasing activities related to the Aura Castle Hills Property and the Aura Grand Property.

We had a total of 920 and 226 completed apartment units as of September 30, 2013 and 2012, respectively, and expect to have approximately 2,700 units once construction is completed on our remaining properties under development as of September 30, 2013.

We also own the Gwinnett Center, which we have classified as held for sale and have shown the corresponding revenues and expenses as discontinued operations, as described below. Our results of operations for the respective periods presented reflect increases in most categories due to the completion of development and operations commencing at certain of our multifamily properties. Management expects increases in revenues and operating expenses as our existing multifamily development projects become operational over the next 18 months, and beyond that as we identify additional multifamily development opportunities.

Comparison of the quarter and nine months ended September 30, 2013 to the quarter and nine months ended September 30, 2012

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income was approximately $2.3 million and $5.2 million for the quarter and nine months ended September 30, 2013, respectively, as compared to $0.5 million for each of the comparable periods in 2012. Rental income for the quarter and nine months ended September 30, 2013 increased approximately $1.8 million and $4.7 million, respectively, due to (i) the Long Point Property having reached stabilization during the nine months ended September 30, 2013 as compared to only being partially leased during the comparable period in 2012, (ii) the Whitehall Property commencing operations during the nine months ended September 30, 2013 and being 94% leased as of September 30, 2013, and (iii) the Crosstown Property becoming operational during the nine months ended September 30, 2013 and being 44% leased as of September 30, 2013. The Long Point Property took its first residents in May 2012. We expect additional increases in revenue as the Crosstown Property is leased up and future phases of our other properties currently under development become operational.

Property Operating Expenses. Property operating expenses for the quarter and nine months ended September 30, 2013 were approximately $1.2 million and $2.7 million, respectively, as compared to approximately $0.3 million and $0.5 million, respectively, for the comparable periods in 2012. During the quarter and nine months ended September 30, 2013, property operating expenses increased approximately $0.9 million and $2.2 million, respectively, as a result of the Long Point Property and Whitehall Property becoming fully operational, and portions of the Crosstown Property being operational during the periods. Property operating expenses are expected to increase in future quarters as the Crosstown Property is leased up and other development properties are completed and become operational.

General and Administrative Expenses. General and administrative expenses for the quarter and nine months ended September 30, 2013 were approximately $0.4 million and $1.6 million, respectively, as compared to approximately $0.4 million and $1.3 million, respectively, for the comparable periods in 2012. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the quarter and nine months ended September 30, 2013, as compared to 2012, general and administrative expenses increased primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses, we believe the increase will be relatively small and generally offset by efficiencies that we expect to realize as our properties become operational and stabilize.

Asset Management Fees. We incurred approximately $0.2 million and $0.4 million in asset management fees payable to our Advisor during the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $0.04 million for each of the comparable periods in 2012. We incur asset management fees at an annual rate of 1% of our “real estate asset values,” as defined in the advisory agreement (which currently generally equals our acquisition and development capitalized costs). Asset management fees incurred that relate to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional real estate properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational. See Note 8, “Related Party Arrangements” in the accompanying financial statements for information regarding asset management fees incurred that were capitalized as part of development costs.

Property Management Fees. We incurred approximately $0.1 million and $0.3 million in property management fees during the quarter and nine months ended September 30, 2013, respectively, as compared to approximately $0.03 million and $0.06 million, respectively, for the comparable periods in 2012. Property management fees are generally equal to 2.75% to 3.5% of property revenues and increased during 2013 as a result of increased property revenues for the relevant periods. We expect additional increases in these fees during the remainder of 2013 and future periods as property revenues increase as more properties become operational.

Acquisition fees and Expenses. During the quarter and nine months ended September 30, 2013, incurred approximately $0.02 million and $0.04 million, respectively, in acquisition expenses which were expensed for GAAP purposes, as compared to $0.04 million and $0.1 million, respectively, for the comparable periods in 2012. Due to the development nature of our properties, the majority of acquisition expenses we incur, including investment services fees to our Advisor, are capitalized as part of the cost of our development projects. Acquisition expenses included in the accompanying statement of operations generally represent acquisition expenses not directly attributable to a development property such as general expenses incurred in identifying potential acquisitions, as well as, expenses related to specific properties not acquired. See Note 8, “Related Party Arrangements” in the accompanying financial statements for information regarding investment services fees incurred that were capitalized as part of development costs.

Depreciation. Depreciation for the quarter and nine months ended September 30, 2013 was approximately $1.0 million and $2.0 million, respectively, as compared to approximately $0.2 million for each of the comparable periods in 2012. The increase in expense for the quarter and nine months ended September 30, 2013 was due to the Long Point Property being fully operational, the Whitehall Property being completed in the second quarter of 2013 and the Crosstown Property being partially operational in the second and third quarters of 2013. We expect additional increases in depreciation as other development properties become operational.

Interest Expense and Loan Cost Amortization. During the quarter and nine months ended September 30, 2013, we incurred approximately $0.7 million and $1.7 million, respectively, of interest expense and loan cost amortization relating to debt outstanding on our properties, of which $0.3 million and $1.1 million, respectively, was capitalized as development costs relating to our properties under development. This compares to approximately $0.2 million and $0.4 million of such expenses incurred during the quarter and nine months ended September 30, 2012, respectively, all of which were capitalized. We expect interest expense to continue to increase over the next 12 to 18 months as we continue to borrow under our construction loans to fund additional development costs for our existing multifamily development properties. In addition, to the extent we acquire additional properties, we expect to fund such acquisitions and development projects with approximately 65% to 75% leverage. We expect to continue to capitalize a significant portion of interest expense and loan cost amortization incurred as development costs relating to our properties while they are under development. As our development properties become operational, we expect increased amounts will be recognized as an expense, as opposed to capitalized, as our weighted average expenditures on development properties decrease as assets are placed in service.

Interest and Other Income (Expense). During the quarter and nine months ended September 30, 2013, we recognized unrealized losses of $0.03 million and unrealized gains of $0.02 million, respectively, due to changes in fair value on our two interest rate caps obtained in connection with the borrowings related to the Long Point Property and the Patterson Place Property. We determined not to elect hedge accounting to account for the interest rate caps due to the small amount and nature of the interest rate caps.

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

For the Expense Year ended September 30, 2013, we did not incur operating expenses in excess of the Limitation. For the Expense Year ended September 30, 2012, we incurred $1.0 million of operating expenses in excess of the Limitation. Our independent directors determined that the excess expenses incurred for the Expense Year ended September 30, 2012 were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of us, and our complementary stock distribution,

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Analysis of Discontinued Operations:

During the quarter ended June 30, 2013, we established our intent to sell Gwinnett Center, as described in “Management’s Discussion and Analysis – Real Estate Held for Sale.” As a result, we accounted for the revenues and expenses associated with Gwinnett Center as discontinued operations for all periods presented in accordance with accounting standards. Income (loss) from discontinued operations was $0.04 million and ($0.08) million during the quarter and nine months ended September 30, 2013, respectively, as compared to ($0.3) million and ($1.0) million during the quarter and nine months ended September 30, 2012, respectively. The decline in losses from the Gwinnett Center was the result of discontinuing depreciation and amortization expense during the quarter ended June 30, 2013 upon the determination of recording this property as real estate held for sale. Although we are seeking to lease up the existing vacancies at Gwinnett Center, due to the leases scheduled to expire over the next 12 to 18 months and the fact that we intend to sell this asset, we do not expect significant increases in revenues at Gwinnett Center during the remainder of 2013.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the nine months ended September 30, 2013 and 2012, our MFFO represents FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases, straight-line rent adjustments, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•	Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been and are expected to continue to be funded from the proceeds of our offerings and other financing sources and not from operations. We believe by excluding acquisition fees and expenses from business combinations that are not capitalized as part of the cost of the development properties and have been expensed for GAAP purposes, MFFO provides useful supplemental information that is comparable between differing reporting periods for our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. If earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•	Amortization of above- and below-market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

•	Straight-line rent adjustment. Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

•	Loss on early extinguishment of debt. These losses are non-cash adjustments related primarily to the accelerated write off of unamortized loan costs in conjunction with early repayment on a loan or related to a refinancing. We believe adding back non-cash losses from the acceleration of amortization of loan costs should resemble the add-back for normal amortization during the period.

•	Unrealized gains or losses related to fair value adjustments for derivatives. These unrealized gains or losses relate to fair value adjustments for derivatives for which we did not elect or qualify for hedge accounting, including interest rate caps. We believe excluding non-cash unrealized gains or losses related to changes in fair values of our interest rate caps, for which we did not elect hedge accounting, should be excluded.

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

Presentation of MFFO also is intended to provide useful information to investors as they compare the operating performance of different non-traded REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Neither the U.S. Securities and Exchange Commission, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make cash distributions, if any, to our stockholders. FFO and MFFO should not be construed as historic performance measures or as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

The following table presents a reconciliation of net loss to FFO and MFFO for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss attributable to common stockholders	$(825,954)	$(781,364)	$(2,239,410)	$(2,651,127)
Adjustments:
Depreciation and amortization:
Continuing operations	802,142	145,010	1,815,828	169,575
Discontinued operations	—	395,892	357,890	1,224,592

FFO	(23,812)	(240,462)	(65,692)	(1,256,960)
Acquisition fees and expenses (1):
Continuing operations	14,355	30,916	33,443	88,203
Amortization of above- and below-market lease intangible assets (2):
Discontinued operations	—	35,016	17,983	114,335
Straight-line rent adjustments (3):
Continuing operations	48,168	(49,036)	16,591	(49,036)
Discontinued operations	—	(78,238)	(117,143)	(158,323)
Loss on extinguishment of debt (4):
Continuing operations	—	—	65,812	—
Unrealized (gain) loss related to changes in fair value of derivatives (5):
Continuing operations	25,369	—	(21,789)	—

MFFO	$64,080	$(301,804)	$(70,795)	$(1,261,781)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,732,559	7,224,935	10,056,785	6,520,078

Net loss per share (basic and diluted)	$(0.08)	$(0.11)	$(0.22)	$(0.41)

FFO per share (basic and diluted)	$—	$(0.03)	$(0.01)	$(0.19)

MFFO per share (basic and diluted)	$0.01	$(0.04)	$(0.01)	$(0.19)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	These items relate to fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2013, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2013	2014–2015	2016–2017	Thereafter	Total

Development contracts on development properties (1)	$14,965,833	$138,478,542	$—	$—	$153,444,375
Mortgage notes payable (principal and interest) (2)	295,291	10,434,549	2,330,027	30,394,521	43,454,388
Construction notes payable (principal and interest) (2)	394,418	77,951,596	357,085	—	78,703,099

	$15,655,542	$226,864,687	$2,687,112	$30,394,521	$275,601,862

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of September 30, 2013 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Current Report on Form 8-K dated August 8, 2013, for a summary of our Critical Accounting Policies and Estimates.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

See Item 1. “Financial Statements” for a summary of the impact of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we expect to borrow primarily at fixed rates or variable rates with the lowest margins available, and in some cases, with the ability to convert variable rates to fixed rates. With regard to variable rate financing, we will assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. In some cases we may enter into derivative financial instruments, such as interest rate swaps, caps, or treasury locks in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. Our current derivative portfolio consists of two interest rate caps, discussed in Note 7, “Derivatives,” in the accompanying condensed consolidated financial statements, that were structured solely for the purpose of mitigating risk associated with a rise in interest rates.

The following is a schedule as of September 30, 2013, of our variable rate debt maturities for the remainder of 2013 and each of the next four years and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2013	2014	2015	2016	2017	Thereafter	Total	Approximate Fair Value

Variable rate debt	$0	$8,214,238	$60,814,755	$823,991	$473,991	$26,841,033	$97,168,008	$97,000,000

Average interest rate (1)	0.00%	4.88%	2.67%	2.58%	2.53%	2.53%	2.82%

FOOTNOTE:

(1)	As of September 30, 2013, we were paying the interest rate floor on certain of our variable rate debt.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of September 30, 2013, would increase annual interest expense by approximately $0.9 million on our variable rate debt outstanding as of September 30, 2013. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

All other matters are subject to the discretion of our board of directors. Although stockholders have the right to vote on amendments to our articles of incorporation in the manner described above, under Maryland general corporation law, an amendment to our articles of incorporation must be found to be advisable by our board of directors. That requirement has the effect of limiting stockholders’ control over our articles of incorporation. In addition, our board of directors has the authority to amend, without stockholder approval, the terms of both our advisory agreement and our property management agreement, which, in either case, could result in less favorable terms to our investors.

Potential development and construction delays may result in increased costs and risks may hinder our operating results and decrease our net income.

We expect to acquire unimproved real property or properties that are under development or construction. Although we expect to invest in these types of properties after initial pre-development activities have been completed, investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our developers’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A developer’s performance may also be affected or delayed by conditions beyond the developer’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We generally seek performance and cost overrun guarantees from the developer and/or affiliates of our joint venture partners for development projects to mitigate the risk of increases associated with delays; however, if such parties are unable to meet their obligations under any such agreements, it could have an adverse effect on our investment.

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

To date, we have entered into co-venture arrangements with third parties in connection with our investments in multifamily development projects. We expect to continue to enter into joint ventures or other co-ownership arrangements with third parties. We may also purchase and develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example, the possibility that a co-venturer or partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

We disclose funds from operations, or FFO, and modified funds from operations, or MFFO, which are non-GAAP financial measures, and are included in documents filed with the SEC; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, deferred rent receivables and the adjustments of these further items related to noncontrolling interests.

Because of the differences with GAAP net income or loss, neither FFO nor MFFO may be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO or MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

The following risk factor updates our existing interest rate risk factor appearing in the annual report on Form 10-K.

Rising interest rates negatively affect our operating cash flow and our ability to acquire properties, pay existing debt obligations and refinance our properties.

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

In addition, we currently have, and may in the future incur, indebtedness that bears interest at a variable rate. Except in instances in which we have made arrangements that significantly hedge the risk of rising interest rates, increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. Increased interest rates either on refinancing of properties or on variable rate loans could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

As of September 30, 2013, we have used proceeds from our Initial Offering to fund offering expenses and costs to acquire and develop properties. In addition, we paid a portion of our operating expenses from the net proceeds from our Initial Offering due to having insufficient initial operating cash flow from our properties because of the nature of our assets. The following table presents our use of proceeds from our Initial Offering, as well as borrowings, as of September 30, 2013.

	Total	Payments to Affiliates (2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold (1)	9,449,679

Aggregate offering price of amount sold	$94,208,153
Offering expenses (3)	(13,885,878)	$(9,161,040)	$(4,724,838)

Net offering proceeds to the issuer after deducting offering expenses	80,322,275
Proceeds from borrowings, net of loan costs	115,616,386

Total net offering proceeds and borrowings	195,938,661
Purchases of and additions to real estate assets (4)	(149,289,609)	(486,628)	(148,802,981)
Payment of investment service fees	(4,145,780)	(4,145,780)
Payment of acquisition expenses that were expensed for GAAP purposes	(325,437)	(50,274)	(275,163)
Payment of lease costs	(443,996)		(443,996)
Repayment of refinance debt	(21,244,077)		(21,244,077)
Payment of financing coordination fee	(285,000)	(285,000)
Redemptions of common stock	(703,041)		(703,041)
Payment of operating expenses (5)	(2,593,015)	(1,317,822)	(1,275,193)

Unused proceeds from our Initial Offering	$16,908,706

FOOTNOTES:

(1)	Represents shares sold through our Initial Offering. Excludes unregistered shares issued to our Advisor and shares sold through our Follow-on Offering.
(2)	For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Initial Offering (all or a portion of which may be paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Initial Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in “Payments to Others” for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.
(4)	Includes asset management fees of $0.5 million paid to our Advisor, as well as, acquisition expenses of $2.0 million paid to others, in connection with our development properties that were capitalized for financial reporting purposes in accordance with GAAP. This amount excludes amounts funded with capital contributions from noncontrolling entities.
(5)

Due to the fact we are in our acquisition phase, in addition to the growth-oriented nature of our assets, we have used proceeds from our Initial Offering, as well as borrowings, to fund a portion of operating expenses, including pre-opening expenses of our development properties. The amount of operating expenses paid to affiliates includes board fees to our independent directors, asset management fees on operating properties, property management fees and reimbursement of personnel costs of the Advisor for amounts incurred on our behalf. Operating expenses to unrelated third parties initially paid by the Advisor and reimbursed by us are included in the Payment to Others column for purposes of this presentation. This amount also includes amounts used to fund certain restricted cash amounts as of September 30, 2013.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our stock redemption plan in effect as of September 30, 2013, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption for a price based on our estimated net asset value ($9.76 as of this filing date) as determined by our board of directors and published in the Company’s periodic filings with the SEC but in no event greater than the price of shares sold to the public in any offering or the purchase price of the shares paid by the investor. We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan; however, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock during such 12-month period. For the three months ended September 30, 2013, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
July 1, 2013 through July 31, 2013	—	—	—	381,590
August 1, 2013 through August 31, 2013	—	—	—	396,278
September 1, 2013 through September 30, 2013	23,522	$9.76	23,522	386,815

Total	23,522		23,522

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described and does not take into account the amount our board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan.

As of September 30, 2013, we did not have any outstanding redemption requests relating to our shares of common stock. Amounts redeemed during the nine months ended September 30, 2013, were funded with proceeds from our offerings.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of November, 2013.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

1.1	Selected Dealer Agreement dated August 30, 2013 among CNL Securities Corp., CNL Global Growth Advisors, LLC, CNL Financial Group, LLC and Ameriprise Financial Services, Inc. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.