Form 10-K
period 2013-12-31
CNL Growth Properties, Inc.
filed 2014-03-24
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the $10.00 offering price of the shares, on June 30, 2013, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $105 million.

The number of shares of common stock outstanding as of March 12, 2014 was 17,867,078.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Growth Properties, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2014.

PART I

Statement Regarding Forward Looking Information

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

For further information regarding risks and uncertainties associated with the Company’s business and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Annual Report and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at http://www.CNLGrowthProperties.com.

All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.

Item 1.	BUSINESS

General

CNL Growth Properties, Inc. (formerly Global Growth Trust, Inc.) was organized as a Maryland corporation on December 12, 2008 and elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ended December 31, 2010. The terms “our Company,” “we,” “our,” “us” and “CNL Growth Properties, Inc.” include CNL Growth Properties, Inc. and each of its subsidiaries.

We are externally managed and advised by CNL Global Growth Advisors, LLC (the “Advisor”), a Delaware limited liability company and wholly owned by affiliates of CNL Financial Group, LLC, our sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc., or “CNL,” which is a private investment management firm providing global real estate and alternative investments.

Our Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending, and executing acquisitions and dispositions on our behalf. We believe we will benefit from the investment expertise and experience of our Advisor’s management team and members of its investment committee. This committee is responsible for investigating and making recommendations to our board regarding potential investments. Our Advisor is responsible for providing advisory services relating to substantially all aspects of our investments and operations, including real estate acquisitions, asset management and other operational matters. Our Advisor has subcontracted with CNL Global Growth Sub-Advisors, LLC (the “CNL Sub-Advisor”) and Macquarie Real Estate Advisory Services, LLC (“MREAS Advisory”), an affiliate of Blackrock, Inc. (NYSE: BLK), to perform substantially all of these functions as sub-advisors. Currently, only the CNL Sub-Advisor is actively engaged in supporting our Advisor. We have also retained CNL Global Growth Managers, LLC (the “Property Manager”) to manage our properties under a master property arrangement or for the oversight of such activities if we contract directly with a third party service provider.

Our offices are located at 450 South Orange Avenue within the CNL Center at City Commons in Orlando, Florida, 32801, and our telephone number is (407) 650-1000.

Our Investment Objectives

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

Our Investment Strategy

Our investment strategy allows us to acquire a range of growth-oriented commercial real estate and real estate-related assets. Our Advisor intends to use CNL’s and the sub-advisors’ network of relationships to locate, conduct due diligence, and assist in the acquisition, operation and management of our real estate investments, and we may use these relationships to enter into joint ventures, partnerships or other co-ownership arrangements for the acquisition, development or improvement of real estate properties.

Since our inception, our Advisor and its sub-advisors have evaluated various investment opportunities on our behalf. To date, the investments we have made, as well as other properties we have identified as possible investment opportunities, have focused primarily on multifamily development projects in the southeastern and sunbelt regions of the United States due to favorable and compelling market and industry data, as well as, unique opportunities to co-invest with experienced development operators. Although we may invest in a wide spectrum of real estate sectors and our investment policies remain flexible in order to move to markets and asset types domestically and internationally as market cycles and opportunity dictate, we currently expect to direct a substantial majority of our capital to multifamily development projects in the U.S. in which we co-invest with development operators.

We believe that multifamily development in the United States represents a unique near-term opportunity. There remains significant consumer demand for newly-constructed multifamily units. In addition, investor demand for stabilized multifamily operations has driven prices up particularly in major markets. A compelling opportunity exists for those with capital, relationships, and expertise to develop and operate new units. We intend to build on the success of our initial multifamily projects by continuing to capitalize on this supply/demand imbalance while monitoring for any shift in fundamental return metrics.

Our Real Estate Portfolio

As of December 31, 2013, we owned interests in 11 Class A multifamily properties in the southeastern and sunbelt regions of the United States, three of which were newly developed and fully operational and eight of which were under development, including two which were partially operational, with completion for the remaining development properties expected in stages through the first quarter of 2016. During the period January 1, 2014 through March 12, 2014, we acquired interests in three additional Class A multifamily properties under development, located generally in the southeastern and sunbelt regions of the United States, which are expected to be completed in stages by the third quarter of 2016. As of December 31, 2013, we had a total of 1,129 completed apartments and as a result of our acquisitions and development through March 12, 2014, we expect to have over 4,200 units once construction is completed on our properties under development.

Each of our multifamily properties is owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2013, we had co-invested with seven separate developers or an affiliate thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale of the joint venture’s property or refinancing of debt, proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionate higher share of any sale proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that the eleven joint ventures in which we have invested as of December 31, 2013 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

As of December 31, 2013, we also owned a multi-tenant, three-building office complex that we intend to sell, and in January 2014 we entered into a purchase and sale agreement for the sale of the property. For financial reporting purposes, this property has been accounted for as “held for sale” in our accompanying consolidated financial statements. As a result, the operating results of such property are treated as discontinued operations in accordance with generally accepted accounting principles (“GAAP”) in our accompanying financial statements.

For additional information regarding our real estate properties, see Item 2. “Properties.”

Our Common Stock Offerings

On October 20, 2009, we commenced our initial public offering of up to $1.5 billion of shares of common stock (at a price of $10.00 per share, excluding certain discounts) (the “Initial Offering”). Our Initial Offering closed on of April 7, 2013, and through such date, we received aggregate subscription proceeds of approximately $94.2 million from the sale of approximately 9.45 million of our common shares.

On August 19, 2013, we commenced a follow-on offering of up to $200 million of shares of common stock (at a price of $10.84 per share through January 15, 2014 and $11.00 per share thereafter, excluding certain discounts) (the “Follow-On Offering”). Our Follow-On Offering is currently ongoing and will terminate on April 11, 2014. As of March 12, 2014, we have received aggregate subscription proceeds of approximately $75.8 million from the sale of approximately 7.0 million shares of our common stock in our Follow-On Offering.

Our Borrowing Policies

Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have ceased raising capital and have invested substantially all of our capital. As a result, we may borrow more than 75% of the initial acquisition and development budget of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Although we had an aggregate debt leverage ratio of approximately 43.1% of the aggregate carrying value of our consolidated assets as of December 31, 2013, due to the fact that we generally have obtained construction financing to fund up to approximately 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

We may seek to refinance our indebtedness under such terms and at such times as we deem appropriate, and use any net proceeds received to invest in additional properties, acquire some or all of the equity interests of our partners, make cash distributions to our stockholders, establish reserves or for any other corporate purpose deemed appropriate.

Our Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. Through December 31, 2013, we have not generated REIT taxable income and therefore have not been required to make cash distributions to our stockholders for purposes of complying with REIT qualifications.

Due to our investment strategy of seeking growth-oriented assets and our current investment focus of investing in multifamily development properties, we do not expect to generate predicable and steady cash flow from operations or funds from operations to pay distributions in cash until construction of our development properties is completed and the operations of such properties stabilize. Taxable income is generally less than cash flow from operations because of depreciation and other charges; therefore we do not anticipate being required to make cash distributions in the near term. Instead, our board of directors has determined to issue stock distributions.

On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a 365-

day calendar year), payable to all common stockholders of record as of the close of business on each day. Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, our board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represents an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly until the policy is terminated or amended by our board. Effective October 2012, any such declared shares have been issued on or before the last business day of the applicable calendar quarter.

Using a stock distribution in lieu of a cash distribution allows us to focus on our investment strategy of buying assets that may generate little or no initial cash flow but have the potential for long-term appreciation. Over time, we may transition to a cash distribution or a combination of cash and stock. Our board of directors determines the amount and composition of each distribution. If we do elect to pay cash distributions, we may fund all or a portion from sources other than cash flow from operations or funds from operations, such as from cash flows generated by financing activities or the proceeds of our Follow-On Offering. Our Advisor, its affiliates or other related parties may also advance or waive asset management fees or other fees in order for us to have cash to pay cash distributions in excess of available cash flow or funds from operations. We have not established any limit on the extent to which we may use borrowings or proceeds of our equity offerings to pay cash distributions, and there is no assurance that we will be able to sustain distributions at any level. Whether it is in the form of a cash or a stock distribution, the amount of each distribution generally will be based upon such factors as expected and actual cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors including an objective of maintenance and predictable distributions regardless of the composition. Our current stock distribution was set at a rate designed to align with the anticipated appreciation of our assets; however, there is no assurance our assets will appreciate at such rate or at all.

For the years ended December 31, 2013, 2012 and 2011, we declared 816,952 shares, 472,462 shares and 223,892 shares of common stock, respectively, as stock distributions. When issued, the stock distributions are non-taxable distributions. If we determine to pay cash distributions at a later date, such distributions, in whole or in part, may constitute ordinary income or a return of capital for federal tax purposes.

Our Valuation Policy

We have adopted a valuation policy designed to follow recommendations of the Investment Program Association, a trade association for non-listed direct investment vehicles (the “IPA”), in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs (the “IPA Valuation Guidelines”), which was adopted by the IPA effective May 1, 2013. The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance. “Net asset value” means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities. Our net asset value will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

In accordance with our policy, the valuation committee of our board of directors, comprised of our independent directors, oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the net asset value per share of our common stock.

To assist our board of directors in its determination of the offering price per share of our common stock for our Follow-On Offering, our board of directors engaged an independent valuation firm, CBRE Capital Advisors, Inc. (“CBRE Cap”), to provide property level and aggregate valuation analyses of the Company and a range for the net asset value per share of our common stock as of June 30, 2013 and December 31, 2013, and consider other information provided by our Advisor.

For a detailed discussion of the determination of the offering price for our Follow-On Offering and net asset value per share of our common stock, including our valuation process and methodology, see Item 5. “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities - Determination of Estimated Net Asset Value per Share as of December 31, 2013 and Offering Price.”

In accordance with our valuation policy and as recommended by the IPA Valuation Guidelines, we will produce an estimated net asset value per share at least annually as of December 31 and disclose such amount as soon as possible after year end.

Our Disposition Policies

As each of our investments reach what we believe to be its optimum value during the expected holding periods of our assets, we will consider disposing of the investment and may do so for the purpose of either distributing the net sales proceeds after repayment of mortgage debt associated with the investment to our stockholders or investing the proceeds in other assets. The determination of when a particular investment should be sold or otherwise disposed of will be made after considering all of the relevant factors, including prevailing and projected economic and market conditions, whether the value of the property or other investment is anticipated to decline substantially, and whether we could apply the proceeds from the sale of the asset to make other investments consistent with our investment objectives.

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

Our Exit Strategy

Our board of directors will consider strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. Although our board of directors is not required to recommend any such exit event by any certain date, due to our Follow-On Offering closing in April 2014 and the estimated time needed to complete our acquisition phase and have our assets stabilize, we anticipate that in 2014 our board of directors will begin considering strategic alternatives for an exit event. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue an exit event in the future and the board of directors has not established any pre-determined criteria. A liquidation of our Company, or all of our assets, would generally require the approval of our stockholders in accordance with governing documents.

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

Our fully-operational properties are located in Charlotte, North Carolina, Tampa, Florida and Charleston, South Carolina. Charlotte and Tampa are similar to each other in that each is a highly competitive large metropolitan area with competing multifamily units permitted and under construction. The Charleston market is relatively unique in that it is smaller, and our property there was among the first new development properties in a highly desirable and underserved area.

We also have properties under development with partial operations and preleasing activities occurring in Charlotte, Dallas (Lewisville), Houston (Katy, Cypress, Spring), Nashville, and Raleigh (Durham). Each of these markets has an active development pipeline which will compete with our development properties during the lease-up phase.

Employees

We are externally managed and as such we do not have any employees.

Our Advisor

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager. Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, including serving as our consultant in connection with policy decisions to be made by our board of directors, identifying and making acquisitions and investments on our behalf and providing asset management and administrative services. In exchange for these services, our Advisor is entitled to receive certain fees and reimbursements from us.

The current advisory agreement may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.

For additional information on our Advisor and the fees and reimbursements we pay, see Item 8. “Financial Statements and Supplementary Data.”

Our Tax Status

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

Since electing to be taxed as a REIT through December 31, 2013, we have had tax losses for federal income tax purposes and therefore have not been required to make cash distributions to our stockholders. As such and due to our investment objective of providing growth in the value of our assets, our board of directors has elected to make stock distributions to date. To date, the shares issued as stock distributions have not been taxable to the recipient stockholders when received.

Available Information

Our sponsor maintains a website at www.CNLGrowthProperties.com containing additional information about our business, and a link to the Securities and Exchange Commission (the “SEC” or “Commission”) website (www.sec.gov), but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

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

Additionally, although we have a share redemption plan, it is subject to conditions and limitations, and our board of directors may reject any request for redemption of shares or amend, suspend or terminate the plan at any time. Further, we may not have sufficient liquidity to satisfy your redemption request. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency, and if you are able to sell your shares, you may have to sell them at a substantial discount from your purchase price of such shares. In the future, our board of directors may consider various exit strategies, but our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

The offering price of our shares in our Follow-On Offering was based on our estimated net asset value per share, plus selling commissions and marketing support fees, and may not be indicative of the price at which our shares would trade if they were actively traded.

Our board of directors determined the offering price of our shares in our Follow-On Offering based upon a number of factors but primarily based on the estimated per share value of our shares determined by our board of directors. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Determination of Estimated Net Asset Value per Share as of December 31, 2013 and Offering Price.” Although we used guidelines recommended by the IPA for valuing issued or outstanding shares of non-traded real estate investment trusts such as us, our offering price may not be indicative of either the price at which our shares would trade if they were listed on a national exchange or actively traded by brokers or of the proceeds that a stockholder would receive if we were liquidated or dissolved and the proceeds were distributed to our stockholders.

In addition, the offering prices of our shares in the Follow-On Offering were primarily based on our estimated net asset values per share, which was based on estimates of the values of our properties, consisting principally of illiquid commercial real estate and other assets, and liabilities as of the applicable valuation date. The valuation methodologies used by the independent valuation firm retained by our board of directors to estimate the value of our properties and the net asset value of our shares as of the applicable valuation date, involved subjective judgments, assumptions and opinions, which may or may not turn out to be correct. Our board of directors also took into consideration selling commissions and marketing support fees of our Follow-On Offering in establishing the offering price per share. Due to the short-term nature of multifamily leases, our net asset values may be more susceptible to fluctuation than REITs with longer term leases where cash flows are not subject to as much potential volatility. As a result of these, as well as other factors, the share prices in our Follow-On Offering may not reflect the amount that might be paid to for shares in a market transaction. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Determination of Estimated Net Asset Value per Share as of December 31, 2013 and Offering Price” for more details about how our estimated net asset values per share value were calculated.

Our board of directors has determined our estimated net asset value per share as of December 31, 2013 and in doing so, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2013. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore, our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of calculating our estimated net asset value per share, we retained an independent valuation firm to determine our estimated net asset value per share and the value of our properties as of December 31, 2013. The valuation methodologies used to estimate the net asset value of our shares, as well as the value of our properties, involved certain subjective judgments, including but not limited to, estimated future cash flows for properties recently developed or currently under development for which we have limited or no operating history, respectively. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our Advisor and the independent valuation firm. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. In addition, in accordance with the recommendations in the IPA Valuation Guidelines, the determination of the estimated value of our properties used in the calculation of our estimated net asset value did not include deductions for estimated disposition fees or other selling expenses of our assets. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the realizable value upon a sale of those assets or if you sell your shares.

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

CNL, through one or more of its affiliates or subsidiaries, owns and controls our Advisor and our Property Manager, as well as, one of our sub-advisors and sub-property managers. In addition, CNL, through a subsidiary, owns and controls CNL Securities Corp., the managing dealer of our Follow-On Offering. In the event that any of these affiliates or related parties are unable to meet their obligations to us, we might be required to find alternative service providers, which could disrupt our business by causing delays and/or increasing our costs.

Further, our success depends to a significant degree upon the continued contributions of certain executive officers and other key personnel of our Advisor, its affiliates and related parties, each of whom would be difficult to replace. We do not have employment agreements with our executive officers, and we cannot guarantee that they will remain affiliated with us or our Advisor. Although several of our executive officers have entered into employment agreements with affiliates of our Advisor, these agreements are terminable at will, and we cannot guarantee that such persons will remain employed by our Advisor or its affiliates. We do not maintain key person life insurance on any of our executive officers.

We may suffer from delays in selecting, acquiring and/or developing suitable properties.

We may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. Although we have identified properties in which we expect to invest a portion of our offering proceeds, we may determine to not pursue any or all such acquisitions for any reason or we may experience delays in completing such acquisitions. To the extent we have available proceeds to invest in properties, we could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor, at times when management of our Advisor is simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL or our sponsor, some of which may have investment objectives and employ investment strategies that are similar to ours. Furthermore, with our current focus of investing in multifamily development properties, our investments are not expected to yield immediate returns.

If we are unable to invest our offering proceeds in real estate assets in a timely manner, we may invest our offering proceeds in short-term, investment-grade securities pending the acquisition of properties or other uses. These securities typically yield less than investments in commercial real estate.

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

Future issuances of common stock will reduce the percentage of our shares owned by existing stockholders who do not participate in future stock issuances. Stockholders will not be entitled to vote on whether or not we issue additional shares. In addition, depending on the terms and pricing of any additional offering of our shares and the value of our properties, our stockholders may experience dilution in both the book value and fair value of their shares. Further, our board could authorize the issuance of stock with terms and conditions that could subordinate the rights of the holders of our current common stock or have the effect of delaying, deferring or preventing a change in control in us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

The interest of later investors in our common stock will be diluted as a result of our stock distribution policy.

Our board of directors authorized a stock distribution policy under which we issue stock distributions quarterly. This distribution policy will continue until terminated or amended by our board of directors. We have been acquiring, and intend to continue to buy development assets that have no initial operating cash flows. While our objective is to acquire assets that appreciate in value, there can be no assurance that assets we acquire will appreciate in value. We adjusted the offering price of our shares in our Follow-On Offering effective January 16, 2014 based on a valuation of our shares as of December 31, 2013. Because our Follow-On Offering will terminate on April 11, 2014, we currently do not expect to change our $11.00 per share public offering price during the remainder of the Follow-On Offering. Therefore, investors who purchased shares early in the offering, as compared with later investors, will receive more shares for the same cash investment as a result of this stock distribution. Because they own more shares, upon a sale or liquidation of our Company, investors who purchased our shares early will receive more sales proceeds or liquidating distributions relative to their invested capital compared to later investors. The stock distribution was set at a rate to align with the anticipated appreciation of our assets; however, unless our assets appreciate in an amount sufficient to offset the dilutive effect of ongoing stock distributions and our offering, acquisition and operating expenses, the net asset value per share will be less than the public offering price paid for the share. Because of our ongoing stock distribution policy, the value of total shares held by a later investor purchasing our stock will be below the value of total shares held by an earlier investor, even if each initially acquired the same amount of shares at the same public offering price, because the earlier investor would have received a greater number of stock distribution shares.

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

In order to be excluded from regulation under the Investment Company Act, we have and intend to continue to engage primarily in the business of acquiring real property, making mortgage loans and other loans collateralized by interests in real estate and making other real estate-related investments. We intend to rely on exemptions or exclusions provided by the Investment Company Act for the direct ownership, or the functional equivalent thereof, of certain qualifying real estate assets or by engaging in business through one or more majority-owned subsidiaries. We may rely on any other exemption or exclusion under the Investment Company Act.

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

There can be no assurance that we will be able to achieve expected results or cash flows necessary to initiate or maintain cash distributions at any particular level, or that distributions will increase over time.

There are many factors that can affect the type, availability and timing of cash distributions to stockholders. Cash distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and other assets, current and projected cash requirements, expected and actual cash flow from operations, the estimated total return on our assets, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors, including an objective of maintenance of stable and predictable distributions regardless of the composition. Cash distributions declared may not reflect our income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as our ability to make acquisitions in a timely manner as funds become available, the income from those investments, as well as, our operating expenses and many other variables. Actual amounts available for cash distribution may vary substantially from estimates. We cannot assure you that:

•	properties currently in development will be completed and stabilized as planned;

•	rents from our properties will stabilize, or once stabilized, will remain stable or increase;

•	tenants will not default under or terminate their leases;

•	our real estate portfolio will increase in value or generate or increase our cash available for distributions to stockholders; or

•	other investments we make, if any, will increase in value or provide constant or increased income or distributions over time.

Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rates to be paid on our shares.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to make distributions. For instance:

•	Amounts available for distributions may be reduced if we are required to spend more than expected to correct defects or to make improvements to properties.

•	Amounts available to pay distributions may decrease if the assets we acquire have lower yields than expected.

•	Federal income tax laws require REITs to distribute at least 90% of their REIT taxable income to stockholders each year, limiting the earnings that we may retain for corporate growth, such as asset acquisition, development or expansion, and making us more dependent upon additional debt or equity financing than corporations that are not REITs. If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and amounts available for distributions may decrease.

•	The payment of principal and interest required to service the debt may leave us with insufficient cash to pay distributions.

•	We may pay distributions to our stockholders to comply with the distribution requirements of the Code and to eliminate, or at least minimize, exposure to federal income taxes and the nondeductible REIT excise tax. Differences in timing between the receipt of income and the payment of expenses, and the effect of required debt payments, could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

In addition, subject to the applicable REIT rules, our board of directors, in its discretion, may retain any portion of our cash on hand or use debt and/or equity proceeds for capital needs and other corporate purposes. We cannot assure you that we will generate or have sufficient amounts available to make cash distributions to you at any specified level, or that the cash distributions we make may not be decreased or be eliminated in the future.

We have experienced losses in the past and may experience losses in the future.

We incurred net losses for the three years ended December 31, 2013. Our losses can be attributed, in part, to our operating expenses which include pre-leasing costs for our development properties and various general and administrative expenses related to being a public reporting company, as well as, the fact that the majority of our properties are under development and have not yet stabilized. In addition, depreciation and amortization expense substantially reduced our income. Our operating costs to date have been primarily funded with offering proceeds. We cannot assure you that we will be profitable in the future, that our properties will stabilize and produce sufficient income to fund our operating expenses, or that we will realize growth in the value of our assets.

We may pay distributions from sources other than our cash flow from operations or funds from operations.

Due to the nature of our investment strategy and our current investment focus of investing in multifamily development properties, we expect to generate little, if any, cash flow from operations or funds from operations to pay distributions in cash until construction of our development properties is significantly completed and the operations of such properties stabilize. Further, to the extent we continue to invest in development projects, or in properties requiring significant capital, our ability to make cash distributions may be negatively affected. Therefore, we do not anticipate generating distributable earnings in the near term. As such, our board of directors has determined to issue stock distributions, which allows us to preserve cash as our properties achieve stabilization. However, we may elect to pay cash distributions and pay all or a portion of any such cash distributions from sources other than net operating cash flows, such as cash flows generated from financing activities, a component of which may include the proceeds of our offerings and/or borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of our offerings to pay distributions. To the extent we use sources of cash other than cash flow from operations or funds from operations to pay distributions, we will have less capital available to invest in properties and other real estate-related assets and the book value of our shares may decline. Further, any cash distributions that exceed cash flow from operations or funds from operations may not be sustainable.

We disclose funds from operations, or FFO, and modified funds from operations, or MFFO, non-GAAP financial measures; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are non-GAAP financial measures. See “Selected Financial Data — Funds from Operations and Modified Funds from Operations.” FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to noncontrolling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, straight-line rent adjustments and the adjustments of these further items related to noncontrolling interests.

Because of the differences with GAAP net income or loss, neither FFO nor MFFO may be an accurate indicator of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO or MFFO as an alternative to cash flows from operations, as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make cash distributions to our stockholders.

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Also, because not all companies calculate MFFO the same way, comparisons with other companies may not be meaningful.

We are uncertain of our sources for funding of future capital needs.

Other than our equity offerings and mortgage loans associated with property acquisitions and development projects, neither we nor our Advisor has any established financing sources. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we may not achieve our investment objectives.

For our operating properties, we will consider capital reserves on a property-by-property basis, as we deem appropriate, to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty experienced in recent years by financial markets, liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding other than proceeds from our Follow-On Offering and our existing mortgage loans. Although our Advisor has relationships with various lenders and we anticipate our Follow-On Offering continuing through April 11, 2014, we cannot assure you that sources of funding will be available to us for potential capital needs in the future.

Although our Advisor may begin to explore possible strategic alternatives, there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that we will be able to meet our investment objectives.

With the anticipated completion of our Follow-On Offering in April 2014, we expect that, in the near term, our Advisor may begin to explore possible strategic alternatives in connection with providing liquidity to stockholders. We are not obligated to enter into any particular transaction and there is no specific date by which we must have a liquidity event. There is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, we will be able to meet our investment objectives or provide a return to stockholders that equals or exceeds the price per share paid for shares of our common stock.

Changes in accounting pronouncements could materially impact our reported financial performance.

Accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC, entities that create and interpret appropriate accounting standards, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in restating prior period financial statements. Specifically, FASB is currently considering changes to accounting standards for accounting for leases. Due to the fact that such standards impact how we account for our properties’ operations, including revenues and expenses relating to our leases, changes to the current standards could have a material impact to our financial condition or results of operations, particularly relating to commercial properties such as the Gwinnett Center. Similarly, these changes could have a material impact on any nonresidential tenants’ reported financial condition or results of operations and affect their preferences regarding leasing real estate. In such event, tenants of our commercial properties may determine not to lease properties from us, or, if applicable, exercise their option to renew their leases with us. This in turn could make it more difficult for us to enter into leases on terms we find favorable, and impact distributions to stockholders.

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

Individuals associated with our Advisor, Property Manager and other entities affiliated with CNL that conduct our day-to-day operations will face competing demands on their time.

We rely upon our Advisor, including its investment committee, our Property Manager and the executive officers and employees of entities affiliated with CNL, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other real estate investment programs sponsored by CNL or our sponsor, and they may have other business interests as well. One of our directors, James M. Seneff, Jr., is also a director of other real estate investment programs sponsored by CNL or our sponsor. We have the same executive officers in common with Global Income Trust, Inc., a non-listed REIT sponsored by our sponsor, which has invested in income-producing office and industrial commercial properties. Additionally, our Advisor and the advisor to Global Income Trust, Inc. have the same managers, executive officers and investment committee members in common. We currently anticipate that our executive officers and the executive officers of our Advisor, as well as, the managers of our Advisor and the Advisor’s representatives on its investment committee, will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Other real estate investment programs sponsored by CNL or our sponsor use certain investment strategies that are similar to ours, and our Advisor and its affiliates, and their and our executive officers, will face conflicts of interest relating to the purchase and leasing of properties and other investments, and such conflicts may not be resolved in our favor.

One or more real estate investment programs sponsored by CNL or our sponsor may be seeking to invest in properties and other real estate-related investments similar to the assets we are seeking to acquire. CNL or our sponsor also sponsors three other public non-traded active real estate investment programs that focus on commercial real estate. As a result, we may be buying properties and other real estate-related investments at the same time as other programs sponsored by CNL or our sponsor and managed by the same persons who are executive officers and employees of our Advisor or its affiliates. We cannot assure you that properties we want to acquire will be allocated to us in this situation. Neither CNL nor our sponsor is required to allocate any prospective investment to our Advisor for review. Our Advisor may choose a property that provides lower returns to us than a property allocated to another program sponsored by CNL or our sponsor. We also may be precluded from certain investment opportunities. In addition, we may acquire properties in geographic areas where other programs sponsored by CNL or our sponsor own properties, with which we may compete for tenants.

Our Advisor and its affiliates, including all of our executive officers and our affiliated director, will face conflicts of interest as a result of their compensation arrangements with us, which could result in actions that are not in the best interest of our stockholders.

We pay substantial fees to our Advisor and our Property Manager (including their sub-advisors and sub-property managers, respectively) and their affiliates. These fees could influence their advice to us, as well as the judgment of our Advisor and its affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and related parties;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions, which entitle our Advisor to investment services fees and asset management fees payable to our Advisor;

•	borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor;

•	refinancing debt, which may entitle our Advisor or its affiliates to receive a financing coordination fee in connection with assisting in obtaining such financing;

•	whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to our Advisor or its affiliates to purchase the assets and operations of our Advisor, its affiliates and related parties performing services for us;

•	the listing of, or other liquidity event with respect to, our shares of common stock, which may entitle our Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

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

Our strategy for acquiring properties focuses on acquisitions of commercial properties that we believe may have possibilities for capital appreciation, such as properties to be developed or under development. Although we expect to focus on multifamily development properties, we may also acquire properties requiring repositioning or redevelopment, properties located in markets undergoing positive changes or facing time-sensitive deadlines, properties that require application of a new leasing or management strategy and properties with deferred maintenance needs. These properties, as well as multifamily development properties, are typically riskier than stabilized properties or properties located in stable markets or markets that have validated their growth opportunities. There is no assurance that we will be able to select appropriate markets, property types or properties to affect our strategy and there is a risk that our properties will experience declines in value.

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

The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

•	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we own;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•	changes in supply of, or demand for, similar or competing properties in a geographic area;

•	an inability to acquire and finance, or refinance, if applicable, properties on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, land use and zoning laws;

•	vacancies or inability to rent space on favorable terms;

•	acts of God, such as earthquakes, floods and hurricanes;

•	inability to collect rents from tenants;

•	discretionary consumer spending and changing consumer tastes; and

•	periods of high interest rates and negative capital market conditions.

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our joint venture partners, if any, or by our lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown, as a whole, or by the local economies where our properties and the properties underlying our other real estate-related investments are located, including:

•	poor economic conditions may result in defaults by tenants of our properties;

•	job transfers and layoffs may cause tenant vacancies to increase; and

•	increasing concessions, reduced rental rates or capital improvements may be required to maintain occupancy levels.

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.

We have and expect to continue to acquire unimproved real property or properties that are under development or construction. Although we have and expect to continue to invest in these types of properties after initial pre-development activities have been completed, investments in such properties are subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our developers’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A developer’s performance may be affected or delayed by conditions beyond the developer’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We generally have and expect to continue to seek performance and cost overrun guarantees from the developer and/or affiliates of our joint venture partners for development projects to mitigate the risk of increases associated with delays. However, if such parties are unable to meet their obligations under any such agreements, it could have an adverse effect on our investment.

In addition, we are and will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Should capitalization rates increase, the value of our existing multifamily portfolio could decline, or if costs of developing a multifamily asset increase, we may not achieve as high of a return on our multifamily development properties as anticipated.

To date, we have invested and expect to continue to invest, substantially all of the available proceeds from our equity offerings in multifamily development properties. In connection with the credit market disruptions and economic slowdown in recent years, there is evidence that capitalization rates (the rate of return immediately expected upon investment in a real estate asset) in major U.S. markets for multifamily communities rose in 2008 and through most of 2009. However, as the economy began to stabilize and multifamily real estate fundamentals improved, the multifamily sector experienced a decline in capitalization rates for most of 2010, 2011 and 2012. Nationally, average capitalization rates changed little over 2013, notwithstanding further compression for trophy properties, a revival of transactions for lesser quality properties and a 100 basis point increase in interest rates. Capitalization rate trends in recent quarters show that yields in major metropolitan areas remain firm but are up in non-major metropolitan areas. (See, US Capital Trends – Apartment 2013 Year in Review, Real Capital Analytics, Inc., January 2014.) If capitalization rates increase, we would expect declines in the pricing of assets upon sale or at the time of a valuation. If we were required to sell investments into such a market, we could experience a decrease in the value of our investments.

In most domestic markets, there is a spread between capitalization rates on stabilized multifamily assets and the return on cost at which new multifamily projects can be developed. The opportunity to develop at higher returns on cost and finance at today’s interest rates enables us to potentially produce higher levered returns than had we bought a stabilized multifamily property. However, if capitalization rates increase, we would expect the value of our current investments to decline. In addition, if costs of developing a multifamily asset increase, the difference between the costs to develop and the price to purchase stabilized multifamily properties will shrink and make the risk adjusted return for development less attractive.

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

Substantially all of our properties purchased to date are located in the southeastern and sunbelt regions of the United States and we foresee additional opportunities in these regions. As a result of this limited geographic diversification, our operating results, amounts available for cash distributions to stockholders and the value of our real estate assets are likely to be impacted by economic changes affecting the real estate markets in that area. We are subject to greater risk to the extent that we lack a geographically diversified portfolio.

Concentration of our portfolio in the multifamily sector may leave our profitability vulnerable to a downturn or slowdown in such sector.

We have, and expect to continue to have, a substantial majority of our portfolio invested in multifamily properties. As a result, we will be subject to risks inherent to investments in a single real estate sector. With the concentration of our investments in multifamily, the potential effects on our revenues resulting from a downturn or slowdown in the multifamily sector will be more significant than if we had a diversified portfolio.

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

In recent years, the global financial markets have experienced pervasive and fundamental disruptions. A disruption in the financial markets or the financial stability of a country often results in a significant negative impact on the financial markets. Such disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. economy and the economies of other countries. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry generally or by the local economic conditions where our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, and may affect our ability to pay cash distributions, if any, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

Our operating results could be negatively impacted during periods of rising inflation or during periods of deflation.

Inflationary expectations or periods of rising inflation could also be accompanied by rising prices of commodities that are critical to the development or maintenance of real estate assets or to the return expected with respect to such assets. During periods of high inflation, capital tends to move to other assets, such as (historically) gold, which may adversely affect the prices at which we are able to sell our investments. There may be limited cash available for distribution from real estate assets with fixed income streams. The market value of such investments may decline in value in times of higher inflation rates. Although multifamily leases are generally short term and we would expect increases in rent during periods of inflation, as inflation may affect both income and expenses, any increase in income may not be sufficient to cover increases in expenses.

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

We depend on tenants for the majority of our revenue from real property investments, and lease terminations could have an adverse effect on our results of operations and cash flows.

Defaults on lease payment obligations by our tenants would cause us to lose the revenue associated with that lease and require us to find an alternative source of revenue to pay our mortgage indebtedness. If a tenant defaults or declares bankruptcy, we may experience delays in enforcing our rights as a landlord and may be unable to collect sums due under related leases. If a tenant, or a guarantor of a tenant’s lease obligations, is subject to a bankruptcy proceeding, our efforts to collect pre-bankruptcy debts from these entities or their properties may be barred. If a lease is rejected by a tenant in bankruptcy, we may not be entitled to any further payments under the lease. In addition, if we invest in a single-user facility, which is a property designed or built primarily for a particular tenant or a specific type of use, and the tenant of such facility fails to renew its lease or defaults on its lease obligations, we may not be able to readily market a single-user facility to a new tenant without making substantial capital improvements or incurring other significant re-leasing costs.

Our co-venture partners or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower our overall return on our investments.

To date, we have entered into co-venture arrangements with third parties in connection with our investments in multifamily development projects. We expect to continue to enter into joint ventures or other co-ownership arrangements with third parties. We may also purchase and develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer or partner in an investment might become bankrupt;

•	the possibility that a co-venturer or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	the possibility that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	the possibility that because a co-venturer or partner will have competing interests on their time and resources, they may find it difficult to allocate their time between our business and their other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate;

•	the possibility that we may incur liabilities as the result of an action taken by our partner or co-investor;

•	the possibility that a co-venturer or partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives; or

•	the possibility that we may not be able to control the management of such assets and such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

The development of new multifamily properties could outpace demand. Increased competition for tenants could require a property to undertake unbudgeted capital improvements or to lower its rental rates in order to obtain or retain tenants.

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

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances. The costs of removing or remediating could be substantial. In addition, the presence of these substances, or the failure to properly remediate these substances, may adversely affect our ability to sell or rent a property or to use the property as collateral for borrowing.

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

The amount we pay in property taxes may increase from time to time due to rising real estate values and adjustments in assessments. Increases in real estate values or assessment rate adjustments will result in higher taxes. We may not be able to increase rental revenues sufficiently to cover any such increases in real estate taxes.

Short-term leases may expose us to the effects of declining market rent.

Multifamily properties typically have short-term leases for a term of one year or less. There is no assurance that we will be able to renew these leases as they expire or attract replacement tenants on comparable terms, if at all.

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

We have obtained, and expect to continue to obtain, mortgage financing in connection with the acquisition and development of our properties. We may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

Although our articles of incorporation impose limits on our total indebtedness, there is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. Further, we may exceed the limits set forth in our articles if approved by a majority of our independent directors.

In addition to the limitations in our articles of incorporation, our board of directors has adopted a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have ceased raising capital under our offerings and invested substantially all of our capital. As a result, we may borrow more than 75% of the initial acquisition and development budget of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable. Principal and interest payments reduce cash that would otherwise be available for other purposes. Further, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of non-recourse debt is generally treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties. In this case, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Instability in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions.

We may not be able to continue to obtain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have, in the past five years, experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets may result in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

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

The Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”) are government sponsored enterprises that have historically been major sources of financing for the multifamily sector. Although Fannie Mae and Freddie Mac remain active multifamily lenders, there is significant uncertainty about their futures. Should Fannie Mae and/or Freddie Mac have their precepts changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new federal regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us because many private alternative sources of funding have been reduced or are unavailable. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) make it more difficult for us to secure new takeout financing for current multifamily development projects; (ii) hinder our ability to refinance completed multifamily assets; (iii) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (iv) require us to obtain other sources of debt capital with potentially different terms.

Rising interest rates negatively affect our ability to acquire properties, pay existing debt obligations and refinance our properties.

We may be unable to refinance or sell properties collateralized by debt that is maturing on acceptable terms and conditions, if at all. This risk may be greater in the case of interest-only loans or balloon payment loans where no or little payments on the principal amount of the loan have been made. If interest rates are higher at the time we intend to refinance, we may not be able to refinance the properties at reasonable rates and our net income could be reduced. In addition, we have incurred and may continue to incur indebtedness that bears interest at a variable rate. Increases in interest rates on variable rate loans would increase our interest costs, which could have an adverse effect on our operating cash flow. An increase in interest rates, either on refinancing of properties or on variable rate loans, could increase the amount of our debt payments and reduce cash flow. In addition, if rising interest rates cause us to need additional capital to repay indebtedness, we may need to borrow more money or to liquidate one or more of our investments at inopportune times that may not permit realization of the maximum return on such investments.

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

To hedge against interest rate fluctuations, we may use derivative financial instruments. Using derivative financial instruments may be costly and ineffective.

We have and may continue to engage in hedging transactions to manage the risk of changes in interest rates with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, by us. We may use derivative financial instruments for this purpose, collateralized by our assets and investments. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we have additional REIT tax compliance requirements and we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively.

Federal Income Tax Risks

Failure to qualify as a REIT would adversely affect our operations and our ability to pay distributions to you.

We elected to be treated as a REIT in connection with the filing of our federal tax return for the taxable year ended December 31, 2010. We believe that, commencing with such year, we have been organized, have operated, and are continuing to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. However, our qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, and through actual operating results, requirements regarding the type of assets we own, and other tests imposed by the Code. Qualification as a REIT is governed by highly technical and complex provisions for which there are only limited judicial or administrative interpretations. Accordingly, there is no assurance we have operated or will continue to operate in a manner so as to qualify or remain qualified as a REIT.

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

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to mitigate the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”) or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors. In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax, thereby reducing the amount of cash available for investment by us or distribution to stockholders. If a property is acquired or subsequently transferred to a TRS, the taxable income, including gain, will be subject to federal corporate tax and potentially state and local income taxes. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction.

As a REIT, the value of our investment in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than investments relating to real property or mortgages on real property and from certain other specified sources. Distributions paid to us from a TRS are considered to be non-qualifying income for purposes of satisfying the 75% gross income test required for REIT qualification. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

If our operating partnership fails to maintain its status as a partnership or disregarded entity, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.

We intend to maintain the status of our operating partnership as either a disregarded entity or an entity taxable as a partnership for federal income tax purposes. However, if the Internal Revenue Service were to successfully challenge the status of the operating partnership as a disregarded entity or an entity taxable as a partnership, our operating partnership would be taxable as a corporation. In such event, this would reduce the amount of distributions the operating partnership could make to us. This could also result in our losing REIT status, and becoming subject to a corporate level tax on our income. This would substantially reduce the cash available to us to pay distributions and the return on your investment. In addition, if any of the partnerships or limited liability companies through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership or disregarded entity for federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

Even if we remain qualified as a REIT, we may be subject to certain applicable federal, foreign and state and local taxes on our income and property that could reduce operating cash flow, including but not limited to: (i) tax on any undistributed real estate investment trust taxable income; (ii) “alternative minimum tax” on our items of tax preference; (iii) certain state income and franchise taxes (because not all states treat REITs the same as they are treated for federal income tax purposes); (iv) a tax equal to 100% of net gain from “prohibited transactions;” (v) tax on gains from the sale of certain “foreclosure property;” (vi) tax on gains of sale of certain “built-in gain” properties; (vii) tax on capital gains retained; and (viii) certain taxes and penalties if we fail to comply with one or more REIT qualification requirements, but nevertheless qualify to maintain our status as a REIT.

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

As of December 31, 2013, we owned interests in eleven Class A multifamily properties, three of which were operational and eight of which were under development, including two of which were partially operational. As of December 31, 2013, we also owned a multi-tenant, three-building office complex that was held for sale. Our properties are subject to encumbrances, as described in “Schedule III – Real Estate and Accumulated Depreciation” of Item 15. “Exhibits and Financial Statement Schedules” and Note 7, “Indebtedness” of Item 8. “Financial Statements and Supplementary Data” of this Annual Report. The following table presents information on our properties owned as of December 31, 2013:

Property Name and Location	Date Acquired	Operator/ Developer	Ownership Interest	Number of Units Upon Completion or Square Footage	Number of Units or Square Footage Completed as of December 31, 2013	Capitalized Cost or Development Budget (in millions) (1)	Estimated Completion Date (2)	Percent Leased December 31, 2013 (2)

Class A Multifamily:

Operating:
Long Point Mount Pleasant Charleston, SC	05/20/11	Woodfield Investments, LLC (3)	95%	258 units	258 units	$29.4	Completed 11/2012	98%

Whitehall Charlotte, NC	02/24/12	Woodfield Investments, LLC (3)	95%	298 units	298 units	$29.5	Completed 5/2013	97%

Crescent Crosstown Tampa, FL	03/27/12	Crescent Communities, LLC (3)	60%	344 units	344 units	$36.2	Completed 9/2013	56%

Under Development:
Crescent Alexander Village Charlotte, NC	11/27/12	Crescent Communities, LLC (3)	60%	320 units	N/A	$33.6	3rd quarter 2014	N/A

Aura Castle Hills Lewisville, TX	11/30/12	Hunt Realty Investments and Trinsic Residential Group, L.P. (3)	54%	316 units	127 units	$34.9	2nd quarter 2014	27%

Aura Grand Katy, TX	12/20/12	Trinsic Residential Group, L.P. (3)	90%	291 units	102 units	$31.8	2nd quarter 2014	23%

REALM Patterson Place Durham, NC	06/27/13	The Bainbridge Companies, LLC (3)	90%	322 units	N/A	$40.1	1st quarter 2015	N/A

Crescent Cool Springs Nashville, TN	06/28/13	Crescent Communities, LLC (3)	60%	252 units	N/A	$40.3	1st quarter 2015	N/A

Remington Fairfield Cypress, TX	09/24/13	Allen Harrison Development, LLC (3)	80%	294 units	N/A	$32.8	1st quarter 2015	N/A

City Walk Roswell, GA	11/15/13	LMI City Walk Investor, LLC (3)	75%	320 units	N/A	$46.4	2nd quarter 2015	N/A

Premier at Spring Town Center Spring, TX	12/20/13	MCRT Spring Town LLC (3)	95%	396 units	N/A	$45.8	1st quarter 2016	N/A

Office:

Real Estate Held for Sale
Gwinnett Center Duluth, GA (4)	10/17/11	N/A	100%	263,742 square feet	263,742 square feet	$14.8	N/A	50%

FOOTNOTES:

(1)	For the multifamily properties that are operating, the amount presented in the table represents total capitalized costs for GAAP purposes, before depreciation and amortization, for the acquisition, development and construction of the property as of December 31, 2013. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period. For multifamily properties that are under development, the amount presented in the table represents the total development budget, including the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property and excluding investment services fees payable to our Advisor in connection with the acquisition of the property. For the Gwinnett Center, the amount presented represents capitalized costs for GAAP purposes, including capital improvements and lease intangibles, but excludes investment services fees and asset management fees expensed for GAAP purposes.
(2)	For each property under development, certificates of occupancy will be obtained in phases which will allow us to begin leasing activities and commence operations for completed units prior to the estimated completion date of the entire project.
(3)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is our joint venture partner, (ii) serves, or in the case of the completed development properties, served, as developer of the project and (iii) provides any lender required guarantees on the loan. Generally, we fund development and the applicable joint venture makes distributions of operating cash flow on a pro rata basis using each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionally higher share of any remaining proceeds at varying levels based on our having received certain minimum threshold returns.
(4)	In 2011, we acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and our increased focus on multifamily development, we decided to pursue a potential sale of the Gwinnett Center. In January 2014, we entered into a purchase and sale agreement for the sale of Gwinnett Center to an unrelated third party at a price of $15.8 million. The sale of the Gwinnett Center is subject to numerous customary conditions, and we anticipate that the sale of the Gwinnett Center will be consummated in 2014. See “Sources of Liquidity and Capital Resources – Real Estate Assets Held for Sale.”

We had a total of 1,129 completed apartment units as of December 31, 2013, and expect to have more than 4,200 units at 14 communities in seven states once construction is completed on our remaining properties under development, including three development properties acquired during the period January 1, 2014 through March 12, 2014. Our multifamily properties that are operational are all new, and feature the latest trends in design, construction and amenities. They are typically three and four story buildings in a landscaped setting. Our multifamily properties are typically appointed with swimming pools, a clubhouse, fitness facilities and other amenities reflective of the trend toward upscale multifamily living. The three operating properties in which we owned interests and operated at December 31, 2013 averaged 1,006 square feet of living area per apartment unit and average monthly rental revenue per apartment unit of $1,230 as of December 31, 2013. Resident lease terms generally range from 6 to 18 months.

Geographic Concentration of Our Real Estate Portfolio

As of December 31, 2013, all our properties were located in the southeastern and sunbelt regions of the U.S., including four properties in Texas and three in North Carolina.

Item 3.	LEGAL PROCEEDINGS

For discussion regarding legal proceedings, see Note 11, “Commitments and Contingencies,” in the accompanying financial statements in Item 8. “Financial Statements and Supplementary Data”.

Item 4.	MINE SAFETY DISCLOSURE

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

As of December 31, 2013, the public offering price per share of our common stock was $10.84. We determined the price per share based on the estimated net asset value per share as of June 30, 2013, as determined by our board of directors, plus selling commissions and marketing support fees, as contemplated in our Follow-On Offering, as described below. As further described below, on January 14, 2014, our board of directors unanimously approved $9.90 as our estimated net asset value per share of our common stock as of December 31, 2013, and increased the price for the purchase of shares of our common stock in our Follow-On Offering from $10.84 per share to $11.00 per share effective January 16, 2014.

In order to assist Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that have participated in our offerings, we disclose in each annual report distributed to stockholders a per share estimated value of our common shares, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, the estimated value of our shares was deemed to be $9.90 per share as of December 31, 2013. The basis for this valuation is described below.

Determination of Estimated Net Asset Value per Share as of December 31, 2013 and Offering Price

Background –The June 30, 2013 Valuation

In May 2013, in order to establish an offering price per share for the purchase of shares of our common stock in our Follow-On Offering, we engaged CBRE Capital Advisors, Inc., an independent investment banking firm to conduct property level and aggregate valuation analyses and to provide a report containing, among other things, a range for the net asset value per share of our common stock as of June 30, 2013. On July 12, 2013, on the basis of the valuation report provided by CBRE Cap (the “June 2013 Valuation Report”), which indicated a reasonable range of $9.42 to $10.15 for our net asset value per share as of June 30, 2013, based on a share count of 10.5 million issued and outstanding shares of common stock, excluding any deductions for subordinated incentive fees payable to our Advisor based on a hypothetical liquidation of us, our board of directors unanimously approved $9.76 as the estimated net asset value per share of our common stock as of June 30, 2013 (the “June 2013 NAV”), and an offering price of $10.84 per share for the Follow-On Offering (the “Offering Price”). In determining $9.76 as the estimated net asset value per share, our board considered our estimated amount of subordinated incentive fees in a hypothetical liquidation of us at the low and high ends of the above range of between $0.00 and $0.07 per share, respectively. The determination of the Offering Price by our board was based on our estimated net asset value per share, plus selling commissions and marketing support fees. The Follow-On Offering commenced on August 19, 2013, and will terminate on April 11, 2014.

The December 2013 Valuation and New Offering Price

In December 2013, the valuation committee of our board of directors comprised of our independent directors (the “Valuation Committee”) and our board of directors considered the merits of establishing an estimated net asset value per share of our common stock as of December 31, 2013 (“December 2013 NAV”), and concluded that an updated valuation as of December 31, 2013 would be in our best interests and the best interests of our stockholders going forward by establishing a regular, annual year-end schedule for determination of the net asset value of our common shares as recommended by the IPA Valuation Guidelines. In addition, the Valuation Committee and our board believe that the establishment of a year-end share valuation may be useful for purposes of (i) providing existing investors and brokers an indication of the estimated value of our shares based on our acquisitions and current portfolio of properties as of such date; and (ii) furnishing potential new investors and broker-dealers with updated information regarding our performance and assets, and thereby facilitating a better understanding of us.

In view of CBRE Cap’s familiarity with our business model and portfolio of assets, the Valuation Committee and our board deemed it to be in our best interests and the best interests of our stockholders to engage CBRE Cap to conduct property level and aggregate valuation analyses of us as of December 31, 2013 and to provide a valuation report containing, among other things, a range for our December 2013 NAV. Based on the results of its analyses, and on information provided to CBRE Cap from the Advisor, CBRE Cap prepared and provided to the Valuation Committee a report dated January 11, 2014 containing, among other information, a range of values for our common stock as of December 31, 2013 (the “December 2013 Valuation Report”).

On January 14, 2014, upon its receipt and review of the December 2013 Valuation Report, the Valuation Committee met and concluded that CBRE Cap’s proposed range for our December 2013 NAV was reasonable, and recommended to our board of directors that it adopt $9.90 as our estimated December 2013 NAV, which value fell within the range determined by CBRE Cap in the December 2013 Valuation Report. At a special meeting of our board of directors held on January 14, 2014, on the basis of the December 2013 Valuation Report and the recommendation of the Valuation Committee, our board unanimously approved $9.90 as our estimated December 2013 NAV, and increased the Offering Price for the purchase of shares of our common stock in the Offering from $10.84 per share to $11.00 per share (the “New Offering Price”). The New Offering Price was based on the board’s December 2013 NAV, plus selling commissions and marketing support fees, as contemplated in the Offering.

CBRE Cap is not responsible for the determination of the June 2013 NAV or the December 2013 NAV; and CBRE Cap did not participate in the determination of the Offering Price or the New Offering Price.

Valuation Methodologies

In preparation of the December 2013 Valuation Report, CBRE Cap held discussions with our Advisor and senior management and conducted or commissioned such other appraisals, investigations, research, review and analyses as CBRE Cap deemed necessary. In preparing the December 2013 Valuation Report, CBRE Cap, among other things:

•	reviewed financial and operating information requested from or provided by our Advisor and senior management;

•	reviewed and discussed with our senior management and Advisor the historical and anticipated future financial performance of our properties, including forecasts prepared by our senior management, Advisor, and joint venture partners;

•	commissioned proprietary individual restricted-use appraisals (“MAI Appraisals”) and performed analyses and studies for each property;

•	conducted or reviewed CBRE proprietary research, including market and sector capitalization rate surveys;

•	reviewed third-party research, including Wall Street equity reports and online data providers;

•	compared financial information of ours to similar information of companies that CBRE Cap deemed to be comparable; and

•	reviewed our reports filed with the Commission, including (i) our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) and the Current Report on Form 8-K dated August 8, 2013 which updated certain items in the 2012 10-K to reflect Gwinnett Center as discontinued operations including the audited financial statements contained therein, (ii) our Quarterly Report on Form 10-Q for the period ended September 30, 2013, and the unaudited financial statements contained therein, and (iii) our other Current Reports on Form 8-K filed with the Commission between October 1, 2013 and January 3, 2014.

MAI Appraisals of all of our properties were performed in accordance with Uniform Standards of Professional Appraisal Practice (“USPAP”). The MAI Appraisals were commissioned by CBRE Cap from CBRE Appraisal Group, a CBRE affiliate that conducts appraisals and valuations of real properties. Each of the MAI Appraisals was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute (“MAI”) designations. Discreet values were assigned to each property in our portfolio.

As of December 31, 2013, we owned interests in twelve real estate properties, consisting of eleven multifamily properties through joint venture arrangements that were either recently developed or under development, and one office building complex held for sale. As a result, our real estate properties were categorized into three classifications: operating assets, development projects and assets held for sale. Our board of directors considered the following valuation methodologies with respect to each asset class, which were applied by CBRE Cap and summarized in the December 2013 Valuation Report:

Operating Assets. Discounted cash flow analyses were created for our recently developed, fully operational multifamily properties utilizing an assumed holding period of four years from the date of acquisition. Future operating cash flows for the operating properties were estimated utilizing historical cash flows from realized rents, with assumptions regarding stabilization for properties not yet stabilized.

Development Projects. Discounted cash flow analyses were also calculated for each of our multifamily development projects assuming a holding period of four years from the date of acquisition. Future free cash flow generated by each development project was estimated utilizing the development budgets and cash flow projections for each development project, which were prepared by the respective projects’ joint venture development partners in conjunction with our Advisor and senior management.

Estimated future cash flows of the operating properties and the development projects were adjusted for the properties’ respective joint venture arrangements (after debt service and the repayment of debt) in order to reflect our economic interest in each asset. In addition, the estimated future cash flows assume a hypothetical sale of the properties and liquidation of the joint ventures in accordance with the governing agreements at the end of the holding periods described. For purposes of these calculations, CBRE Cap did not deduct disposition costs and fees and debt prepayment penalties, if any, for purposes of determining the estimated value of our interests, as recommended by the IPA Valuation Guidelines.

Assets Held For Sale. CBRE Cap arrived at an estimated value of $15.8 million for Gwinnett Center, our asset held for sale, based on a recent third party letter of intent received by us. CBRE Cap utilized the purchase price of $15.8 million within the letter of intent and deducted current debt on the property of approximately $8 million, to derive an equity value of $7.8 million for the Gwinnett Center. For further information regarding the sale of the Gwinnett Center, see Note 14, “Subsequent Events” in the accompanying financial statements in Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

Valuation Summary; Material Assumptions

The valuation process used by us to determine an estimated net asset value per share was designed to follow recommendations in the IPA Valuation Guidelines.

In reaching estimated valuation ranges for our portfolio, CBRE Cap created a valuation range for each operating asset and each development project by varying the discount rate utilized and the terminal capitalization rate for each. CBRE Cap set the range at 50 basis points on the discount rate, and 25 basis points on the terminal capitalization rate of each asset, which represents an approximate 5% sensitivity on the discount rate and terminal capitalization rate ranges. A 5% decrease in the discount rate has a positive $0.12 impact on the net asset value per share; and a 5% increase in the discount rate has a negative $0.13 impact on the net asset value per share.

As the basis for the discount rates applied, CBRE Cap estimated our cost of equity using the capital asset pricing model (“CAPM”). A terminal capitalization rate, derived from the MAI Appraisals prepared for each of the operating assets and development projects and checked for reasonableness by CBRE Cap, was utilized to calculate terminal value at stabilization in the final year of the analysis. Terminal capitalization rates varied by asset based on the specific geographic location and other relevant factors.

The following table summarizes the key assumptions that were employed by CBRE Cap in the discounted cash flow models to estimate the value of our operating assets and development properties:

TABLE OF MAJOR INPUTS

Assumptions	Amount (1)

Discount rate	11.50%

Terminal capitalization rate	6.32%

Holding period(2)	4 years

(1)	Represents the weighted average rate utilized in determining mid-point values.
(2)	A holding period of four years from the date of the acquisition of the property was assumed for valuation purposes.

In its December 2013 Valuation Report, CBRE Cap included an estimate of the December 31, 2013 value of our assets other than real estate and our liabilities other than mortgage debt, including cash and select other assets, net of accounts payable, and other accrued expenses and other liabilities. Such values were estimated by our Advisor and senior management using the most recently available internal balance sheet, adjusted for an estimate of activity through December 31, 2013.

The December 2013 Valuation Report contained analyses of indicative values, including a range for our net asset value per share of $9.65 to $10.18 as of December 31, 2013, excluding any deductions for subordinated incentive fees payable to our Advisor in a hypothetical liquidation. Taking into consideration the reasonableness of the valuation methodologies, assumptions and conclusions contained in the December 2013 Valuation Report, our board of directors determined our net asset value to be approximately $152.4 million, after subordinated incentive fees payable to our Advisor in a hypothetical liquidation, or $9.90 per share, based on a share count of approximately 15.4 million shares issued and outstanding as of December 31, 2013, such values falling within the range of values contained in the December 2013 Valuation Report. In determining $9.90 as the estimated net asset value per share, our board considered the estimated amount of subordinated incentive fees in a hypothetical liquidation of us at the low and high ends of this range of between $0.00 and $0.03 per share, respectively.

As with any valuation methodology, the methodologies considered by the Valuation Committee and the board in reaching an estimate of the value of our shares were based upon all of the foregoing estimates, assumptions, judgments and opinions that may, or may not, prove to be correct. The use of different estimates, assumptions, judgments or opinions may have resulted in significantly different estimates of the value of our shares.

The following table summarizes the material components of the net asset value and net asset value per share estimates as of December 31, 2013.

Table of Value Estimates for Components of Net Asset Value

(As of December 31, 2013)

(Approx. $ in 000’s, except per share figures)

	Value	Per Share
Present value of equity in operating assets, development projects, and assets held for sale	$121,241	$7.88
Cash and cash equivalents	34,118	2.22
Other assets	1,953	0.12
Accounts payable and other accrued expenses	(3,239)	(0.21)
Other liabilities	(1,427)	(0.09)

Net asset value before incentive fees	$152,645	$9.92

Subordinated incentive fees payable to the advisor(1)	(261)	(0.02)

December 2013 NAV	$152,384	$9.90

(1)	Assumes a hypothetical liquidation event at this valuation date and for this valuation amount.

The December 2013 NAV represents a 1.4% increase as compared to the June 2013 NAV. The aggregate estimated value of our operating assets, development projects and assets held for sale exceeds our aggregate amount of equity invested in such assets as of December 31, 2013.

Additional Information Regarding the Valuation, Limitations of Estimated Share Value, and the Engagement of CBRE Cap

Throughout the valuation process, the Valuation Committee, our Advisor, senior members of management and CBRE Cap reviewed, confirmed and approved the processes and methodologies and their consistency with real estate industry standards and best practices.

The December 2013 Valuation Report was based upon market, economic, financial and other information, circumstances and conditions existing prior to December 31, 2013, and any material change in such information, circumstances and/or conditions may have a material effect on our estimated net asset value per share. CBRE Cap’s valuation materials were addressed solely to us to assist our board in establishing an estimated value of our common stock. CBRE Cap’s valuation materials were not addressed to the public and should not be relied upon by any other person to establish an estimated value of our common stock. The December 2013 Valuation Report does not constitute a recommendation by CBRE Cap to purchase or sell any shares of our common stock.

In connection with its review, while CBRE Cap reviewed for reasonableness the information supplied or otherwise made available to it by us or our Advisor, CBRE Cap assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to it by any other party, and did not undertake any duty or responsibility to verify independently any of such information. With respect to financial forecasts and other information and data provided to or otherwise reviewed by or discussed with CBRE Cap, CBRE Cap assumed that such forecasts and other information and data were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, and relied upon us to advise CBRE Cap promptly if any information previously provided became inaccurate or was required to be updated during the period of its review. In preparing its valuation materials, CBRE Cap did not, and it was not requested to, solicit third party indications of interest for our company in connection with possible purchases of our securities or the acquisition of all or any part of our company.

In performing its analyses, CBRE Cap made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our operating properties and those in development and other matters, many of which are necessarily subject to change and beyond the control of CBRE Cap and us.

The analyses performed by CBRE Cap are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the December 2013 Valuation Report. The analyses do not purport to be appraisals or to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, the financial condition of us and the state of the real estate industry more generally. Accordingly, with respect to the estimated net asset value per share of our common stock, neither we nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated net asset value per share upon liquidation of our assets and settlement of our liabilities or a sale of our company;

•	our shares would trade at a price equal to or greater than the estimated net asset value per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our net asset value per share would be acceptable to FINRA or under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) for compliance with its reporting requirements.

The estimated December 2013 NAV was determined by our board of directors at a special meeting held on January 14, 2014. The value of our shares will fluctuate over time as a result of, among other things, developments related to individual assets and responses to the real estate and capital markets. We currently expect to update and announce our estimated net asset value per share at least annually.

CBRE Group, Inc. (“CBRE”) is a Fortune 500 and S&P 500 company headquartered in Los Angeles, California and one of the world’s largest commercial real estate services and investment firms. CBRE Cap, a FINRA registered broker-dealer and a subsidiary of CBRE, is an investment banking firm that specializes in providing real estate financial services. CBRE Cap and affiliates possess substantial experience in the valuation of assets similar to those owned by us and regularly undertake the valuation of securities in connection with public offerings, private placements, business combinations and similar transactions. For the preparation of the December 2013 Valuation Report, we paid CBRE Cap a customary fee for services of this nature, no part of which was contingent relating to the provision of services or specific findings. Other than the June 2013 Valuation Report and the December 2013 Valuation Report, we have not engaged CBRE Cap for any other services during the past two years, however, we engaged an affiliate of CBRE to assist us with the sale of the Gwinnett Center. In addition, during the past two years, certain of our affiliates engaged affiliates of CBRE primarily for various real estate-related services, and we anticipate that affiliates of CBRE will continue to provide similar real estate-related services in the future. In addition, certain affiliates of our Advisor have engaged or expect to engage CBRE Cap to serve as their third party valuation advisor, and we may in our discretion engage CBRE Cap to assist our board in future determinations of our estimated net asset value. We are not affiliated with CBRE, CBRE Cap or any of their affiliates. While we and affiliates of our Advisor have engaged and may engage CBRE Cap or its affiliates in the future for valuations and commercial real estate-related services of various kinds, we believe that there are no material conflicts of interest with respect to our engagement of CBRE Cap.

As of December 31, 2013, we had raised a total of approximately $143.0 million (14.0 million shares) from our Initial Offering and our Follow-On Offering. In addition, during the period January 1, 2014 through March 12, 2014, we received additional subscription proceeds of approximately $27.0 million from our Follow-On Offering.

As of March 12, 2014, we had 5,524 common stockholders of record.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the past three years.

Secondary Sales of Registered Shares between Investors

For the year ended December 31, 2013, we are aware of transfers of 1,266 shares by investors. The shares were transferred at a sales price of $7.20 per share during the third quarter of 2013. We are not aware of any transfers of shares by investors for the year ended December 31, 2012 and we are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us.

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

The following table presents total stock distributions declared and issued and FFO for each quarter in the years ended December 31, 2013, 2012 and 2011:

Periods	Share Distribution Declared per Share Held	Stock Distributions Declared (Shares) (1) (2)	Stock Distributions Declared (3)	FFO Attributable to Common Stockholders (4)
2013 Quarter
First	0.006666667 per month	157,859	$1,578,590	$48,528
Second	0.006666667 per month	200,810	2,008,100	(90,408)
Third	0.006666667 per month	209,716	2,046,828	(23,812)
Fourth	0.006666667 per month	248,567	2,426,014	(133,165)

Total		816,952	$8,059,532	$(198,857)

2012 Quarter
First	0.000219178 per day	93,403	$934,030	$(405,626)
Second	0.000219178 per day	112,444	1,124,440	(610,871)
Third	0.000219178 per day	128,554	1,285,540	(240,462)
Fourth	0.006666667 per month	138,061	1,380,610	128,598

Total		472,462	$4,724,620	$(1,128,361)

2011 Quarter
First	0.000219178 per day	32,758	$327,580	$(278,593)
Second	0.000219178 per day	49,658	496,580	(309,574)
Third	0.000219178 per day	64,870	648,700	(442,097)
Fourth	0.000219178 per day	76,606	766,060	(686,439)

Total		223,892	$2,238,920	$(1,716,703)

FOOTNOTES:

(1)	Represents amount of shares declared and distributed, including shares issued subsequent to the applicable quarter end.
(2)	The distribution of new common shares is non-taxable to the recipients when issued. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.
(3)	The amount of stock distributions declared presented in the table above includes periods prior to our determination of an estimated net asset value per share. Therefore, for purposes of this table, we have calculated the dollar amount of stock distributions declared using (i) our Initial Offering price of $10 per share for shares issued during periods prior to July 1, 2013 since we did not determine an estimated net asset value during such time and (ii) our June 2013 NAV of $9.76 per share for shares issued during the period July 1, 2013 through December 31, 2013. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Determination of Estimated Net Asset Value per Share as of December 31, 2013 and Offering Price. Background –The June 30, 2013 Valuation” for information on our determination of our June 2013 NAV.
(4)	See reconciliation of funds from operations in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations.”

We currently intend to continue to declare stock distributions to our stockholders although our board of directors reserves the right to change the per share distribution amount or otherwise amend or terminate our distribution policy. Whether it is in the form of a cash or a stock distributions, the amount of each distribution will be generally based on factors such as expected and actual net cash flow from operations, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors including an objective of maintaining predictable distributions.

Many of the factors that can affect the availability and timing of distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to declare future distributions. There can be no assurance that future operations will support distributions at the rate that such distributions are declared in any particular distribution period. See Item 1. “Business – Distribution Policy,” Item 1A. “Risk Factors – Company Related Risks. The interest of later investors in our common stock will be diluted as a result of our stock distribution policy” and Item 1A. “Risk Factors – There can be no assurance that we will be able to achieve expected results or cash flows necessary to initiate or maintain cash distributions at any particular level, or that distributions will increase over time.”

Use of Proceeds from Registered Securities

On October 9, 2009, our Registration Statement (File 333-156479), covering our Initial Offering of up to $1.5 billion (150 million shares) of common stock, was declared effective by the SEC. The Initial Offering commenced on October 20, 2009 and closed on April 7, 2013. The information below includes information regarding the use of our proceeds from our Initial Offering and, therefore, does not include information on proceeds received and used in connection with our Follow-On Offering.

As of December 31, 2013, we have used proceeds from our Initial Offering to fund offering expenses and costs to acquire and develop properties. In addition, we paid a portion of our operating expenses from the net proceeds from our Initial Offering due to having insufficient initial operating cash flow from our properties because of the nature of our assets. The following table presents our use of proceeds from our Initial Offering, as well as borrowings, as of December 31, 2013:

	Total	Payments to Affiliates(2)	Payments to Others
Shares registered	150,000,000

Aggregate price of offering amount registered	$1,500,000,000

Shares sold(1)	9,449,679

Aggregate offering price of amount sold	$94,208,153
Offering expenses(3)	(13,885,878)	$(9,161,040)	$(4,724,838)

Net offering proceeds to the issuer after deducting Offering expenses	80,322,275
Proceeds from borrowings, net of loan costs	135,130,002

Total net offering proceeds and borrowings	215,452,277
Purchases of and additions to real estate assets (4)	(184,113,996)	(618,468)	(183,495,528)
Payment of investment services fees and acquisition expenses	(5,509,267)	(5,509,267)
Payment of acquisition expenses that were expensed for GAAP purposes	(330,316)	(57,113)	(273,203)
Payment of lease costs	(443,996)		(443,996)
Payment of refinance debt	(21,244,077)		(21,244,077)
Payment of financing coordination fee	(285,000)	(285,000)
Redemptions of common stock	(932,610)		(932,610)
Payment of operating expenses (5)	(2,593,015)	(1,317,822)	(1,275,193)

Unused proceeds from our Initial Offering	$—

FOOTNOTES:

(1)	Represents shares sold through our Initial Offering. Excludes unregistered shares issued to our Advisor and shares sold through our Follow-On Offering.
(2)	For purposes of this table, “Payments to Affiliates” represents direct or indirect payments to directors, officers or general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities or the issuer; and to affiliates of the issuer.
(3)	Offering expenses paid to affiliates include selling commissions and marketing support fees paid to the managing dealer of our Initial Offering (a significant portion of which was paid to unaffiliated participating brokers by the managing dealer). Reimbursements to our Advisor of expenses of the Initial Offering that it has incurred on our behalf from unrelated parties such as legal fees, printing costs, and registration fees are included in Payments to Others for purposes of this table. This table does not include amounts incurred by the Advisor in excess of the 15% limitation on total offering expenses (including selling commissions and marketing support fees) as described in “Related Party Arrangements” in the accompanying consolidated financial statements.

(4)	Includes asset management fees of $0.6 million paid to our Advisor, as well as, acquisition expenses of $2.5 million paid to others, in connection with our development properties that were capitalized for financial reporting purposes in accordance with GAAP. This amount excludes amounts funded with capital contributions from noncontrolling entities.
(5)	Due to the fact we are in our acquisition phase, in addition to the growth-oriented nature of our assets, we have used proceeds from our Initial Offering, as well as borrowings, to fund a portion of operating expenses, including pre-opening expenses of our development properties. The amount of operating expenses paid to affiliates includes board fees to our independent directors, asset management fees on operating properties, property management fees and reimbursement of personnel costs of the Advisor for amounts incurred on our behalf. Operating expenses to unrelated third parties initially paid by the Advisor and reimbursed by us are included in the Payment to Others column for purposes of this presentation. This amount also includes amounts used to fund certain restricted cash amounts as of December 31, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We have adopted a share redemption plan that allows a stockholder who holds shares for at least one year to request that we redeem between 25% and 100% of its shares. If we have sufficient funds available to do so and if we choose, in our sole discretion, to redeem shares, the aggregate number of shares we may redeem in any calendar year and the price at which they are redeemed are subject to conditions and limitations, including:

•	if we elect to redeem shares, some or all of the proceeds from the sale of shares, if any, under our distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, we may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes); and

•	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period.

Subject to certain restrictions discussed above, we may redeem shares, including fractional shares, from time to time, at an amount equal to our then current estimated net asset value per share, as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q and/or Current Report on Form 8-K filed with the Commission. The price for the repurchase of shares shall not exceed an amount (the “Redemption Cap”) equal to the lesser of (i) the then current public offering price for our shares (other than the price at which shares are sold under our distribution reinvestment plan) during the period of any on-going public offering; and (ii) the purchase price paid per share by the stockholder. For purposes of determining the Redemption Cap, shares issued as stock distributions prior to July 1, 2013 will be deemed to have a purchase price equal to $10.00 per share, and shares issued as stock distributions after June 30, 2013 will be deemed to have a purchase price equal to the estimated net asset value per share as last determined by our board of directors at the time the shares are recorded in our stock register by our transfer agent.

During the year ended December 31, 2013, we received and accepted redemption requests for 70,699 shares of common stock at an average redemption price of $9.73 per share for approximately $0.7 million. During the year ended December 31, 2012, we received and accepted redemption requests for 65,046 shares of common stock at an average redemption price of $9.41 per share for approximately $0.6 million. Redemptions were funded with offering proceeds. We did not receive any redemption requests for the year ended December 31, 2011. Shares redeemed are retired and not available for reissue.

Our board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in our best interest or the best interest of the stockholders. Due to the fact we have not paid cash distributions to date and, therefore, have not received any offering proceeds from the issuance of shares through our distribution reinvestment plan, our only source of funds for redemptions to date has been $100,000 per quarter set aside from our primary offerings. Unless our board of directors determines to issue cash distributions in the near term and to continue our distribution reinvestment plan after the expiration of our Follow-On Offering in April 2014, we anticipate having limited, if any, funds available to fund redemption requests.

Issuer Purchases of Equity Securities

The following table presents details regarding our repurchase of securities between October 1, 2013 and December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan
October 1, 2013 through October 31, 2013	—	—	—	432,960
November 1, 2013 through November 30, 2013	—	—	—	454,811
December 1, 2013 through December 31, 2013	37,623	$9.76	37,623	498,694	(1)

Total	37,623		37,623

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount the board has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use proceeds, if any, from our distribution reinvestment plan, and up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions. Unless our board of directors determines to issue cash distributions in the near term and to continue our distribution reinvestment plan after the expiration of our Follow-On Offering in April 2014, we anticipate having limited, if any, funds available to fund redemption requests.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Growth Properties, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2013	2012	2011	2010(¹)	2009
Operating Data:
Revenues	$7,979,299	$1,386,226	$—	$—	$—
Operating loss	(2,819,184)	(1,996,112)	(1,363,876)	(1,402,979)	—
Loss from continuing operations attributable to noncontrolling interests(4)	(616,013)	(12,535)	—	—	—
Loss from continuing operations attributable to common stockholders(4)	(3,244,092)	(1,982,648)	(1,363,561)	(1,402,979)	—
Loss from discontinued operations(4)	(38,127)	(1,141,304)	(645,690)	—	—
Net loss attributable to common stockholders(4)	(3,282,219)	(3,123,952)	(2,009,251)	(1,402,979)	—
Loss from continuing operations per share(4)	(0.29)	(0.27)	(0.30)	(0.54)	—
Loss from discontinued operations per share(4)	—	(0.15)	(0.14)	—	—
Net loss per share (basic and diluted)	(0.29)	(0.42)	(0.44)	(0.54)	—
Weighted average number of shares of common stock outstanding (basic and diluted)(2)	11,387,852	7,400,590	4,577,645	2,581,374	—
Net cash provided by (used in) operating activities	672,083	(869,890)	(1,267,166)	(836,067)	—
Net cash used in investing activities	(128,018,204)	(70,705,796)	(21,432,479)	—	—
Net cash provided by financing activities	148,177,428	68,539,209	30,562,967	10,805,908	—

	Year Ended December 31,
	2013	2012	2011	2010(¹)	2009
Other Data:
Funds from operations (“FFO”) attributable to common stockholders(3)	$(198,857)	$(1,128,361)	$(1,716,703)	$(1,402,979)	$—
FFO per share	(0.02)	(0.15)	(0.38)	(0.54)	—
Modified funds from operations (“MFFO”) attributable to common stockholders(3)	(153,051)	(1,227,866)	(1,249,750)	(1,394,462)	—
MFFO per share	(0.01)	(0.17)	(0.27)	(0.54)	—
Properties owned at the end of period(5)	12	7	2	—	—

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Real estate assets, net	$216,219,100	$84,741,921	$8,952,920	$—	$—
Real estate held for sale	13,640,148	13,225,739	13,817,701	—	—
Cash and cash equivalents	35,827,614	14,996,307	18,032,784	10,169,462	199,621
Total assets	272,492,393	114,890,689	41,325,304	10,192,459	364,500
Long-term debt obligations	117,360,210	44,479,650	7,178,984	—	—
Total liabilities	138,114,282	54,444,049	9,879,443	640,464	164,500
Noncontrolling interests	23,415,094	9,849,660	357,300	—	—
Total equity	134,378,111	60,446,640	31,445,861	9,551,995	200,000

FOOTNOTES:

(1)	Significant operations commenced on April 26, 2010 when we received the minimum offering proceeds and funds were released from escrow. The results of operations for the year ended December 31, 2010 include only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.
(2)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued from inception through March 2014, are treated as if they were outstanding as of the beginning of the periods presented.
(3)	FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, and the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for various items, as applicable, included in the determination of GAAP net income or loss including: acquisition fees and expenses; amounts relating to straight-line rent adjustments, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, and realized gains and losses from early extinguishment of debt.

(4)	The results of operations relating to the Gwinnett Center that was classified as held for sale are reported as discontinued operations for all applicable periods presented.
(5)	As of December 31, 2013, 2012 and 2011, eight, five and one, respectively, of the properties owned at the end of the year were under development and one property was reported as discontinued operations.

FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income or loss, or net income or loss from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operations as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs or our ability to make cash distributions to our stockholders. FFO and MFFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income or loss and its applicability in evaluating our operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2013, 2012 and 2011.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were organized as a Maryland corporation on December 12, 2008 and have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

Our Advisor and Property Manager

Our Advisor and Property Manager are each wholly owned by affiliates of our sponsor, an affiliate of CNL, a private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement. Substantially all of our acquisition, operating and administrative services, as well as certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services.

Our Common Stock Offerings

In order to raise capital for investment in growth-oriented properties, on October 20, 2009, we commenced our Initial Offering of up to $1.5 billion of shares of common stock (150 million shares of common stock of $10.00 per share). The Initial Offering closed on April 7, 2013, and through such date, we received aggregate proceeds of approximately $94.2 million since inception.

Due to the continued opportunities we saw to invest in the multifamily sector, on August 19, 2013, we commenced our Follow-On Offering of up to $200 million of shares of common stock to raise capital to invest in multifamily development properties. Our Follow-On Offering is currently ongoing and will terminate on April 11, 2014. As of March 12, 2014, we have received aggregate subscription proceeds of approximately $75.8 million from the sale of approximately 7.0 million shares of our common stock in our Follow-On Offering.

We expect to invest substantially all of our uninvested available cash and any additional offering proceeds received in additional multifamily development properties, as described below. We believe there are still attractive acquisition opportunities available; as we complete the investment of our offering proceeds, we expect to concentrate on completing the development of our properties, focusing on operations, and focusing on an exit strategy for our stockholders as described below. Although we currently have no plans to have an additional equity offering following the close of our Follow-On Offering in April 2014, our board of directors may determine to seek additional capital in the future.

Our Real Estate Portfolio

As of December 31, 2013, we owned interests in eleven Class A multifamily properties in the southeastern and sunbelt regions of the United States, three of which development phase was complete and the properties were operational. The remaining eight properties were under development with completion expected in phases by the first quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 1,129 completed apartment units as of December 31, 2013, and expect to have more than 4,200 units once construction is completed on our remaining properties under development, including three development properties acquired during the period January 1, 2014 through March 12, 2014 described below.

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2013, we had co-invested with seven separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have invested as of December 31, 2013 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

As of December 31, 2013, we also owned a multi-tenant, three-building office complex for which we have entered into a purchase and sale agreement for the sale of the property, which we expect to occur during the first half of 2014. This property has been treated as “held for sale” in our accompanying financial statements and, as a result, the operating results of such property are treated as discontinued operations in accordance with GAAP.

For a description of the individual properties included in our real estate portfolio, including the location, date acquired, operator/developer, completion date or estimated completion date of development, percentage leased and capitalized costs or development budget for each property, as of December 31, 2013, see Item 2. “Properties.”

In addition to our real estate portfolio described above, as of March 12, 2014, we had three additional properties, one in Altamonte Springs, Florida, a suburb of Orlando, one in San Antonio, Texas and one in Hanover, Maryland, a suburb of Baltimore, through joint venture arrangements. The joint ventures will develop, construct and operate a total of 805 additional Class A multifamily units with development budgets totaling approximately $128.7 million, which are expected to be funded with construction loans for up to approximately $91.6 million, and equity contributions totaling up to approximately $27.1 million and $10.0 million from us and our joint venture partners, respectively. The projects are expected to be completed in stages through the third quarter of 2016 and the terms of the joint ventures are similar to the terms of our other joint ventures as of December 31, 2013. In connection with the development projects in San Antonio, Texas and Hanover, Maryland, the joint ventures have not entered into construction loans. Generally, in the event that the joint ventures do not enter into and close on acceptable construction loans by specified dates as determined under the respective joint venture agreements, we will have the right, but not the obligation, to sell our entire interest in the respective joint venture to our joint venture partner for a purchase price equal to the amount of our total capital contributions to the joint venture. Additionally, in connection with the acquisition of these properties we incurred investment services fees of approximately $1.6 million due to our Advisor.

Exit Strategy

In accordance with our investment objectives, our board of directors will consider strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. Although our board of directors is not required to recommend any such exit event by any certain date, due to our Follow-On Offering closing in April 2014 and the estimated time needed to complete our acquisition phase and have our assets substantially stabilize, we anticipate that in 2014 our board of directors will begin considering strategic alternatives for an exit event. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue an exit event in the future and the board of directors has not established any pre-determined criteria. A liquidation of our Company, or all of our assets, would generally require the approval of our stockholders in accordance with our governing documents.

Liquidity and Capital Resources

General

As a REIT, we are required to distribute at least 90% of our taxable income. Therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary sources of capital have been proceeds from our Initial Offering, our Follow-On Offering and debt financing. Although we currently have no plans to have an additional equity offering, following the close of our Follow-On Offering in April 2014, our board of directors may determine to seek additional capital in the future.

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

To date, we have met and expect to continue to meet cash needs for acquisitions, acquisition-related expenses and offering costs from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. However, to date and until such time as we are fully invested and our investments have stabilized, we have and may continue to use proceeds from our offerings to pay a substantial portion of our operating expenses and debt service. Although we have not generated positive cash flows from our properties to date due to the fact that only three of our development properties were operational as of December 31, 2013, we expect to generate positive cash flows from operations as our remaining properties become operational in phases and stabilize.

In addition, due to our current investment focus of investing in multifamily development properties, we expect to have little, if any, cash flow from operations available to pay distributions in cash until construction of our development properties is completed and the operations of such properties stabilize. Any cash generated from operations may be used to repay debt and fund capital items; therefore, we do not anticipate generating distributable earnings in the near term. As such, our board of directors has determined to issue stock distributions, which allows us to preserve cash as our properties achieve stabilization. Our board of directors has authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing until terminated or amended by our board of directors. The shares issued pursuant to this policy will be issued on or before the last business day of the applicable calendar quarter. For the years ended December 31, 2013, 2012 and 2011, we declared 816,952 shares, 472,462 shares and 223,892 shares of common stock, respectively. In addition, we issued 325,340 shares of common stock in March 2014. Stock distributions are non-taxable to stockholders at the time of distribution. If we determine to pay cash distributions at a later date, such distributions, in whole or in part, may constitute ordinary income or a return of capital for federal tax purposes.

If, and when, our board of directors elects to pay cash distributions, we may pay some or all of such amounts from sources other than our operations, such as from cash flows generated from financing activities, a component of which may include the proceeds of our equity offerings and borrowings, whether collateralized by our assets or uncollateralized. In addition, our Advisor, its affiliates or other related parties may also advance cash to us or waive or defer asset management fees or other fees in order to increase cash available to pay distributions to stockholders or to pay expenses, but are not required to do so.

We have borrowed and expect to continue to borrow in connection with the acquisition and development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances, in excess of such levels if approved by a majority of our independent directors. As of December 31, 2013, we had an aggregate debt leverage ratio of approximately 43.1% of the aggregate book value of our consolidated assets; however, due to the fact that we generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

We, through subsidiaries of our operating partnership formed to make investments, generally have borrowed and expect to continue to borrow on a non-recourse basis, in amounts that we believe will maximize the return to our stockholders. The use of non-recourse financing allows us to improve returns to our stockholders and to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.

We intend to continue to strategically use leverage on our real properties and possibly other assets as a means of providing additional funds for the acquisition of properties and the diversification of our portfolio. In addition, we have and expect to continue to seek to refinance the construction loans on our development properties with longer term debt as our properties’ operations stabilize. However, our ability to continue to obtain indebtedness could be adversely affected by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.

Potential future sources of cash to meet our capital needs include proceeds from collateralized or uncollateralized financings, including refinancings of existing debt, from banks or other lenders and proceeds from the sale of properties, including Gwinnett Center, or other assets. If necessary, we may use financings or offering proceeds in the event of unforeseen significant capital expenditures or other corporate purposes.

Sources of Liquidity and Capital Resources

Common Stock Offering

To date, one of our main sources of capital has been proceeds of our public offerings. For the years ended December 31, 2013, 2012 and 2011, we received aggregate offering proceeds of approximately $75.4 million, $27.3 million and $27.7 million, respectively. During the period January 1, 2014 through March 12, 2014, we received additional subscriptions proceeds of approximately $27.0 million from our Follow-On Offering.

As of December 31, 2013, we had unused offering proceeds from our Follow-On Offering as cash on hand. We expect to use a portion of this to fund our remaining capital commitments to our joint ventures, which will be used to pay certain development costs of our joint ventures. In addition, we expect to use available uncommitted cash on hand as of December 31, 2013, as well as, additional net offering proceeds and debt financing to invest in additional multifamily development properties through joint venture arrangements with multifamily developers and/or operators. The number of shares sold through our Follow-On Offering is expected to be substantially less than the maximum offering amount. Therefore, we will have limited capital to acquire additional investments. Our Follow-On Offering ends on April 11, 2014 and we currently have no plans for an additional equity offering at this time. However, our board of directors may determine to seek additional capital in the future.

Borrowings

As described above, we have and expect to continue to obtain construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. During the years ended December 31, 2013, 2012 and 2011, our consolidated joint ventures entered into construction loans to be used to fund development costs of our multifamily properties with loan capacities totaling $142.6 million, $119.9 million and $32.6 million, respectively. Generally, our construction financing provides for a term of three years, extendable for up to an additional two years, and requires monthly interest only payments during the initial term at variable rates generally equal to 2% to 2.75% above LIBOR rates. If extended, the loans typically require monthly principal and interest payments thereafter based on a 30-year amortization, with the unpaid principal balance due at maturity; however, we expect to consider refinancing our construction debt prior to the initial maturity date as each development property stabilizes. An affiliate of each applicable co-venture partner has provided the lenders with any required completion and repayment guarantees. Although we typically have not entered into interest rate caps or other types of hedging instruments in connection with our debt to hedge interest rate risk, we have entered into interest rate caps for two of our loans, as described in the footnotes to our consolidated financial statements, and may determine to enter into additional hedging transactions in the future.

In May 2013, Long Point Joint Venture, our consolidated joint venture which developed the Long Point Property completed in November 2012, refinanced its original development and construction loan, which had an outstanding amount of $21.2 million, and entered into a new mortgage loan and security agreement for $28.5 million. We were able to increase the level of debt on the Long Point Property based on an appraised value that was above our original cost. The new loan bears interest at a rate of LIBOR plus 2.33%, requires monthly interest only payments until June 2014 and fixed payments of principal plus interest based on a 30-year amortization thereafter, matures on June 1, 2023 and is secured by the Long Point Property. Beginning with the second year of the loan term, but subject to certain eligibility criteria, Long Point Joint Venture will have the option to convert the loan from an adjustable rate to a fixed rate, and if applicable, to extend the maturity date. Long Point Joint Venture also entered into an interest rate cap with a $28.5 million notional principal amount and a LIBOR rate cap of 5.18%, as part of entering into the refinancing. The refinancing resulted in us receiving net proceeds of over $6.4 million, representing the return of the majority of our original capital contributions to the Long Point Joint Venture, which was used to invest in additional properties and other corporate purposes.

In connection with Patterson Place Joint Venture’s construction financing, our consolidated joint venture obtained a 1.25% LIBOR rate cap, secured from a counterparty designed to ensure that the interest expense will not exceed 3.25% during the term of the rate cap, which expires on July 1, 2015. During the year ended December 31, 2013, we paid a total of $0.1 million in premiums for interest rate caps related to this loan and the Long Point Joint Venture loan, described above.

During the years ended December 31, 2013, 2012 and 2011, we borrowed approximately $65.4 million, $36.6 million and $0.2 million, respectively, in connection with construction draws relating to our development properties and approximately $0.2 million, $0.7 million and $7.0 million, respectively, for the acquisition, tenant improvements and leasing costs related to our Gwinnett Center mortgage note payable. As of December 31, 2013 and 2012, we had an aggregate debt leverage ratio of approximately 43.1% and 38.7%, respectively. The loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of December 31, 2013, we were in compliance with all applicable debt covenants.

During the years ended December 31, 2013, 2012 and 2011, we paid loan costs totaling approximately $2.0 million, $1.2 million and $0.4 million, respectively, in connection with our indebtedness.

For additional information on our borrowings, see Note 7, “Indebtedness” in our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

Capital Contributions from Noncontrolling Interests

During the years ended December 31, 2013, 2012 and 2011, our co-venture partners made capital contributions aggregating to approximately $12.9 million, $9.3 million and $0.1 million, respectively. In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $2.1 million as of December 31, 2013. These amounts, as well as amounts previously funded, will be or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of December 31, 2013, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Real Estate Held for Sale

In 2011, we acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and our increased focus on multifamily development, we decided to pursue a potential sale of the Gwinnett Center. In January 2014, we entered into a purchase and sale agreement for the sale of Gwinnett Center to an unrelated third party at a price of $15.8 million, which is in excess of our book value for this property for GAAP purposes. The sale of the Gwinnett Center is subject to numerous customary conditions, and we anticipate that the sale of the Gwinnett Center will be consummated in the first half of 2014. We currently expect to reinvest any net sales proceeds received on the sale of Gwinnett Center in additional multifamily development properties.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

We acquired our first multifamily development property in 2011 and five additional properties in each of 2012 and 2013. In connection with our eleven development projects, we funded approximately $123.9 million, $69.8 million and $7.4 million in acquisition and development costs during 2013, 2012 and 2011, respectively. Pursuant to the development agreements for the eight properties under development as of December 31, 2013, we had commitments to fund approximately $197.9 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property, and to a lesser extent, from additional equity contributions from noncontrolling interests of $2.1 million and cash on hand.

During 2011, we funded also $14.0 million in connection with the acquisition of Gwinnett Center, which we have classified as held for sale in accordance with GAAP. In addition, we funded approximately $0.3 million in lease costs in both 2013 and 2012, and $0.4 million and $0.7 million in tenant and building improvements in 2013 and 2012, respectively, at the Gwinnett Center. With the anticipated sale of the Gwinnett Center in the first half of 2014, we do not expect to incur significant additional tenant improvement or leasing costs relating to this property.

We expect to continue acquiring multifamily development properties in 2014 to the extent we have uncommitted net proceeds from our Follow-On Offering and can obtain favorable debt financing. As of March 12, 2014, we had acquired three additional properties through joint venture arrangements, for the development, construction and operation of a total of 805 additional Class A multifamily units with a total development budget of approximately $128.7 million, which are expected to be funded with construction loans for up to approximately $91.6 million, and equity contributions totaling up to $27.1 million and $10.0 million from us and our joint venture partners, respectively. The projects are expected to be completed in stages through the third quarter of 2016 and the terms of the joint ventures are similar to the terms of our other joint ventures as of December 31, 2013.

Debt Service

We have $8.2 million of principal payments related to our mortgage and construction notes payable maturing in 2014, $8.0 million of which relates to our Gwinnett Center mortgage loan. We plan to repay the Gwinnett Center mortgage loan with proceeds from the sale of the Gwinnett Center, which is expected to be consummated in the first half of 2014. If the sale is not completed, we have the option to extend the loan for an additional two years, subject to meeting certain requirements and the payment of an extension fee of 0.50% of the loan amount then outstanding. If we exercise the two year extension, monthly principal payments of $17,050 plus monthly accrued interest will be due until the extended maturity date, at which time the loan will be due and payable in full. We expect to fund the remaining $0.2 million of principal payments using funds from operations.

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

During the years ended December 31, 2013, 2012 and 2011, we paid approximately $11.1 million, $4.1 million and $4.1 million, respectively, in stock issuance and offering costs. As of December 31, 2013, the Advisor had incurred on our behalf approximately $6.0 million of additional costs in connection with our offerings exceeding the 15% limitation on expenses. To the extent they are within the 15% limitation, some or all of these costs are expected to be recognized by us in future periods as we receive future offering proceeds.

Distributions to Noncontrolling Interests

During the years ended December 31, 2013 and 2012, our consolidated joint ventures paid distributions of approximately $0.5 million and $0.02 million, respectively, to our co-venture partners representing their pro rata share of positive operating cash flows in accordance with the terms of our joint venture agreements. Distributions to noncontrolling interests during 2013 were the result of operating cash flows available for distribution from our Long Point Property and Whitehall Property, which were operational during 2013 and included a special distribution of $0.3 million relating to proceeds received from the refinancing of the debt on our Long Point Property. Distributions during 2012 related to our Long Point Property, which became operational in November 2012. No distributions were made to our co-venture partners in 2011 because none of our multifamily properties were operational in 2011.

Net Cash Used in Operating Activities

Our net cash flows provided by operating activities was approximately $0.7 million for the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, we used approximately $0.9 million and $1.3 million, respectively, of net cash in operating activities. For the years ended December 31, 2012 and 2011, cash was primarily used to fund general and administrative expenses in excess of our net operating income from our property investments for the periods. Cash flows from operating activities improved during the years ended December 31, 2013 and 2012, primarily as a result of net operating income from (i) our Long Point Property, which became operational in phases during 2012 and became fully operational during the fourth quarter of 2012, (ii) our Whitehall Property, which became operational in phases beginning in the fourth quarter of 2012 and became fully operational during 2013 and (iii) our Crosstown Property, which became operational in phases during 2013. Due to the fact that the majority of our properties are under development and not yet stabilized, net operating income from our properties may not be sufficient to fund all of our operating expenses. Therefore, we may be required in future periods to fund a portion of our expenses from other sources, including offering proceeds.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Results of Operations

As of December 31, 2013, we owned interests in eleven Class A multifamily properties, three of which were operational and as to which development was complete and eight of which were under development, including two which were partially operational. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the years ended December 31, 2013, 2012 and 2011:

	Completed Apartment Units as of December 31,			% Leased as of December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Revenues:
Long Point Property(1)	258	258	—	98%	94%	—	$4,437,073	$1,380,766	$—
Whitehall Property(2)	298	75	—	97%	20%	—	2,365,094	5,460	—
Crescent Crosstown Property(3)	344	—	—	56%	—	—	1,042,813	—	—
Aura Castle Hills Property(4)	127	—	—	27%	—	—	88,997	—	—
Aura Grand Property(5)	102	—	—	23%	—	—	45,322	—	—

Total revenues							$7,979,299	$1,386,226	$—

Property operating expenses:
Long Point Property(1)							$1,859,415	$761,809	$—
Whitehall Property(2)							1,200,567	121,229	—
Crosstown Property(3)							792,313	3,535	—
Aura Castle Hills Property(4)							218,168	—	—
Aura Grand Property(5)							224,852	—	—
Crescent Alexander Village Property(6)							104,135	—	—
Crescent Cool Springs Property(7)							108,369	—	—
Other(8)							10,370	—	—

Total property operating expenses							$4,518,189	$886,573	$—

FOOTNOTE:

(1)	The Long Point Property became partially operational in the second quarter of 2012 and was completed in the fourth quarter of 2012.
(2)	The Whitehall Property became partially operational in the fourth quarter of 2012 and was completed in the second quarter of 2013.
(3)	The Crescent Crosstown Property became partially operational in the second quarter of 2013 and was completed in the third quarter of 2013.
(4)	The Aura Castle Hills Property became partially operational in the third quarter of 2013 and is expected to be completed in the second quarter of 2014.
(5)	The Aura Grand Property became partially operational in the fourth quarter of 2013 and is expected to be completed in the second quarter of 2014.
(6)	The Crescent Alexander Village Property is expected to be completed in the third quarter of 2014. Expenses incurred for the property for the year ended December 31, 2013 primarily relate to pre-leasing and marketing activities.
(7)	The Crescent Cool Springs Property is expected to be completed in the first quarter of 2015. Expenses incurred for the property for the year ended December 31, 2013 primarily relate to pre-leasing and marketing activities.
(8)	Expenses for other properties are primarily related to pre-leasing and marketing activities related to our other properties under development.

We had a total of 1,129 and 333 completed apartment units as of December 31, 2013 and 2012, respectively, and expect to have more than 4,200 units once all of our properties, including three development properties acquired during the period January 1, 2014 through March 12, 2014, are fully developed.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational. We also own the Gwinnett Center, which we have classified as held for sale and have reclassified the corresponding revenues and expenses as discontinued operations for all periods, as described below.

Comparison of the fiscal year ended December 31, 2013 to the fiscal year ended December 31, 2012

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations were approximately $8.0 million and $1.4 million for the years ended December 31, 2013 and 2012, respectively. Rental income from continuing operations increased approximately $6.6 million over 2012 primarily due to (i) the Long Point Property having reached stabilization, as compared to being only being partially leased during the comparable period in 2012, (ii) the Whitehall Property commencing operations and reaching stabilization, (iii) the Crosstown Property becoming operational beginning in the second quarter of 2013, and (iv) the Aura Castle Hills Property and Aura Grand Property becoming partially operational late in 2013.

We expect additional increases in revenue as the Crosstown Property, Aura Castle Hills Property and Aura Grand Property are leased up and future phases of the Aura Castle Hills Property, Aura Grand Property, and our other properties currently under development become operational and reach stabilization.

Property Operating Expenses. Property operating expenses from continuing operations for the years ended December 31, 2013 and 2012 were $4.5 million and $0.9 million, respectively. Property operating expenses increased approximately $3.6 million as a result of the Long Point Property being operational for the full year in 2013, the Whitehall Property and Crosstown Property becoming fully operational during 2013, and portions of the Aura Castle Hills Property and Aura Grand Property being operational during 2013. Property operating expenses also increased in 2013 because of pre-leasing activities associated with our Crescent Alexander Village and Crescent Cool Springs properties. Property operating expenses are expected to increase in 2014 as the Whitehall Property and Crosstown Property are operational for the full year, the Aura Castle Hills Property and Aura Grand Property are completed and become fully operational, and as our other properties under development become operational.

General and Administrative Expenses. General and administrative expenses from continuing operations for the years ended December 31, 2013 and 2012 were approximately $2.1 million and $1.7 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the year ended December 31, 2013, as compared to 2012, general and administrative expenses increased 20% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues.

Asset Management Fees. We incurred approximately $1.0 million and $0.2 million in asset management fees from continuing operations payable to our Advisor during the years ended December 31, 2013 and 2012, respectively, of which approximately $0.4 million and $0.1 million, respectively, were capitalized as part of the cost of our properties that were under development. We incur asset management fees at an annual rate of 1% of our “real estate asset values,” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased over 2012 as a result of the increase in our real estate assets during 2013. Asset management fees incurred that relate to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional real estate properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational. See Note 9, “Related Party Arrangements” in the accompanying financial statements in Item 8. “Financial Statements and Supplementary Data” for information regarding asset management fees incurred that were capitalized as part of development costs.

Property Management Fees. We incurred approximately $0.4 million and $0.1 million in property management fees from continuing operations during the years ended December 31, 2013 and 2012, respectively. Property management fees are generally range from 2.5% to 2.75% of property revenues and increased during 2013 as a result of increased property revenues. We expect additional increases in these fees during 2014 and future periods as property revenues increase as more of our development properties become operational.

Acquisition Fees and Expenses. We incurred approximately $3.9 million and $3.3 million in acquisition fees and expenses, including closing costs, during the years ended December 31, 2013 and 2012, respectively, of which approximately $3.9 million and $3.2 million, respectively, were capitalized as part of the costs of our properties under development. The increase in acquisition fees and expenses in 2013, as compared to 2012, was primarily the result of an increase in investment services fees paid to our Advisor, which are initially determined based on our pro rata share of budgeted development costs and adjusted to our pro rata share of actual development costs upon completion of the project, all of which were capitalized. Due to the development nature of our properties, the majority of acquisition expenses we incur, including investment services fees to our Advisor, are capitalized as part of the cost of our development projects. Acquisition expenses included in the accompanying statement of operations generally represent acquisition expenses not directly attributable to a development property such as general expenses incurred in identifying potential acquisitions, as well as, expenses related to specific properties not acquired. See Note 9, “Related Party Arrangements” in the accompanying financial statements in Item 8. “Financial Statements and Supplementary Data” for information regarding investment services fees incurred that were capitalized as part of development costs. We expect to continue to incur acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses in the future as we purchase additional real estate properties. However, we expect acquisition fees and expenses incurred on properties under development to continue to be capitalized as part of the cost of the development.

Depreciation. Depreciation from continuing operations for the years ended December 31, 2013 and 2012 was approximately $3.2 million and $0.5 million, respectively. Depreciation expense increased year over year primarily due to the Long Point Property being fully operational for the full year, the Whitehall Property being completed in the second quarter of 2013, the Crosstown Property becoming operational in phases throughout 2013, and the Aura Castle Hills Property and Aura Grand Property becoming partially operationally in late 2013. We expect increases in depreciation in 2014 as additional phases of the Aura Castle Hills Property and Aura Grand Property become fully operational and other development properties become operational.

Interest Expense and Loan Cost Amortization. During the years ended December 31, 2013 and 2012, we incurred approximately $2.6 million and $0.7 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $1.5 million and $0.7 million, respectively, of which was capitalized as development costs relating to our properties under development. Our average debt outstanding during the year ended December 31, 2013 increased to $80.9 million from $25.8 million during 2012, resulting in an approximately $2.1 million increase in interest expense and loan cost amortization. The increase in interest expense and loan cost amortization was partially offset by approximately $0.2 million as a result of our weighted average interest rate on our debt decreasing to 2.78% for the year ended December 31, 2013, as compared to 3.29% for the year ended December 31, 2012 primarily as a result of the Long Point Joint Venture refinancing its original development and construction loan into a new mortgage loan and security agreement in May 2013. As of December 31, 2013, all of our loans were variable rate and although we had interest rate caps relating to two of our loans, any increases to LIBOR rates will result in increased interest expense for us. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of how a 1% change in LIBOR would have impacted the amount of interest expense we incurred.

We expect interest expense to continue to increase over the next 24 to 30 months as we continue to borrow under our construction loans to fund our existing development costs for our existing multifamily development properties. In addition, to the extent we acquire additional properties, we expect to fund such acquisitions and development projects with approximately 65% to 75% leverage. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to capitalized.

2%/25% Limitation

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor will reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended December 31, 2011, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

During 2013, total operating expenses in excess of the Limitation were $0.29 million, all of which related to the Expense Year ended June 30, 2013. Our independent directors determined that such amounts were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about our growth-orientation, and our stock distribution,

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

For the Expense Year ended December 31, 2012, we incurred $0.8 million of operating expenses in excess of the Limitation as described below.

Analysis of Discontinued Operations:

During the quarter ended June 30, 2013, we established our intent to sell Gwinnett Center, as described in “Management’s Discussion and Analysis – Real Estate Held for Sale.” As a result, we accounted for the revenues and expenses associated with Gwinnett Center as discontinued operations for all periods presented in accordance with GAAP. Loss from discontinued operations was $0.04 million and $1.1 million for the years ended December 31, 2013 and 2012, respectively. The decline in losses from the Gwinnett Center was primarily the result of discontinuing depreciation and amortization expense beginning in the second quarter of 2013 upon the determination of recording this property as real estate held for sale. See Note 6, “Real Estate Held for Sale” in the accompanying consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the loss from discontinued operations for Gwinnett Center, including the revenues and expenses related to this property. Although we are continuing to lease up the existing vacancies at Gwinnett Center, due to the leases scheduled to expire over the next 12 to 18 months and the fact that we have entered into a purchase and sale agreement for the sale of this asset, we do not expect significant income from discontinued operations from Gwinnett Center in future periods.

Comparison of the fiscal year ended December 31, 2012 to the fiscal year ended December 31, 2011

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations were approximately $1.4 million and $0 for the years ended December 31, 2012 and 2011, respectively. Rental income from continuing operations increased primarily due to our Long Point Property, which opened in phases beginning in the second quarter of 2012 and became fully operational in November 2012.

Property Operating Expenses. Property operating expenses from continuing operations for the years ended December 31, 2012 and 2011 were $0.9 million and $0, respectively. These expenses include approximately $0.8 million in property operating expenses related to our Long Point Property, which opened in phases beginning in the second quarter of 2012 and became fully operational in November 2012. We also incurred approximately $0.1 million in pre-opening costs relating to our Whitehall Property, which opened in phases, with the first buildings becoming operational late in December 2012.

General and Administrative Expenses. General and administrative expenses from continuing operations for the years ended December 31, 2012 and 2011 were approximately $1.7 million and $1.3 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the year ended December 31, 2012, as compared to 2011, general and administrative expenses increased 30% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets.

Asset Management Fees. We incurred approximately $0.2 million and $0.03 million in asset management fees from continuing operations payable to our Advisor during the years ended December 31, 2012 and 2011, respectively, of which approximately $0.1 million and $0.03 million, respectively, were capitalized as part of the cost of our properties that were under development. We incur asset management fees at an annual rate of approximately 1% of the amount of our real estate assets under management (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased in 2012, as compared to 2011, as a result of the increase in our real estate assets.

Property Management Fees. We incurred approximately $0.1 million and $0 in property management from continuing operations fees during the years ended December 31, 2012 and 2011, respectively, as a result of the management of our Long Point Property, which opened in phases during 2012 beginning in the second quarter of 2012 and became fully operational in November 2012. Property management fees are generally range from 2.5% to 2.75% of property revenues.

Acquisition Fees and Expenses. We incurred approximately $3.3 million and $0.6 million in acquisition fees and expenses from continuing operations during the years ended December 31, 2012 and 2011, respectively, including approximately $3.2 million and $0.6 million, respectively, which were capitalized as part of the costs of our properties under development. The increase in acquisition fees and expenses in 2012, as compared to 2011, was primarily the result of acquiring five multifamily development properties in 2012 as opposed to acquiring one multifamily development property in 2011.

Depreciation. Depreciation from continuing operations for the years ended December 31, 2012 and 2011 was approximately $0.5 million and $0, respectively, and was comprised of depreciation of the buildings and improvements related to our Long Point Property, which opened in phases during 2012 beginning in the second quarter and became fully operational in November 2012.

Interest Expense and Loan Cost Amortization. During the years ended December 31, 2012 and 2011, we incurred approximately $0.7 million and $0, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, all of which was capitalized as development costs relating to our properties under development. Interest expense and loan cost amortization increased as a result of construction draws and interest thereon relating to our properties under development in 2012.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties and other permitted investments, other than those disclosed in this Annual Report, including those referred to in the risk factors identified in the “Risk Factors.”

2%/25% Limitation.

For the Expense Years ended December 31, 2012 and 2011, we incurred $0.8 million and $1.2 million, respectively, of operating expenses in excess of the Limitation. Our independent directors determined that such amounts were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of us, and our stock distribution,

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Analysis of Discontinued Operations:

For the years ended December 31, 2012 and 2011, loss from discontinued operations related to the Gwinnett Center was approximately $1.1 million and $0.6 million, respectively. See Note 6, “Real Estate Held for Sale” in the accompanying consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” for additional information on the loss from discontinued operations for Gwinnett Center, including the revenues and expenses related to this property. The increase in the loss from discontinued operations for 2012, as compared to 2011 was primarily a result of Gwinnett Center being owned for the full year in 2012, as compared to only a quarter in 2011, offset by acquisition fees and expenses incurred during 2011.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, NAREIT promulgated a measure known as funds from operations, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

We may, in the future, make other adjustments to net loss in arriving at FFO as identified above at the time that any such other adjustments become applicable to our results of operations. FFO, for example, may exclude impairment charges of real estate-related investments. Because GAAP impairments represent non-cash charges that are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe FFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rates, occupancy and other core operating fundamentals. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance. While impairment charges may be excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are recorded based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges. In addition, FFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining FFO.

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we intend to fund from the proceeds of our offerings and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income for non-development projects. As a result, the IPA has standardized a measure known as modified FFO, which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under IPA Guideline, MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the years ended December 31, 2013, 2012 and 2011, our MFFO represents FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases, straight-line rent adjustments, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the quarters ended:

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Net loss attributable to common stockholders	$(655,794)	$(757,662)	$(825,954)	$(1,042,809)	$(3,282,219)
Adjustments:
Depreciation and amortization:
Continuing operations	436,787	576,899	802,142	909,644	2,725,472
Discontinued operations	267,535	90,355	—	—	357,890

FFO attributable to common stockholders	48,528	(90,408)	(23,812)	(133,165)	(198,857)
Acquisition fees and expenses(1):
Continuing operations	14,596	4,492	14,355	13,648	47,091
Amortization of above- and below-market lease intangible assets(2):
Discontinued operations	13,487	4,496	—	—	17,983
Straight-line rent adjustments(3):
Continuing operations	(27,538)	(4,039)	48,168	36,592	53,183
Discontinued operations	(81,161)	(35,982)	—	—	(117,143)
Loss on extinguishment of debt(4):
Continuing operations	—	65,812	—	—	65,812
Unrealized (gain) loss related to changes in fair value of derivatives(5):
Continuing operations	—	(47,158)	25,369	669	(21,120)

MFFO attributable to common stockholders	$(32,088)	$(102,787)	$64,080	$(82,256)	$(153,051)

Weighted average number of shares of common stock outstanding (basic and diluted)	9,310,757	11,252,164	11,306,465	13,634,823	11,387,852

Net loss per share (basic and diluted)	$(0.07)	$(0.07)	$(0.07)	$(0.08)	$(0.29)

FFO per share (basic and diluted)	$0.01	$(0.01)	$—	$(0.01)	$(0.02)

MFFO per share (basic and diluted)	$—	$(0.01)	$0.01	$(0.01)	$(0.01)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
Net loss attributable to common stockholders	$(830,971)	$(1,038,792)	$(781,364)	$(472,825)	$(3,123,952)
Adjustments:
Depreciation and amortization:
Continuing operations	—	24,565	145,010	279,409	448,984
Discontinued operations	425,345	403,356	395,892	322,014	1,546,607

FFO attributable to common stockholders	(405,626)	(610,871)	(240,462)	128,598	(1,128,361)
Acquisition fees and expenses(1):
Continuing operations	2,466	54,821	30,916	(5,628)	82,575
Amortization of above- and below-market lease intangible assets(2):
Discontinued operations	41,187	38,132	35,016	20,862	135,197
Straight-line rent adjustments(3):
Continuing operations	—	—	(49,036)	(47,755)	(96,791)
Discontinued operations	(36,225)	(43,860)	(78,238)	(62,163)	(220,486)

MFFO attributable to common stockholders	$(398,198)	$(561,778)	$(301,804)	$33,914	$(1,227,866)

Weighted average number of shares of common stock outstanding (basic and diluted)	6,308,291	7,171,365	7,798,842	8,313,740	7,400,590

Net loss per share (basic and diluted)	$(0.13)	$(0.14)	$(0.10)	$(0.06)	$(0.42)

FFO per share (basic and diluted)	$(0.06)	$(0.09)	$(0.03)	$0.02	$(0.15)

MFFO per share (basic and diluted)	$(0.06)	$(0.08)	$(0.04)	$—	$(0.17)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	Total
Net loss attributable to common stockholders	$(278,593)	$(309,574)	$(442,097)	$(978,987)	$(2,009,251)
Adjustments:
Depreciation and amortization:
Continuing operations	—	—	—	—	—
Discontinued operations	—	—	—	292,548	292,548

FFO attributable to common stockholders	$(278,593)	$(309,574)	$(442,097)	$(686,439)	$(1,716,703)
Acquisition fees and expenses(1)
Continuing operations	7,445	4,260	11,727	3,939	27,371
Discontinued operations	—	—	70,252	362,541	432,793
Amortization of above and below market lease intangible assets(2)
Discontinued operations	—	—	—	28,229	28,229
Straight-line rent adjustments(3)
Discontinued operations	—	—	—	(21,440)	(21,440)

MFFO attributable to common stockholders	$(271,148)	$(305,314)	$(360,118)	$(313,170)	$(1,249,750)

Weighted average number of shares of common stock outstanding (basic and diluted)	3,506,218	4,301,079	4,982,671	5,498,198	4,577,645

Net loss per share (basic and diluted)	$(0.08)	$(0.07)	$(0.09)	$(0.18)	$(0.44)

FFO per share (basic and diluted)	$(0.08)	$(0.07)	$(0.09)	$(0.12)	$(0.38)

MFFO per share (basic and diluted)	$(0.08)	$(0.07)	$(0.07)	$(0.06)	$(0.27)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-recurring, non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	These items relate to fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2013, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3 - 5	More than 5 years	Total
Development contracts on development properties (1)	$175,742,072	$22,119,999	$—	$—	$197,862,071
Mortgage note payable (principal and interest) (2)	9,251,562	2,353,992	2,306,062	29,247,481	43,159,097
Construction notes payable (principal and interest) (2)	2,205,851	111,291,875	1,013	—	113,498,739

	$187,199,485	$135,765,866	$2,307,075	$29,247,481	$354,519,907

FOOTNOTE:

(1)	The amounts presented above represent accrued development costs as of December 31, 2013 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage note payables as of December 31, 2013.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, an executive officer of CNL serves on the board of directors of Crescent Communities, LLC, an affiliate of three joint venture partners for three of our multifamily development projects as of December 31, 2013. In addition, Crescent Communities, LLC, is an affiliate of the joint venture partner of one of our multifamily development projects entered into subsequent to December 31, 2013. See Item 8, “Financial Statements and Supplementary Data”, Item 13, “Certain Relationships and Related Transactions, and Director Independence”, Note 9, “Related Party Arrangements” for a discussion of the various related party transactions, agreements and fees, and Note 14, “Subsequent Events”.

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

Our office buildings owned at December 31, 2013, are leased to tenants whereby certain tenants are responsible for some of the operating expenses relating to the property. These leases, as well as the residential leases at our multifamily properties, are accounted for using the operating method. Under the operating method, revenue is recognized as rentals are earned and expenses (including depreciation) are charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease.

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

Impairment of Real Estate Assets and Real Estate Held for Sale

Real estate assets and real estate held for sale are reviewed on an ongoing basis to determine whether there are any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) may be impaired. To assess if a property value is potentially impaired, management compares the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life, to the net carrying value of the property. Such cash flow projections consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In the event that the carrying value exceeds the undiscounted operating cash flows, we would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.

In evaluating our real estate assets and real estate held for sale for impairment, management will make several estimates and assumptions, including, but not limited to, the projected date of disposition of the properties, the estimated future cash flows of the properties during our ownership and the projected sales price of each of the properties. If we used different estimates and assumptions, the carrying value might vary significantly, which could be material to our financial statements.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2014	2015	2016	2017	2018	Thereafter	Total	Approximate Fair Value
Variable rate debt	$8,214,238	$78,987,006	$2,842,944	$474,991	$473,991	$26,367,040	$117,360,210	$118,100,000

Average interest rate(1)	4.88%	2.66%	2.73%	2.50%	2.50%	2.50%	2.78%

FOOTNOTE

(1)	As of December 31, 2013, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of December 31, 2013, would increase annual interest expense by approximately $1.1 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Growth Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Growth Properties, Inc. (formerly Global Growth Trust, Inc.) and its subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 24, 2014

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $110,168,517 and $36,691,468, respectively)	$112,390,592	$37,644,006
Construction in process, including land (including VIEs $98,722,670 and $44,665,596, respectively)	103,828,508	47,097,915

Total real estate assets, net	216,219,100	84,741,921
Real estate held for sale	13,640,148	13,225,739
Cash and cash equivalents (including VIEs 3,192,616 and $743,094, respectively)	35,827,614	14,996,307
Restricted cash (including VIEs $2,155,352 and $0, respectively)	2,155,352	—
Loan costs, net (including VIEs $2,249,698 and $1,150,324, respectively)	2,560,176	1,260,849
Other assets (including VIEs $1,968,385 and $519,189, respectively)	2,090,003	665,873

Total Assets	$272,492,393	$114,890,689

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $109,382,967 and $36,750,983, respectively)	$117,360,210	$44,479,650
Accrued development costs (including VIEs $15,805,117 and $7,579,208, respectively)	15,805,117	7,579,208
Due to related parties	1,380,341	1,179,810
Accounts payable and other accrued expenses (including VIEs $857,280 and $147,420, respectively)	1,262,222	466,105
Other liabilities (including VIEs $1,732,951 and $30,658, respectively)	2,306,392	739,276

Total Liabilities	138,114,282	54,444,049

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 15,529,061 and 7,522,035 issued and 15,393,316 and 7,456,989 outstanding, respectively	153,933	74,570
Capital in excess of par value	120,627,485	57,058,592
Accumulated deficit	(9,818,401)	(6,536,182)

Total Stockholders’ Equity	110,963,017	50,596,980
Noncontrolling interests	23,415,094	9,849,660

Total Equity	134,378,111	60,446,640

Total Liabilities and Equity	$272,492,393	$114,890,689

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income from operating leases	$7,979,299	$1,386,226	$—

Total revenues	7,979,299	1,386,226	—

Expenses:
Property operating expenses	4,518,189	886,573	—
General and administrative	2,095,097	1,743,619	1,336,383
Asset management fees, net of amounts capitalized	563,326	105,820	—
Property management fees	403,778	98,450	—
Acquisition fees and expenses, net of amounts capitalized	47,103	75,260	27,493
Depreciation	3,170,990	472,616	—

Total expenses	10,798,483	3,382,338	1,363,876

Operating loss	(2,819,184)	(1,996,112)	(1,363,876)

Other income (expense):
Interest and other income	25,514	929	315
Interest expense and loan cost amortization, net of amounts capitalized	(1,066,435)	—	—

Total other income (expense)	(1,040,921)	929	315

Loss from continuing operations	(3,860,105)	(1,995,183)	(1,363,561)
Loss from discontinued operations	(38,127)	(1,141,304)	(645,690)

Net loss including noncontrolling interests	(3,898,232)	(3,136,487)	(2,009,251)
Net loss from continuing operations attributable to noncontrolling interests	(616,013)	(12,535)	—

Net loss attributable to common stockholders	$(3,282,219)	$(3,123,952)	$(2,009,251)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.29)	$(0.27)	$(0.30)
Discontinued operations	—	(0.15)	(0.14)

Basic and diluted net loss per share	$(0.29)	$(0.42)	$(0.44)

Weighted average number of shares of common stock outstanding (basic and diluted)	11,387,852	7,400,590	4,577,645

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	Common Stock		Capital in		Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	1,320,612	$13,206	$10,941,768	$(1,402,979)	$9,551,995	$—	$9,551,995
Subscriptions received for common stock through public offering	2,770,413	27,704	27,634,767	—	27,662,471	—	27,662,471
Stock issuance and offering costs	—	—	(4,116,654)	—	(4,116,654)	—	(4,116,654)
Stock distributions	223,892	2,239	(2,239)	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—	357,300	357,300
Net loss	—	—	—	(2,009,251)	(2,009,251)	—	(2,009,251)

Balance at December 31, 2011	4,314,917	43,149	34,457,642	(3,412,230)	31,088,561	357,300	31,445,861
Subscriptions received for common stock through public offering	2,734,656	27,346	27,271,161	—	27,298,507	—	27,298,507
Redemptions of common stock	(65,046)	(650)	(611,557)	—	(612,207)	—	(612,207)
Stock issuance and offering costs	—	—	(4,053,929)	—	(4,053,929)	—	(4,053,929)
Stock distributions	472,462	4,725	(4,725)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	9,525,445	9,525,445
Distributions to noncontrolling interests	—	—	—	—	—	(20,550)	(20,550)
Net loss	—	—	—	(3,123,952)	(3,123,952)	(12,535)	(3,136,487)

Balance at December 31, 2012	7,456,989	74,570	57,058,592	(6,536,182)	50,596,980	9,849,660	60,446,640
Subscriptions received for common stock through public offering	7,190,074	71,900	75,323,160	—	75,395,060	—	75,395,060
Redemptions of common stock	(70,699)	(707)	(686,901)	—	(687,608)	—	(687,608)
Stock issuance and offering costs	—	—	(11,059,196)	—	(11,059,196)	—	(11,059,196)
Stock distributions	816,952	8,170	(8,170)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	14,644,810	14,644,810
Distributions to noncontrolling interests	—	—	—	—	—	(463,363)	(463,363)
Net loss	—	—	—	(3,282,219)	(3,282,219)	(616,013)	(3,898,232)

Balance at December 31, 2013	15,393,316	$153,933	$120,627,485	$(9,818,401)	$110,963,017	$23,415,094	$134,378,111

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(3,898,232)	$(3,136,487)	$(2,009,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,528,879	2,019,223	291,314
Amortization of above- and below-market leases	17,983	135,197	28,229
Amortization of loan costs	142,282	—	—
Amortization of lease costs	23,474	21,038	1,234
Loss on extinguishment of debt	69,276	—	—
Unrealized gain from change in fair value of interest rate caps	(19,827)	—	—
Straight line rent adjustments	(61,161)	(342,275)	(21,441)
Changes in operating assets and liabilities:
Other assets	(349,311)	(96,599)	(80,871)
Due to related parties	216,155	357,796	133,396
Accounts payable and other accrued expenses	794,940	125,508	320,177
Other liabilities	207,625	46,709	70,047

Net cash provided by (used in) operating activities	672,083	(869,890)	(1,267,166)

Investing Activities:
Acquisition of properties	—	—	(13,985,194)
Development costs, including land and capital expenditures	(123,852,264)	(69,767,652)	(7,430,247)
Advance to municipality utility district	(1,313,975)	—	—
Capital expenditures on real estate held for sale	(381,125)	(656,220)	(4,521)
Payment of lease costs on real estate held for sale	(315,488)	(281,924)	(12,517)
Changes in restricted cash	(2,155,352)	—	—

Net cash used in investing activities	(128,018,204)	(70,705,796)	(21,432,479)

Financing Activities:
Subscriptions received for common stock through public offering	75,395,060	27,298,507	27,662,471
Stock issuance and offering costs	(11,074,820)	(4,046,141)	(4,063,225)
Redemptions of common stock	(828,116)	(104,494)	—
Proceeds from mortgage and construction notes payable	94,124,637	37,300,666	7,178,984
Payments of mortgage and construction notes payable	(21,244,077)	—	—
Payment of loan costs	(2,029,976)	(1,221,479)	(361,851)
Purchase of interest rate caps	(145,980)	—	—
Advance from affiliate of noncontrolling interest	1,500,000	—	—
Contributions from noncontrolling interests	12,944,063	9,332,700	146,588
Distributions to noncontrolling interests	(463,363)	(20,550)	—

Net cash provided by financing activities	148,177,428	68,539,209	30,562,967

Net Increase (Decrease) in Cash and Cash Equivalents	20,831,307	(3,036,477)	7,863,322
Cash and Cash Equivalents at Beginning of Year	14,996,307	18,032,784	10,169,462

Cash and Cash Equivalents at End of Year	$35,827,614	$14,996,307	$18,032,784

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $1.2 million, $0.8 million and $0.1 million, respectively	$1,039,071	$—	$—

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2013	2012	2011
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$15,805,117	$7,579,208	$1,364,406

Loan costs	$1,094	$6,788	$—

Stock issuance and offering costs	$96,527	$112,151	$104,363

Redemptions of common stock	$367,205	$507,713	$—

Loan costs amortization capitalized on development properties	$507,601	$285,982	$49,656

Liabilities assumed with purchase of real estate	$—	$—	$114,806

Noncontrolling interests non-cash contributions	$1,700,747	$192,745	$210,712

Stock distributions declared (at par)	$8,170	$4,725	$2,239

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Initial Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The Initial Offering closed on April 7, 2013, with the Company having received aggregate proceeds of approximately $94.2 million since inception. On August 19, 2013, the Company commenced a follow-on offering of up to $200 million of shares of common stock (at a price of $10.84 per share through January 15, 2014 and $11.00 per share thereafter) (the “Follow-On Offering”). The Company expects to sell shares of its common stock in the Follow-On Offering until the earlier of the date on which the maximum offering amount has been sold, or April 11, 2014. However, the Company reserves the right to terminate the offering at any time.

As of December 31, 2013, the Company owned interests in eleven Class A multifamily properties, three of which were operational and as to which development was complete and eight of which were under development, including two of which were partially operational. The Company had a total of 1,129 completed apartment units as of December 31, 2013 and expects to have approximately 3,400 units once construction is completed on its properties under development.

Each of the Company’s multifamily properties is owned through a joint venture in which it has co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2013, the Company also owned a multi-tenant, three building office complex that was held for sale.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Real Estate Held For Sale – The Company presents the assets of any properties which have been sold, or otherwise qualify as held for sale, separately in the consolidated balance sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s consolidated statements of operations. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell. Subsequent to classification of an asset as held for sale, no further depreciation, amortization or straight-line rent adjustments relating to the asset are recorded. For those assets qualifying for classification as discontinued operations, the specific components of net income (loss) presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale will be presented as discontinued operations when recognized. The Company combines the operating, investing and financing portions of cash flows attributable to discontinued operations with the respective cash flows from continuing operations in the accompanying consolidated statements of cash flows. The Company had one property that qualified for held for sale presentation at December 31, 2013.

Derivative Instruments – The Company currently holds two interest rate caps. As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The Company does not use derivatives for speculative purposes but instead uses derivatives to manage its exposure to increases in interest rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in interest and other income (loss) in the accompanying consolidated statements of operations. For both interest rate caps held as of December 31, 2013, management determined not to elect hedge accounting for financial reporting purposes.

Other Liabilities – In connection with obtaining the construction loan for Remington Fairfield Joint Venture, an affiliate of the Company’s co-venture partner funded $1.5 million in cash required by the lender to serve as additional collateral for the loan. The advance, which is held in a restricted account by Remington Fairfield Joint Venture, for use by the lender, may be drawn upon for the purpose of paying construction and development costs and to pay lease-up operating deficits expected to be incurred. Upon completion of the Remington Fairfield Property and achievement of a 1.20x debt service coverage ratio, any funds remaining in the restricted cash account, plus accrued interest earned on such account, will be payable to the affiliate of the Company’s co-venture partner.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve or extend the life of the asset, are capitalized.

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

Capitalized Interest – The Company capitalizes interest and the amortization of loan costs as a cost of development using the weighted average interest rate of the Company’s total outstanding indebtedness and based on its weighted average expenditures for its development properties for the period. Capitalization of interest for a particular development project begins when expenses related to the project have been made, activities necessary to get the project ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. During the years ended December 31, 2013, 2012 and 2011, the Company incurred interest expense and loan cost amortization of approximately $2.6 million, $1.2 million and $0.1 million, respectively, of which $1.5 million, $1.2 million and $0.1 million, respectively, was capitalized according to this policy.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.

As of December 31, 2013, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Restricted cash is generally comprised of resident security deposits for the Company’s operational multifamily properties located in certain states, and certain escrow deposits for real estate taxes and property insurance. In addition, the Company had $1.5 million of restricted cash which serves as additional collateral for the construction loan for the Remington Fairfield Joint Venture.

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

Acquisition Fees and Expenses – Acquisition fees and expenses, including investment services fees and expenses, and closing costs in connection with purchase of the property, associated with transactions deemed to be business combinations, are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company incurred approximately $3.9 million, $3.3 million and $0.6 million in acquisition fees and expenses during the year ended December 31, 2013, 2012 and 2011, respectively, including approximately $3.9 million, $3.2 million and $0.6 million, respectively, which have been capitalized as a part of the costs of the properties under development.

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2013 and 2012, accumulated amortization of loan costs was approximately $1.1 million and $0.3 million, respectively.

Deferred Leasing Costs – The Company defers costs that it incurs to obtain new tenant leases or extend existing tenant leases and classifies these costs as intangible assets, net of accumulated amortization. The Company amortizes these costs evenly over the lease term. If a lease is terminated early, the Company will expense any applicable unamortized deferred leasing costs.

Income Taxes – The Company has elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, the Company generally is subject to federal corporate income taxes on undistributed taxable income.

As a REIT, the Company may be subject to certain state and local taxes on its income and property, and U.S. federal income and excise taxes on its undistributed income. The Company may also be subject to foreign taxes on investments outside the U.S. based on the jurisdictions in which the Company conducts business.

As a REIT and to the extent it distributes all its taxable income, the Company will not have any federal income tax liability. As of December 31, 2013, the Company had net operating loss carryforwards of approximately $5.7 million which will begin to expire in 2030. The Company does not believe these net operating losses will be realized in the future. The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions. The tax years 2009 through 2013 remain subject to examination by taxing authorities.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

2.	Summary of Significant Accounting Policies (continued)

Net Loss per Share – Net loss per share was calculated based upon the weighted average number of shares of common stock outstanding. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the years ended December 31, 2013, 2012 and 2011 has been revised to include stock distributions declared and issued through December 31, 2013, as if they were outstanding as of the beginning of each period presented.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

3.	Acquisitions

During each of the years ended December 31, 2013 and 2012, the Company acquired an ownership interest in five consolidated joint ventures, each of which was developing one of the following properties:

Property Name and Location	Date Acquired	Operator/ Developer	Ownership Interest (1)	Contract Purchase Price (in millions)

2013 Acquisitions

REALM Patterson Place Durham, NC	06/27/13	The Bainbridge Companies, LLC (2)	90%	$4.5

Crescent Cool Springs Nashville, TN	06/28/13	Crescent Communities, LLC (2)	60%	5.0

Remington Fairfield Cypress, TX	09/24/13	Allen Harrison Development (2)	80%	3.2

City Walk Roswell, GA	11/15/13	Lennar Corporation (2)	75%	8.0

Premier at Spring Town Center Spring, TX	12/20/13	Mill Creek Residential Trust, LLC (2)	95%	5.1

Total				$25.8

2012 Acquisitions

Whitehall Property Charlotte, NC	02/24/12	Woodfield Investments LLC (2)	95%	$2.9

Crescent Crosstown Property Tampa, FL	03/27/12	Crescent Communities, LLC (2)	60%	4.4

Crescent Alexander Village Property Charlotte, NC	11/27/12	Crescent Communities, LLC (2)	60%	2.4

Aura Castle Hills Property Lewisville, TX	11/30/12	Hunt Realty Investments and Trinsic Residential Group, L.P. (2)	54%	4.5

Aura Grand Property Katy, TX	12/20/12	Trinsic Residential Group, L.P. (2)	90%	3.0

Total				$17.2

FOOTNOTES:

(1)	The properties were acquired through joint ventures with third parties. In each of the joint venture arrangements, the Company is the managing member and the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer, and in some cases, the general contractor of the project, and (iii) provides any lender required guarantees on the loan. In addition, for certain properties an affiliate of this entity will serve as property manager of the property once operations commence.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

4.	Variable Interest Entities

The Company has entered into eleven separate joint venture arrangements in connection with the development and ownership of its multifamily properties. In connection therewith, the Company determined that each of the joint ventures in which it has invested is a VIE because it believes there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity. As such, the transactions and accounts of the eleven joint ventures are included in the accompanying consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

5.	Real Estate Assets

As of December 31, 2013 and 2012, real estate assets consisted of the following:

	December 31, 2013	December 31, 2012
Operating real estate assets:
Land and land improvements	$24,645,854	$7,929,051
Buildings and improvements	81,239,465	26,507,235
Furniture, fixtures and equipment	10,148,877	3,680,334
Less: accumulated depreciation	(3,643,604)	(472,614)

Operating real estate assets, net	112,390,592	37,644,006
Construction in process, including land	103,828,508	47,097,915

Total real estate, net	$216,219,100	$84,741,921

For the years ended December 31, 2013 and 2012, depreciation expense on the Company’s real estate assets was approximately $3.2 million and $0.5 million, respectively. There was no depreciation expense incurred in 2011 from continuing operations.

6.	Real Estate Held for Sale

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and the Company’s increased focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. As a result, Gwinnett Center qualified as, and has been treated as, a discontinued operation in the accompanying consolidated financial statements for all periods presented.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

6.	Real Estate Held for Sale (continued)

As of December 31, 2013 and 2012, real estate held for sale consisted of the following:

	December 31, 2013	December 31, 2012

Land and land improvements	$3,034,189	$3,034,189
Buildings and improvements	7,996,278	7,996,278
Tenant improvements	841,599	514,128
Furniture, fixtures and equipment	292,050	238,395
Less: accumulated depreciation	(537,055)	(400,692)

Operating real estate held for sale	11,627,061	11,382,298
Lease intangibles, net	1,690,231	1,643,482
Deferred rent	359,068	241,927
Other liabilities	(36,212)	(41,968)

Total real estate held for sale	$13,640,148	$13,225,739

The following is a summary of income (loss) from discontinued operations for the years ended December 31:

	2013	2012	2011

Revenues	$2,109,749	$1,936,607	$391,714
Expenses	(1,525,912)	(1,531,304)	(744,856)
Depreciation and amortization	(357,890)	(1,546,607)	(292,548)

Operating income (loss)	225,947	(1,141,304)	(645,690)
Interest expense, net of amounts capitalized	(264,074)	—	—

Loss from discontinued operations	$(38,127)	$(1,141,304)	$(645,690)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2013 and 2012:

Property and Related Loan	Outstanding Principal Balance (in millions)					Maturity Date	Total Loan Capacity Amount (in millions)	Net Book Value of Collateral as of December 31, 2013 (in millions)
	2013	2012		Interest Rate	Payment Terms
Class A Multifamily:
Operating:
Long Point Property Mortgage Loan	$28.5	$21.2	(6)	LIBOR plus 2.33%, adjusted monthly (1) (7)	Monthly interest only payments through 6/2014, then P&I monthly installments calculated based on a 30-year amortization	6/2023	$28.5	$27.8

Whitehall Property Mortgage Construction Loan (2)	22.3	12.2		LIBOR plus 2.25% per annum, adjusted monthly(7)	Monthly interest only payments through 2/24/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	2/24/15 (plus two additional 12-month extensions)	22.3	28.3

Crescent Crosstown Property Mortgage Construction Loan (3)	24.5	3.4		LIBOR plus 2.5%, adjusted monthly(7)	Monthly interest only payments through 3/27/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	3/27/15 (plus two additional 12-month extensions)	26.7	35.4

Under Development:
Crescent Alexander Village Property Mortgage Construction Loan	2.7	—		LIBOR plus 2.5%, adjusted monthly(7)	Monthly interest only payments through 11/27/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/27/15 (plus two additional 12-month extensions)	25.0	13.5

Aura Castle Hills Property Mortgage Construction Loan	17.3	—		Lender’s prime rate plus 0.1%, or LIBOR plus 2.6%, adjusted monthly(7)	Monthly interest only payments through 11/30/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/30/15 (plus two additional 12-month extensions)	24.4	30.4

Aura Grand Property Mortgage Construction Loan	11.7	—		Lender’s prime rate plus 0.5%, or LIBOR plus 2.75%, adjusted monthly(7)	Monthly interest only payments through 12/20/2015. If extended, then P&I monthly installments calculated based on a 30-year amortization	12/20/15 (plus two additional 12-month extensions)	21.5	25.5

REALM Patterson Place Deed of Trust Construction Loan	—	—		LIBOR plus 2.0%, adjusted monthly, with a minimum interest rate of 3.25% (4) (7)	Monthly interest only payments throughout the term	3 year initial term (plus two additional 12-month extensions)	28.1	12.5

Crescent Cool Springs Deed of Trust Construction Loan(8)	0.7	—		LIBOR plus 2.5%, adjusted monthly(7)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.5% per annum	6/28/16 (plus two additional 12-month extensions)	28.2	14.3

Remington Fairfield Mortgage Construction Loan	1.7	—		LIBOR plus 2.65%, adjusted monthly(7)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum	9/24/16 (plus two additional 12-month extensions)	21.7	9.2

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

7.	Indebtedness (continued)

Property and Related Loan	Outstanding Principal Balance (in millions)				Maturity Date	Total Loan Capacity Amount (in millions)	Net Book Value of Collateral as of December 31, 2013 (in millions)
	2013	2012	Interest Rate	Payment Terms
Under Development (continued)
City Walk Mortgage Construction Loan	—	—	LIBOR plus 2.20%, adjusted monthly(7)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum	11/15/16 (plus two additional 12-month extensions)	32.5	11.6

Premier at Spring Town Center Mortgage Construction Loan	—	—	LIBOR plus 2.25%, adjusted monthly(7)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum	6/20/17 (plus one additional 18-month extension)	32.1	7.8

Office:
Real Estate Held for Sale:
Gwinnett Center Mortgage Loan	8.0	7.7	Variable adjusted to the greater of (i) 4.95% or (ii) LIBOR plus 3.50% per annum (7)	Monthly interest only payments through 10/17/2014. If extended, then monthly principal installments of $17,050 plus interest until maturity	10/17/14 (plus one additional 24-month extension)(5)	11.2	11.6

Total	$117.4	$44.5				$302.2	$227.9

FOOTNOTES:

(1)	The Long Point Joint Venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this mortgage loan. See Note 8, “Derivatives”.
(2)	The Company’s co-venture partner in the joint venture that owns the Whitehall Property guaranteed the loan on the property. In accordance with the terms of the loan agreements, their guaranty was reduced to 50% of the outstanding loan amount when the certificates of occupancy for the project were issued and was further reduced to 30% upon certain debt covenants of the loan being achieved.
(3)	The Company’s co-venture partner in the joint venture that owns the Crescent Crosstown Property had guaranteed 50% of all principal and 100% of all interest and bank fees of the loan on the property. In accordance with the terms of the loan agreements, their guaranty was reduced to 35% of all principal once all improvements in the property met all conditions of completion and all financial reporting requirements and covenants were met. Their guaranty is subject to further reduction to 15% of all principal once a Debt Service Coverage Ratio of 1.25:1.00 is achieved and maintained for a 90 day period.
(4)	The Patterson Joint Venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this construction loan.
(5)	Gwinnett Center is currently held for sale. Upon any such sale, the Company is required to repay this debt.
(6)	As of December 31, 2012, the Long Point Property had a construction loan which bore an interest rate of LIBOR plus 2.5% adjusted monthly, with an all-in interest rate floor of 3.25% per annum. This loan was refinanced in April 2013 with terms as described in the table above.
(7)	As of December 31, 2013, LIBOR was 0.17%.
(8)	The capacity amount under the loan is $28.2 million, which includes unused letters of credit of $1.8 million as of December 31, 2013.

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are effective after the respective property is operational. As of December 31, 2013, the Company was in compliance with all applicable debt covenants.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

7.	Indebtedness (continued)

Maturities of indebtedness for the next five years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of December 31, 2013:

2014	$8,214,238
2015	78,987,006
2016	2,842,944
2017	474,991
2018	473,991
Thereafter	26,367,040

$117,360,210

The estimated fair market value and carrying value of the Company’s debt were approximately $118.1 million and $117.4 million, respectively, as of December 31, 2013. As of December 31, 2012, the estimated fair market value and carrying value of the Company’s debt were approximately $44.9 million and $44.5 million, respectively. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of December 31, 2013 and 2012 because of the relatively short maturities of the obligations.

8.	Derivatives

In April 2013, the Long Point Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.5 million mortgage note secured by the Long Point Property in connection with the refinancing described in Note 7, “Indebtedness.” The Long Point Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 5.18% by obtaining a maximum interest rate cap through May 2018.

In June 2013, the Patterson Place Joint Venture also entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.1 million construction loan collateralized by the REALM Patterson Place Property. The interest rate cap became effective in November 2013 and will expire in July 2015. The Patterson Place Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above the 1.25% rate.

For both interest rate caps, management determined not to elect hedge accounting for financial reporting purposes. Changes in the fair value of the interest rate caps are recorded in interest and other income (loss) in the accompanying consolidated statements of operations.

The fair value of the Company’s interest rate derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

8.	Derivatives (continued)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company‘s results of operations.

As of December 31, 2013, the aggregate fair value of the interest rate caps was approximately $0.2 million and was included in other assets on the Company’s consolidated balance sheet. For the year ended December 31, 2013, the Company recognized an unrealized gain of $0.02 million in interest and other income (loss) due to changes in the fair value of the interest rate caps.

9.	Related Party Arrangements

The Company is externally advised and has no direct employees. Certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the offerings and a wholly owned subsidiary of CNL (the “Managing Dealer”), the Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to the following fees:

Managing Dealer – The Managing Dealer receives selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold in the Company’s offerings, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may be paid to participating broker dealers by the Managing Dealer.

Advisor – The Advisor and certain affiliates are entitled to receive fees and compensation in connection with the acquisition, management and sale of the Company’s assets, as well as the refinancing of debt obligations of the Company or its subsidiaries. In addition, the Advisor and its affiliates are entitled to reimbursement of actual costs incurred on behalf of the Company in connection with the Company’s organizational, offering, acquisition and operating activities. Pursuant to the advisory agreement, the Advisor receives investment services fees equal to 1.85% of the purchase price of properties (including its proportionate share of properties acquired through joint ventures) for services rendered in connection with the selection, evaluation, structure and purchase of assets. For development properties, the Company pays the investment services fee to the Advisor based upon the estimated budget for the development project. Upon completion of the project, the Company trues up the investment services fee based upon actual amounts spent. In addition, the Advisor is entitled to receive a monthly asset management fee of 0.08334% of the real estate asset value (as defined in the advisory agreement) of the Company’s properties, including its proportionate share of properties owned through joint ventures, as of the end of the preceding month.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

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

CNL Capital Markets Corp. – CNL Capital Markets Corp., an affiliate of CNL, received an initial set-up fee of $4.57 per investor and receives an annual maintenance fee of $19.20 per investor for providing certain administrative services to the Company pursuant to a services agreement. These fees are presented in the table below in investor administrative service fees.

For the years ended December 31, 2013, 2012 and 2011, the Company incurred the following fees due to the Managing Dealer in connection with its offerings:

	Year Ended December 31,
	2013	2012	2011
Selling commissions (1)	$5,066,677	$1,880,621	$1,907,808
Marketing support fees (1)	2,207,823	805,980	820,946

	$7,274,500	$2,686,601	$2,728,754

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

For the years ended December 31, 2013, 2012 and 2011, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	Year Ended December 31,
	2013	2012	2011
Reimbursable expenses:
Offering costs(1)(7)	$3,784,696	$1,367,328	$1,387,900
Investor administrative service fees(2)	63,001	39,325	22,052
All other operating and acquisition expenses(3)(8)	969,583	1,179,972	822,250

	4,817,280	2,586,625	2,232,202
Investment services fees(4)	2,805,989	1,994,830	708,447
Asset management fees(4)	1,098,709	444,674	49,980
Property management fees(5)	86,752	69,761	12,280
Financing coordination fee(6)	285,000	—	—

	$9,093,730	$5,095,890	$3,002,909

FOOTNOTE:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the consolidated statement of equity for each period presented.
(2)	Investor administrative service fees are included in general and administrative expenses for each period presented.
(3)	All other operating and acquisition expenses of $0.93 million, $1.14 million, and $0.80 million are included in general and administrative expenses for the years ended December 31, 2013, 2012 and 2011, respectively. The remaining operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for all periods presented.
(4)	For the years ended December 31, 2013, 2012 and 2011, approximately $2.8 million, $2.0 million and $0.4 million, respectively, of investment services fees and approximately $0.4 million, $0.2 million and $0, respectively, of asset management fees incurred by the Company above were capitalized as part of the cost of development properties. Investment services fees and asset management fees are included in acquisition fee and expenses, net of amounts capitalized, and asset management fees, net of amounts capitalized, respectively. Investment services fees and asset management fees related to Gwinnett Center, included in the amounts above, are included in income (loss) from discontinued operations for each period presented.
(5)	Property management fees included in the amounts above related to Gwinnett Center are included in income (loss) from discontinued operations for each period presented.
(6)	Financing coordination fee is included in loan costs, net.
(7)	Includes $0.01 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the year ended December 31, 2013. The reimbursable expenses include components of salaries, benefits and other overhead charges. No such reimbursable expenses were incurred during the years ended December 31, 2012 or 2011.
(8)	Includes $0.08 million and $0.02 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2013 and 2012. The reimbursable expenses include components of salaries, benefits and other overhead charges. No such reimbursable expenses were incurred during the year ended December 31, 2011.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2013	2012
Due to Managing Dealer:
Selling commissions	$12,246	$52,207
Marketing support fees	30,688	22,375

	42,934	74,582

Due to Property Manager:
Property management fees	29,634	57,046

Due to the Advisor and its affiliates:
Reimbursable offering costs	53,592	37,569
Reimbursable operating expenses	1,254,181	1,010,613

	1,307,773	1,048,182

	$1,380,341	$1,179,810

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

During 2013, total operating expenses in excess of the Limitation were $0.29 million, all of which related to the Expense Year ended June 30, 2013. For the Expense Years ended December 31, 2012 and 2011, the Company incurred $0.8 million and $1.2 million, respectively, of operating expenses in excess of the Limitation. The Company’s independent directors determined that such amounts were justified based upon a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of the Company, and its stock distributions,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Organizational and offering costs become a liability to the Company only to the extent selling commissions, the marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s offerings as described in Note 10, “Stockholders’ Equity.” The Advisor has incurred an additional $6.0 million of costs on behalf of the Company in connection with the offerings (exceeding the 15% limitation on costs) as of December 31, 2013. These costs may be recognized by the Company in future periods as the Company receives future offering proceeds to the extent such costs are within such 15% limitation.

Transactions with Other Related Parties – During the year ended December 31, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company in three of its multifamily development projects as of December 31, 2013. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In connection therewith, during the year ended December 31, 2013, approximately $1.3 million in development fees were incurred and are included in the Company’s consolidated financial statements as part of the cost of the applicable development projects.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

9.	Related Party Arrangements (continued)

In June 2013, the Crescent Cool Springs Joint Venture purchased land located in Franklin, Tennessee for approximately $5.0 million from Crescent. The Company entered into an additional joint venture with Crescent during January 2014. See Note 14, “Subsequent Events”.

10.	Stockholders’ Equity

Public Offering – As of December 31, 2013, the Company had received aggregate offering proceeds of approximately $143.0 million.

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

For the years ended December 31, 2013, 2012 and 2011, the Company incurred approximately $11.1 million, $4.1 million and $4.1 million, respectively, in stock issuance and other offering costs, as described in the discussion of selling commissions and marketing support fees and offering expenses in Note 9, “Related Party Arrangements.”

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

Effective October 1, 2012, the Company’s board of directors amended the distribution policy, authorizing a monthly stock distribution declaration equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing for each calendar quarter until terminated or amended by the Company’s board. Effective October 2012, the shares pursuant to this policy will be issued on or before the last business day of the applicable calendar quarter.

During the years ended December 31, 2013, 2012 and 2011, the Company declared 816,952 shares, 472,462 shares and 223,892 shares of common stock, respectively, as stock distributions. The shares declared for the quarters ended December 31, 2013 and 2012 were issued prior to December 31, 2013 and 2012, respectively. The shares declared for the quarter ended December 31, 2011 were issued in January 2012. These distributions of new common shares are not taxable to the recipient stockholders when received.

Redemption Plan – The Company has adopted a share redemption plan that allows a stockholder who holds shares for at least one year to request that the Company redeem between 25% and 100% of its shares. If the Company has sufficient funds available to do so and if its board of directors chooses, in its sole discretion, to redeem shares, the aggregate number of shares the Company may redeem in any calendar year subject to conditions and limitations, including:

•	if the Company elects to redeem shares, some or all of the proceeds from the sale of shares, if any, under its distribution reinvestment plan attributable to any quarter may be used to redeem shares presented for redemption during such quarter. In addition, the Company may use up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes); and

•	no more than 5% of the weighted average number of shares of the Company’s common stock outstanding during a 12-month period may be redeemed during such 12-month period.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

10.	Stockholders’ Equity (continued)

Subject to certain restrictions discussed above, the Company may redeem shares, including fractional shares, from time to time, at an amount equal to its then current estimated net asset value per share, as published from time to time in its Annual Report on Form 10-K, Quarterly Report on Form 10-Q and/or Current Report on Form 8-K with the Commission. The price for the repurchase of shares shall not exceed an amount (the “Redemption Cap”) equal to the lesser of (i) the then current public offering price for the Company’s shares (other than the price at which shares are sold under the Company’s distribution reinvestment plan) during the period of any on-going public offering; and (ii) the purchase price paid per share by the stockholder. For purposes of determining the Redemption Cap, shares issued as stock distributions prior to July 1, 2013 will be deemed to have a purchase price equal to $10.00 per share, and shares issued as stock distributions after June 30, 2013 will be deemed to have a purchase price equal to the estimated net asset value per share as last determined by the Company’s board of directors at the time the shares are recorded in its stock register by its transfer agent.

During the year ended December 31, 2013, the Company received and accepted redemption requests for 70,699 shares of common stock at an average redemption price of $9.73 per share for approximately $0.7 million. During the year ended December 31, 2012, the Company received and accepted redemption requests for 65,046 shares of common stock at an average redemption price of $9.41 per share for approximately $0.6 million. Redemptions were funded with offering proceeds. The Company did not receive any redemption requests for the year ended December 31, 2011. Shares redeemed are retired and not available for reissue.

The Company’s board of directors has the ability, in its sole discretion, to amend or suspend the redemption plan or to waive any specific conditions if such action is deemed to be in the Company’s best interest or the best interest of the stockholders.

11.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s eight multifamily development properties under construction as of December 31, 2013, the Company has committed to fund approximately $182.1 million in remaining development and other costs as of December 31, 2013. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

See Note 9, “Related Party Arrangements” for information on contingent amounts due to the Company’s Advisor in connection with its offering of shares and expenses thereof.

12.	Concentration of Credit Risk

As of December 31, 2013, all of the Company’s properties were located in the southeastern and sunbelt regions of the United States, including four properties in Texas and three in North Carolina.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

13.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2013 and 2012:

2013 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$1,240,165	$1,638,432	$2,307,931	$2,792,771	$7,979,299

Loss from continuing operations	$(566,651)	$(843,076)	$(1,012,600)	$(1,437,778)	$(3,860,105)
Income (loss) from discontinued operations	(107,918)	(10,942)	37,502	43,231	(38,127)

Net loss including noncontrolling interests	(674,569)	(854,018)	(975,098)	(1,394,547)	(3,898,232)
Net loss from continuing operations attributable to noncontrolling interests	(18,775)	(96,356)	(149,144)	(351,738)	(616,013)

Net loss attributable to common stockholders	$(655,794)	$(757,662)	$(825,954)	$(1,042,809)	$(3,282,219)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.06)	$(0.07)	$(0.07)	$(0.08)	$(0.29)

Discontinued operations	$(0.01)	$—	$—	$—	$—

Weighted average number of shares of common stock outstanding (basic and diluted)(1)	9,310,757	11,252,164	11,306,465	13,634,823	11,387,852

2012 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$—	$30,556	$476,997	$878,673	$1,386,226

Loss from continuing operations	(484,340)	(722,016)	(483,798)	(305,029)	(1,995,183)
Loss from discontinued operations	(348,224)	(327,912)	(303,702)	(161,466)	(1,141,304)

Net loss including noncontrolling interests	(832,564)	(1,049,928)	(787,500)	(466,495)	(3,136,487)
Net loss from continuing operations attributable to noncontrolling interests	(1,593)	(11,136)	(6,136)	6,330	(12,535)

Net loss attributable to common stockholders	$(830,971)	$(1,038,792)	$(781,364)	$(472,825)	$(3,123,952)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.07)	$(0.10)	$(0.06)	$(0.04)	$(0.27)

Discontinued operations	$(0.06)	$(0.04)	$(0.04)	$(0.02)	$(0.15)

Weighted average number of shares of common stock outstanding (basic and diluted)(1)	6,308,291	7,171,365	7,798,842	8,313,740	7,400,590

FOOTNOTE:

(1)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued through December 31, 2013 are treated as if they were outstanding for the full period presented.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

14.	Subsequent Events

In January 2014, the Company entered into a purchase and sale agreement for the sale of Gwinnett Center to an unrelated third party at a price of $15.8 million. The sale of the Gwinnett Center is subject to numerous customary conditions, and the Company anticipates that the sale of the Gwinnett Center will be consummated in the first half of 2014.

During January 2014, the Company acquired a 60% interest through a joint venture (“Crescent Gateway Joint Venture”) in a multifamily development property located in Altamonte Springs, Florida (“Crescent Gateway Property”). In January 2014, the Crescent Gateway Joint Venture purchased the land located in Altamonte Springs, Florida for approximately $4.5 million from Crescent. The Crescent Gateway Joint Venture intends to construct and operate a 249-unit “Class A” urban style multifamily residential community on the property and in connection therein entered into a development agreement with an affiliate of Crescent Communities, LLC. Pursuant to the development agreement, the maximum development budget for the Crescent Gateway Property is approximately $38.2 million, including the purchase price of the land. In connection with the development of the project, Crescent Gateway Joint Venture closed on a construction loan of up to approximately $28.5 million. The loan will bear interest at the LIBOR rate, adjusted monthly, plus 2.40% per annum.

During February 2014, the Company acquired a 54% interest through a joint venture (“Aura at The Rim Joint Venture”) in a multifamily development property located in San Antonio, Texas (“Aura at The Rim Property”). In February 2014, the Aura at The Rim Joint Venture closed on the land located in San Antonio, Texas for approximately $5.8 million. The Aura at The Rim Joint Venture intends to construct and operate a 308-unit “Class A” urban style multifamily residential community on the property and in connection therein entered into a development agreement with an affiliate of Trinsic Residential Group LP, LLC. Pursuant to the development agreement, the maximum development budget for the Aura at The Rim Property is approximately $39.2 million, including the purchase price of the land.

During March 2014, the Company made an initial investment, with an expected 95% interest upon the occurrence of certain events, through a joint venture (“Oxford Square Joint Venture”) in a multifamily development property located in Hanover, Maryland (“Oxford Square Property”). In March 2014, the Oxford Square Joint Venture closed on the land located in Hanover, Maryland for approximately $9.9 million. The Oxford Square Joint Venture intends to construct and operate a 248-unit “Class A” urban style multifamily residential community on the property and in connection therein entered into a development agreement with an affiliate of Woodfield Investments, LLC. Pursuant to the development agreement, the maximum development budget for the Oxford Square Property is approximately $51.3 million, including the purchase price of the land.

The Company’s board of directors declared a monthly stock distribution of 0.006666667 shares on each outstanding share of common stock on January 1, 2014, February 1, 2014 and March 1, 2014. In March 2014, stock distributions of 325,340 shares were issued related to the aforementioned distributions declared.

During the period January 1, 2014 through March 12, 2014, the Company received additional subscription proceeds of approximately $27.0 million from its Follow-On Offering.

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

Based on management’s assessment, our Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (1992).”

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April  30, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2013

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 86 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2014.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Andrew A Hyltin
ANDREW A. HYLTIN
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rosemary Q Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M Seneff James M. Seneff, Jr.	Chairman of the Board	March 24, 2014

/s/ Stephen P Elker Stephen P. Elker	Independent Director	March 24, 2014

/s/ Mary Lou Fiala Mary Lou Fiala	Independent Director	March 24, 2014

/s/ Andrew A Hyltin Andrew A. Hyltin	President and Chief Executive Officer (Principal Executive Officer)	March 24, 2014

/s/ Rosemary Q Mills Rosemary Q. Mills	Chief Financial Officer (Principal Financial Officer)	March 24, 2014

/s/ Ixchell C Duarte Ixchell C. Duarte	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2013 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2014 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Third Articles of Amendment and Restatement. (Previously filed as Exhibit 3.1 to Current Report on Form 8-K/A filed July 23, 2013, and incorporated herein by reference.)

3.2	Third Amended and Restated Bylaws. (Previously filed as Exhibit 3.2 to Current Report on Form 8-K/A filed July 23, 2013, and incorporated herein by reference.)

3.2.1	First Amendment to the Third Amended and Restated Bylaws. (Previously filed as Exhibit 3.3 to Current Report on Form 8-K filed on December 11, 2013 and incorporated herein by reference.)

4.1	Form of Subscription Agreement (Previously filed as Appendix B to Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-184308) filed August 13, 2013, and incorporated herein by reference.), and incorporated herein by reference.)

4.2	Form of Amended and Restated Distribution Reinvestment Plan, effective as of August 16, 2013 (Previously filed as Appendix C to Pre-Effective Amendment Three to the Registration on Form S-11 (File No. 333-184308) filed August 13, 2013, and incorporated herein by reference.)

4.3	Form of Amended and Restated Redemption Plan, effective as of August 16, 2013 (Previously filed as Appendix D to Pre-Effective Amendment Three to the Registration on Form S-11 (File No. 333- 184308) filed August 13, 2013, and incorporated herein by reference.)

4.4	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.1	Second Amended and Restated Limited Partnership Agreement of Global Growth, LP (Previously filed as Exhibit 10.1 to Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.2	Fourth Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.3	Second Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.2 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.4	Service Agreement. (Previously filed as Exhibit 10.5.2 to the Annual Report on Form 10-K filed on March 14, 2012, and incorporated herein by reference.)

10.5	Form of Indemnification Agreement between CNL Growth Properties, Inc. and Andrew A. Hyltin dated February 28, 2011 and effective as of November 1, 2010; Holly J. Greer dated January 10, 2012 and effective as of August 9, 2011; Ixchell Duarte dated June 19, 2012; each of James M. Seneff, Jr., Steven D. Shackelford, Stephen P. Elker and Mary Lou Fiala dated December 10, 2012, and for each of Kent Crittenden, Erin M. Gray, Scott C. Hall and John F. Starr dated December 11, 2012, and for Rosemary Q. Mills dated April 1, 2013. (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed March 21, 2013, and incorporated herein by reference.)

10.6	Agreement for Purchase and Sale of Real Property dated November 10, 2010 between Redus SC Land, LLC and Woodfield Investments, LLC, and amendments thereto. (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.6.1	Assignment of Agreement for Purchase and Sale of Real Property dated May 20, 2011 between Woodfield Investments, LLC and GR-105 Long Point Venture, LLC. (Previously filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.7	Building Loan Agreement (Commercial Building) dated May 20, 2011 between GR-105 Long Point Venture, LLC and Wells Fargo Bank, National Association. (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.7.1	Promissory Note Secured by Mortgage dated May 20, 2011 by GR-105 Long Point Venture, LLC in favor of Wells Fargo Bank, National Association. (Previously filed as Exhibit 10.2.1 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.8	Limited Liability Company Agreement of GR-105 Long Point Venture, LLC executed on or about May 20, 2011. (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference.)

10.9	Purchase and Sale Agreement effective August 17, 2011 between Leeward Strategic Properties, Inc. and Global Growth, L.P. (Previously filed Exhibit 10.1 to Current Report on Form 8-K filed on October 6, 2011 and incorporated herein by reference.)

10.9.1	Assignment of Purchase and Sale Agreement dated October 17, 2011 between Global Growth, L.P. and GGT Gwinnett Center GA, LLC. (Previously filed Exhibit 10.1.1 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.10	Assignment and Assumption of Leases dated October 17, 2011 between Leeward Strategic Properties, Inc. and GGT Gwinnett Center GA, LLC. (Previously filed Exhibit 10.2 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.11	Credit Line Loan Agreement dated October 17, 2011 between RBC Bank and GGT Gwinnett Center GA, LLC (Previously filed Exhibit 10.3 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.11.1	Promissory Note ($11,150,000) dated October 17, 2011 by GGT Gwinnett Center GA,, LLC in favor of RBC Bank. (Previously filed Exhibit 10.3.1 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.11.2	Limited Continuing Guaranty Agreement dated October 17, 2011 by Global Growth Trust, Inc. f/b/o RBC Bank. (Previously filed Exhibit 10.3.2 to Current Report on Form 8-K filed on October 20, 2011 and incorporated herein by reference.)

10.12	Limited Liability Company Agreement of GGT Whitehall Venture NC, LLC dated January 9, 2012. (Previously filed as Exhibit 10.13 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.13	Agreement for Purchase and Sale of Real Property dated June 30, 2011 between Woodfield Acquisitions, LLC and Whitehall Corporate Center Development Limited Partnership, and amendments thereto. (Previously filed as Exhibit 10.14 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.13.1	Assignment of Agreement for Purchase and Sale of Real Property dated February 22, 2012 between Woodfield Acquisitions, LLC and GGT Whitehall Venture NC, LLC. (Previously filed as Exhibit 10.14.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.14	Construction Loan Agreement dated February 24, 2012 between GGT Whitehall Venture NC, LLC and Regions Bank. (Previously filed as Exhibit 10.15 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.14.1	Secured Promissory Note ($22,275,000) dated February 24, 2012 by GGT Whitehall Venture NC, LLC in favor of Regions Bank. (Previously filed as Exhibit 10.15.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.15	Limited Liability Company Agreement of GGT Crescent Crosstown FL Venture, LLC dated March 27, 2012. (Previously filed as Exhibit 10.16 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.16	Sales Contract dated March 24, 2012 between Crosstown Owner LLC and Crescent Resources, LLC, and amendments thereto. (Previously filed as Exhibit 10.17 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.16.1	Assignment of Sales Contract dated March 27, 2012 between Crescent Resources, LLC and GGT Crescent Crosstown FL Venture, LLC. (Previously filed as Exhibit 10.17.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.17	Construction Loan Agreement dated March 27, 2012 between GGT Crescent Crosstown FL Venture, LLC and U.S. Bank National Association. (Previously filed as Exhibit 10.18 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.17.1	Promissory Note ($26,736,443) dated March 27, 2012 by GGT Crescent Crosstown FL Venture, LLC in favor of U.S. Bank National Association. (Previously filed as Exhibit 10.18.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.18	Limited Liability Company Agreement of GGT Crescent Alexander NC Venture, LLC dated November 27, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.19	Development Agreement dated November 27, 2012 between Crescent Development, LLC and GGT Crescent Alexander NC Venture, LLC. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.20	Construction Loan Agreement dated November 27, 2012 between GGT Crescent Alexander NC Venture, LLC and Regions Bank. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.20.1	Secured Promissory Note ($25,000,000) dated November 27, 2012 by GGT Crescent Alexander NC Venture, LLC in favor of Regions Bank. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.21	Limited Liability Company Agreement of GGT TRG Castle Hills TX, LLC dated November 30, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.22	Development Agreement dated November 30, 2012 between Trinsic Residential Group, LP and GGT TRG Castle Hills TX, LLC. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.23	Construction Loan and Security Agreement dated November 30, 2012 between GGT TRG Castle Hills TX, LLC and JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.23.1	Promissory Note ($24,438,192) dated November 30, 2012 by GGT TRG Castle Hills TX, LLC in favor of JPMorgan Chase Bank, N.A. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.24	Purchase and Sale Agreement effective February 10, 2012 between Parkside/Grand Reserve, LTD. and Trinsic Acquisition Company, LLC. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.24.1	Assignment of Purchase and Sale Agreement dated December 20, 2012 between Trinsic Acquisition Company, LLC and GGT TRG Grand Lakes TX, LLC. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.25	Limited Liability Company Agreement of GGT TRG Grand Lakes TX, LLC dated December 20, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.26	Development Agreement dated December 20, 2012 between Trinsic Residential Group, LP and GGT TRG Grand Lakes TX, LLC. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.27	Construction Loan Agreement dated December 20, 2012 between Texas Capital Bank, National Association and GGT TRG Grand Lakes TX, LLC. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.27.1	Promissory Note ($21,470,000) dated December 20, 2012 by GGT TRG Grand Lakes TX, LLC in favor of Texas Capital Bank, National Association. (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.28	Multifamily Loan and Security Agreement (Non-Recourse) By and Between GR-105 Long Point Venture, LLC and Wells Fargo Bank, National Association, dated as of May 2, 2013. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 8, 2013 and incorporated herein by reference.)

10.29	Purchase and Sale Agreement by and between Boulevard Forest & Trees LLC and Bainbridge Communities Acquisition I, LLC, effective as of March 5, 2012, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.29.1	Assignment and Assumption of Purchase and Sale Agreement by Bainbridge Communities Acquisition I, LLC and GGT Patterson Place NC Venture, LLC, executed as of June 27, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.30	Limited Liability Company Agreement of GGT Patterson Place NC Venture, LLC, effective as of June 25, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.31	Construction Loan Agreement between GGT Patterson Place NC Venture, LLC and First-Citizens Bank & Trust Company, dated as of June 26, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.31.1	Promissory Note in the original principal amount of $28,095,674, by GGT Patterson Place NC Venture, LLC, in favor of First-Citizens Bank & Trust Company, dated June 26, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.32	Sales Contract by and between Crescent Communities, LLC, as Seller and GGT Crescent Cool Springs TN Venture, LLC, as Purchaser, effective as of June 28, 2013. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.33	Limited Liability Company Agreement of GGT Crescent Cool Springs TN Venture, LLC, effective as of June 28, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.34	Construction Loan Agreement between Fifth Third Bank and GGT Crescent Cool Springs TN Venture, LLC, dated as of June 28, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.35	Purchase and Sale Agreement by and between CPG Houston Holdings, L.P., as Seller and Allen Harrison Development, LLC, as Purchaser, dated March 4, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.35.1	Assignment and Assumption of Purchase and Sale Agreement by and between Allen Harrison Development, LLC and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.36	Limited Liability Company Agreement of GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.37	Construction Loan Agreement between Texas Capital Bank, National Association and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.37.1	Promissory Note in the original principal amount of $21,742,500, by GGT AHC Fairfield TX, LLC in favor of Texas Capital Bank, National Association, dated September 24, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.38	Purchase and Sale Agreement by and between Roswell Commons Group, L.P., as Seller and Lennar Multifamily Investors, LLC, as Purchaser, dated January 10, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.38.1	Assignment and Assumption of Purchase and Sale Agreement by and between Lennar Multifamily Communities, LLC and GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.39	Limited Liability Company Agreement of GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.40	Construction Loan Agreement between Regions Bank and GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.40.1	Promissory Note in the original principal amount of $32,473,428, by GGT LMI City Walk GA, LLC in favor of Regions Bank, dated November 15, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.41	Real Estate Purchase Agreement by and between Grand-Kuykendahl, Ltd., as Seller and MCRT Investments LLC, as Purchaser, dated March 18, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.41.1	Assignment and Assumption of Purchase and Sale Agreement by and between MCRT Investments LLC and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.42	Limited Liability Company Agreement of GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.43	Construction Loan Agreement between Synovus Bank and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.43.1	Promissory Note in the original principal amount of $32,060,000, by GGT Spring Town TX, LLC in favor of Synovus Bank, dated December 20, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.44	Sales Contract by and between Crescent Communities, LLC, as Seller and GGT Crescent Gateway FL Venture, LLC, as Purchaser, dated January 31, 2014 (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.45	Limited Liability Company Agreement of GGT Crescent Gateway FL Venture, LLC, dated January 31, 2014 (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.46	Construction Loan Agreement by and between GGT Crescent Gateway FL Venture, LLC and PNC Bank, N.A. dated January 31, 2014 (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.46.1	Promissory Note in the original principal amount of $28,500,000, by GGT Crescent Gateway FL Venture, LLC in favor of PNC Bank, N.A. dated January 31, 2014 (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2013 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition
Property/Location	Encumbrances	Land & Land Improvements (1)	Buildings & Building Improvements	Tenant Improvements	Land and Improvements	Building and Building Improvements	Tenant Improvements	Construction in Process

Operating:
Long Point Property (5)
Mount Pleasant, South Carolina	$28,500	$3,543	$—	$—	$2,583	$21,091	$—	$—
Whitehall Property (5)
Charlotte, South Carolina	22,275	2,887	—	—	3,579	19,397	—
Crescent Crosstown Property(5)
Tampa, Florida	24,551	4,372	—	—	4,059	24,484	—	—

Under Development:
Crescent Alexander Village Property (5)
Charlotte, North Carolina	2,658	2,435	—	—	—	—	—	11,014
Aura Castle Hills Property (5)
Lewisville, Texas	17,312	4,470	—	—	355	8,849	—	16,213
Aura Grand Property (5)
Katy, Texas	11,717	2,999	—	—	280	7,371	—	14,318
REALM Patterson Place Property (5)
Durham, North Carolina	—	4,583	—	—	—	—	—	7,955
Crescent Cool Springs Property (5)
Cool Springs, Tennessee	696	5,096	—	—	—	—	—	9,176
Remington Fairfield Property (5)
Cypress, Texas	1,672	3,233	—	—	—	—	—	5,932
City Walk Property (5)
Roswell, Georgia	1	8,114	—	—	—	—	—	3,453
Premier at Spring Town Center Property (5)
Spring, Texas	1	5,186	—	—	—	—	—	2,576

Real Estate Held for Sale:
Gwinnett Center
Duluth, Georgia	7,977	3,020	7,930	220	14	66	622	—

	$117,360	$49,938	$7,930	$220	$10,869	$81,259	$622	$70,637

	Gross Amounts at which Carried at Close of Period (6)
Property/Location	Land & Land Improvements	Buildings & Building Improvements	Construction in Process	Tenant Improvements	Total	Accumulated Depreciation	Date of Construction		Date Acquired	Life on which depreciation in latest income statement is computed

Operating:
Long Point Property (5)
Mount Pleasant, South Carolina	$6,188	$21,138	$—	$—	$27,326	$(986)	2012		5/20/2011		(4)
Whitehall Property (5)
Charlotte, South Carolina	6,466	19,397	—	—	25,863	(605)	2013		2/24/2012		(4)
Crescent Crosstown Property(5)
Tampa, Florida	8,434	24,484	—	—	32,918	(459)	2013		3/27/2012		(4)

Under Development:
Crescent Alexander Village Property (5)
Charlotte, North Carolina	2,435	—	11,014	—	13,449	—		(2)	11/27/2012		(4)
Aura Castle Hills Property (5)
Lewisville, Texas	4,825	8,849	16,213	—	29,887	(42)		(2)	11/30/2012		(4)
Aura Grand Property (5)
Katy, Texas	3,279	7,371	14,318	—	24,968	(33)		(2)	12/20/2012		(4)
REALM Patterson Place Property (5)
Durham, North Carolina	4,583	—	7,955	—	12,538	—		(2)	6/27/2013		(4)
Crescent Cool Springs Property (5)
Cool Springs, Tennessee	5,096	—	9,176	—	14,272	—		(2)	6/28/2013		(4)
Remington Fairfield Property (5)
Cypress, Texas	3,233	—	5,932	—	9,165	—		(2)	9/24/2013		(4)
City Walk Property (5)
Roswell, Georgia	8,114	—	3,453	—	11,567	—		(2)	11/15/2013		(4)
Premier at Spring Town Center Property (5)
Spring, Texas	5,185	—	2,576	—	7,761	—		(2)	12/20/2013		(4)

Real Estate Held for Sale:
Gwinnett Center
Duluth, Georgia	3,034	7,996	—	842	11,872	(489)		(3)	10/17/2011		(4)

	$60,872	$89,235	$70,637	$842	$221,586	$(2,614)

Transactions in real estate and accumulated depreciation as of December 31, 2013 are as follows:

Real Estate
Balance at December 31, 2010	$—
2011 Acquisitions	20,127

Balance at December 31, 2011	$20,127
2012 Acquisitions	72,952

Balance at December 31, 2012	$93,079
2013 Acquisitions	128,507

Balance at December 31, 2013	$221,586

Accumulated Depreciation
Balance at December 31, 2010	$—
2011 Depreciation	(48)

Balance at December 31, 2011	$(48)
2012 Depreciation	(598)

Balance at December 31, 2012	$(646)
2013 Depreciation	(1,968)

Balance at December 31, 2013	$(2,614)

FOOTNOTES:

(1)	Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets for properties under development.
(2)	As of December 31, 2013, these properties were under development.
(3)	Three buildings built in 1990, 1999 and 2000, respectively.
(4)	Land improvements are depreciated over 15 years. Building and building improvements are depreciated over 39 years. Tenant improvements, if any, are depreciated over the lesser of their useful life or the terms of their respective leases.
(5)	These properties are owned through separate joint venture agreements. As these entities are consolidated, the amounts presented include 100% of the costs of the venture.
(6)	The aggregate cost for federal income tax purposes is approximately $227.0 million.