Form 10-Q
period 2014-03-31
CNL Growth Properties, Inc.
filed 2014-05-14
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 30, 2014 was 21,691,523.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS

Real estate assets, net:
Operating real estate assets, net (including VIEs $135,204,018 and $110,168,517, respectively)	$137,411,111	$112,390,592
Construction in process, including land (including VIEs $128,680,349 and $98,722,670, respectively)	136,044,195	103,828,508

Total real estate assets, net	273,455,306	216,219,100
Real estate held for sale	—	13,640,148
Cash and cash equivalents (including VIEs $3,554,067 and $3,192,616 respectively)	61,204,833	35,827,614
Restricted cash (including VIEs $1,847,952 and $2,155,352, respectively)	1,847,952	2,155,352
Loan costs, net (including VIEs $2,633,562 and $2,249,698, respectively)	2,887,733	2,560,176
Other assets (including VIEs $2,619,508 and $1,968,385, respectively)	2,720,253	2,090,003

Total Assets	$342,116,077	$272,492,393

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $137,748,676 and $109,382,967, respectively)	$137,748,676	$117,360,210
Accrued development costs (including VIEs $19,135,175 and $15,805,117, respectively)	19,135,175	15,805,117
Due to related parties	2,588,051	1,380,341
Accounts payable and other accrued expenses (including VIEs $1,407,266 and $857,280, respectively)	1,979,054	1,262,222
Other liabilities (including VIEs $2,594,069 and $1,732,951, respectively)	2,721,991	2,306,392

Total Liabilities	164,172,947	138,114,282

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 19,671,663 and 15,529,061 shares issued and 19,522,986 and 15,393,316 outstanding, respectively	195,230	153,933
Capital in excess of par value	156,084,010	120,627,485
Accumulated deficit	(9,721,670)	(9,818,401)

Total Stockholders’ Equity	146,557,570	110,963,017
Noncontrolling interests	31,385,560	23,415,094

Total Equity	177,943,130	134,378,111

Total Liabilities and Equity	$342,116,077	$272,492,393

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues:
Rental income from operating leases	$3,372,216	$1,240,165

Total revenues	3,372,216	1,240,165

Expenses:
Property operating expenses	2,031,296	553,683
General and administrative	892,590	579,552
Asset management fees, net of amounts capitalized	244,078	86,918
Property management fees	136,965	68,040
Acquisition fees and expenses, net of amounts capitalized	47,093	14,737
Depreciation	1,281,574	459,776

Total expenses	4,633,596	1,762,706

Operating loss	(1,261,380)	(522,541)

Other income (expense):
Interest and other income (expense)	(44,500)	386
Interest expense and loan cost amortization, net of amounts capitalized	(227,536)	(44,496)

Total other expense	(272,036)	(44,110)

Loss from continuing operations	(1,533,416)	(566,651)

Income (loss) from discontinued operations (including gain on sale of property of $1,219,693 and $0, respectively)	1,310,557	(107,918)

Net loss including noncontrolling interests	(222,859)	(674,569)

Net loss from continuing operations attributable to noncontrolling interests	319,590	18,775

Net income (loss) attributable to common stockholders	$96,731	$(655,794)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.07)	$(0.06)
Discontinued operations	0.08	(0.01)

Net income (loss) per share of common stock (basic and diluted)	$0.01	$(0.07)

Weighted average number of shares of common stock outstanding (basic and diluted)	17,178,038	9,310,732

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2012	7,456,989	$74,570	$57,058,592	$(6,536,182)	$50,596,980	$9,849,660	$60,446,640
Subscriptions received for common stock through public offering	7,190,074	71,900	75,323,160	—	75,395,060	—	75,395,060
Redemptions of common stock	(70,699)	(707)	(686,901)	—	(687,608)	—	(687,608)
Stock issuance and offering costs	—	—	(11,059,196)	—	(11,059,196)	—	(11,059,196)
Stock distributions	816,952	8,170	(8,170)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	14,644,810	14,644,810
Distributions to noncontrolling interests	—	—	—	—	—	(463,363)	(463,363)
Net loss	—	—	—	(3,282,219)	(3,282,219)	(616,013)	(3,898,232)

Balance at December 31, 2013	15,393,316	153,933	120,627,485	(9,818,401)	110,963,017	23,415,094	134,378,111
Subscriptions received for common stock through public offering	3,817,286	38,173	41,690,155	—	41,728,328	—	41,728,328
Redemptions of common stock	(12,931)	(129)	(127,793)	—	(127,922)	—	(127,922)
Stock issuance and offering costs	—	—	(6,102,584)	—	(6,102,584)	—	(6,102,584)
Stock distributions	325,315	3,253	(3,253)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	8,335,137	8,335,137
Distributions to noncontrolling interests	—	—	—	—	—	(45,081)	(45,081)
Net income (loss)	—	—	—	96,731	96,731	(319,590)	(222,859)

Balance at March 31, 2014	19,522,986	$195,230	$156,084,010	$(9,721,670)	$146,557,570	$31,385,560	$177,943,130

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(222,859)	$(674,569)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,281,574	727,311
Amortization of above- and below-market leases	—	13,488
Amortization of loan costs	36,279	5,864
Amortization of lease costs	—	17,749
Gain on sale of real estate held for sale	(1,219,693)	—
Loss on extinguishment of debt	32,787	—
Unrealized loss from change in fair value of interest rate caps	57,889	—
Straight-line rent adjustments	39,088	(94,644)
Changes in operating assets and liabilities:
Other assets	(83,127)	(141,263)
Due to related parties	(213,503)	51,908
Accounts payable and other accrued expenses	451,825	117,904
Other liabilities	(48,132)	(17,069)

Net cash provided by operating activities	112,128	6,679

Investing Activities:
Development property costs, including land and capital expenditures	(52,791,676)	(18,544,528)
Capital expenditures on real estate held for sale	(126,492)	(207,480)
Payment of lease costs	—	(67,169)
Proceeds from sale of property	14,986,333	—
Changes in restricted cash	307,400	—

Net cash used in investing activities	(37,624,435)	(18,819,177)

Financing Activities:
Subscriptions received for common stock through public offering	41,728,328	16,243,391
Stock issuance and offering costs	(5,516,537)	(2,182,975)
Redemptions of common stock	(367,205)	(507,713)
Proceeds from mortgage and construction notes payable	28,365,708	12,891,963
Payments of mortgage and construction notes payable	(7,977,242)	—
Payment of refinancing deposit	(564,300)	—
Payment of loan costs	(569,282)	(15,000)
Contributions from noncontrolling interests	7,835,137	1,671,030
Distributions to noncontrolling interests	(45,081)	(7,794)

Net cash provided by financing activities	62,889,526	28,092,902

Net Increase in Cash and Cash Equivalents	25,377,219	9,280,404
Cash and Cash Equivalents at Beginning of Period	35,827,614	14,996,307

Cash and Cash Equivalents at End of Period	$61,204,833	$24,276,711

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$19,135,175	$9,565,882

Stock issuance and offering costs	$682,574	$331,704

Redemptions of common stock	$127,922	$33,916

Loan cost amortization capitalized on development properties	$235,404	$133,720

Noncontrolling interests non-cash contributions	$500,000	$—

Noncontrolling interests construction advance	$703,012	$—

Stock distributions declared (at par)	$3,253	$1,579

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

1.	Business and Organization

CNL Growth Properties, Inc. was organized in Maryland on December 12, 2008. The term “Company” includes, unless the context otherwise requires, CNL Growth Properties, Inc., Global Growth, LP, a Delaware limited partnership (the “Operating Partnership”), Global Growth GP, LLC and other subsidiaries (including variable interest entities) of CNL Growth Properties, Inc. The Company operates, and has elected to be taxed, as a real estate investment trust (“REIT”) for U.S. federal income tax purposes commencing with its taxable year ended December 31, 2010.

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

On October 20, 2009, the Company commenced its initial public offering of up to $1.5 billion of shares of common stock (150 million shares of common stock at $10.00 per share) (the “Initial Offering”) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The Initial Offering closed on April 7, 2013, with the Company having received aggregate proceeds of approximately $94.2 million since inception. On August 19, 2013, the Company commenced a follow-on offering of up to $200 million of shares of common stock (at a price of $10.84 per share through January 15, 2014 and $11.00 per share thereafter) (the “Follow-On Offering”). The Follow-On Offering closed on April 11, 2014, with the Company having received aggregate proceeds of approximately $114.1 million from such offering.

As of March 31, 2014, the Company owned interests in 14 Class A multifamily properties, three of which were operational and as to which development was complete and 11 of which were under development, including two of which were partially operational. The Company had a total of 1,419 completed apartment units as of March 31, 2014 and expects to have more than 4,200 units once construction is completed on its properties owned and under development as of March 31, 2014.

As of March 31, 2014, each of the Company’s multifamily properties was owned through a joint venture in which it had co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2013, the Company also owned a multi-tenant, three building office complex that was held for sale and subsequently sold during the three months ended March 31, 2014.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2014 may not be indicative of the results expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidation and Variable Interest Entities – The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation. In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements. In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to net income (loss) attributable to common stockholders do not include noncontrolling interests in the Company’s VIE’s, which the Company reports separately.

Other Liabilities – In March 2014, the Company acquired an ownership interest in a consolidated joint venture that acquired a parcel of land on which it plans to develop a multifamily community located in Hanover, Maryland (the “Oxford Square Property”). During the three months ended March 31, 2014, the Company’s co-venture partner had temporarily advanced approximately $0.7 million of construction and development costs relating to the Oxford Square Property pending the joint venture obtaining a construction loan for the development of the property. The advance is to be repaid to the Company’s co-venture partner upon the closing of an acceptable construction loan.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360) which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the amendments of ASU 2014-08. However, these amendments are expected to impact the Company’s determinations of which future property disposals, if any, qualify as discontinued operations, as well as require additional disclosures about discontinued operations.

Reclassifications – Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current year presentation with no effect on previously reported net loss or equity.

3.	Acquisitions

During the three months ended March 31, 2014, the Company acquired ownership interests in three consolidated joint ventures, each of which is developing a Class A, multifamily project on one of the following properties:

Property Name and Location	Date Acquired	Operator/ Developer	Ownership Interest (1)		Consolidated Contract Purchase Price (in millions)
Crescent Gateway Altamonte Springs, FL (the “Crescent Gateway Property”)	01/31/14	Crescent Communities, LLC (2)	60%		$4.5
Aura at The Rim San Antonio, TX (the “Aura at The Rim Property”)	02/18/14	Trinsic Residential Group LP (2)	54%		5.8
Oxford Square Hanover, MD (the “Oxford Square Property”) (3)	03/07/14	Woodfield Investments, LLC (2)	60	% (3)	9.9

Total					$20.2

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

3.	Acquisitions (continued)

FOOTNOTES:

(1)	The properties were acquired through joint ventures with third parties, each of which is affiliated with at least one other multifamily project owned by the Company. In each of the joint venture arrangements, the Company is the managing member and the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, proceeds from a capital event, such as a sale of the property or refinancing of the debt, generally will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer, and in some cases, the general contractor of the project, and (iii) provides any lender required guarantees on the loan. In addition, an affiliate of this entity may serve as property manager of the property once operations commence.
(3)	Generally, in the event the joint venture that owns the Oxford Square Property does not enter into and close on an acceptable construction loan by June 30, 2014, the Company will have the right, but not the obligation, to sell its entire interest in the joint venture to its joint venture partner for a purchase price equal to the amount of the Company’s total capital contributions to the joint venture. As of March 31, 2014, the Company’s ownership interest in the Oxford Square Property was 60%; however, in accordance with the terms of the joint venture agreement, once the joint venture obtains a construction loan as expected, the Company’s ownership interest in the joint venture will increase to 95% with an additional capital contribution by the Company.

4.	Variable Interest Entities

During the three months ended March 31, 2014, the Company entered into three separate joint venture arrangements in connection with the development and ownership of its multifamily properties. In connection therewith, the Company determined that each of the joint ventures in which it has invested is a VIE because there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses or its right to receive benefits from the ventures that could potentially be significant to the entity.

In making a determination of the primary beneficiary of the Oxford Square Property, which was acquired during the three months ended March 31, 2014, the Company also considered its right to sell its entire interest if an acceptable loan is not entered into and closed by June 30, 2014. In connection therewith, the Company determined that over the life of the joint venture it is expected to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits that could be significant to the entity. As such, the transactions and accounts of the three new joint ventures are included in the accompanying consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

5.	Real Estate Assets, net

As of March 31, 2014 and December 31, 2013, real estate assets consisted of the following:

	March 31, 2014	December 31, 2013
Operating real estate assets, net:
Land and land improvements	$28,962,432	$24,645,854
Buildings and improvements	101,816,997	81,239,465
Furniture, fixtures and equipment	11,556,860	10,148,877
Less: accumulated depreciation	(4,925,178)	(3,643,604)

Total operating real estate assets, net	137,411,111	112,390,592
Construction in process, including land	136,044,195	103,828,508

Total real estate, net	$273,455,306	$216,219,100

For the three months ended March 31, 2014 and 2013, depreciation expense on the Company’s real estate assets were approximately $1.3 million and $0.5 million, respectively.

6.	Real Estate Held for Sale

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the three months ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development and the Company’s increased focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. In March 2014, the Company sold the Gwinnett Center and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes, which is included in income (loss) from discontinued operations in the accompanying consolidated statements of operations. Gwinnett Center qualified as, and has been treated as, a discontinued operation in the accompanying condensed consolidated financial statements; accordingly, certain reclassifications have been made to the prior year’s financial statements to reflect discontinued operations consistent with the current year presentation.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

6.	Real Estate Held for Sale (continued)

As of December 31, 2013, real estate held for sale consisted of the following:

December 31, 2013

Land and land improvements	$3,034,189
Buildings and improvements	7,996,278
Tenant improvements	841,599
Furniture, fixtures and equipment	292,050
Less: accumulated depreciation	(537,055)

Operating real estate held for sale	11,627,061
Lease intangibles, net	1,690,231
Deferred rent	359,068
Other liabilities	(36,212)

Total real estate held for sale	$13,640,148

The following is a summary of income (loss) from discontinued operations for the three months ended March 31:

	2014	2013

Revenues	$534,086	$527,925
Expenses	(374,082)	(360,149)
Depreciation and amortization	—	(267,535)

Operating income (loss)	160,004	(99,759)

Interest expense, net of amounts capitalized	(69,140)	(8,159)

Gain on sale of property	1,219,693	—

Income (loss) from discontinued operations	$1,310,557	$(107,918)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

7.	Indebtedness

During the three months ended March 31, 2014, in connection with the Crescent Gateway Property and Oxford Square Property acquisitions described in Note 3. “Acquisitions,” the Company entered into the following loan agreements:

Property and Related Loan	Outstanding Principal Balance as of March 31, 2014 (in millions)	Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)

Crescent Gateway Property Construction Loan (2)	$—	LIBOR (1) plus 2.40%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then monthly interest payments, plus principal payments of $31,000	July 31, 2017 (plus additional 18-month extension)	$28.5

Oxford Square Property Loan (3)	$4.9	LIBOR (1) plus 2.90%, adjusted monthly	Monthly interest only payments throughout the term.	September 7, 2014	$5.0

FOOTNOTES:

(1)	As of March 31, 2014, LIBOR was 0.15%.
(2)	This loan will be used to fund the majority of development and construction costs related to the multifamily property.
(3)	This loan was used to fund a portion of the property at the time of acquisition. The Company plans to repay this loan with proceeds from a construction loan once one is entered into and closed on for the construction and development of the Oxford Square Property.

During the three months ended March 31, 2014, the Company borrowed approximately $28.4 million under its loans in connection with its multifamily development projects and repaid the outstanding mortgage note payable of approximately $8.0 million related to Gwinnett Center using proceeds from the sale of such property.

In April 2014, the Company entered into a loan agreement for the Aura at the Rim Property acquired during the three months ended March 31, 2014, as described in Note 10, “Subsequent Events.”

Maturities of indebtedness for the remainder of 2014 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of March 31, 2014:

2014	$5,096,995
2015	93,613,344
2016	8,711,685
2017	3,485,621
2018	473,991
Thereafter	26,367,040

$137,748,676

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

7.	Indebtedness (continued)

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are generally effective after the respective property is operational. As of March 31, 2014, the Company was in compliance with all applicable debt covenants.

The estimated fair market value and carrying value of the Company’s debt were approximately $138.8 million and $137.7 million, respectively, as of March 31, 2014. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of March 31, 2014 because of the relatively short maturities of the obligations.

8.	Related Party Arrangements

For the three months ended March 31, 2014 and 2013, the Company incurred the following fees due to the managing dealer in connection with its public offerings:

	2014	2013

Selling commissions (1)	$2,802,743	$1,107,214
Marketing support fees (1)	1,201,500	481,148

	$4,004,243	$1,588,362

For the three months ended March 31, 2014 and 2013, the Company incurred the following fees and reimbursable expenses due to the Advisor and its affiliates:

	2014	2013
Reimbursable expenses:
Offering costs (1)	$2,087,862	$812,475
Investor administrative service fees (2)	28,860	13,377
Other operating and acquisition expenses (3)(6)	291,598	228,183

	2,408,320	1,054,035
Investment services fees (4)	1,582,359	—
Asset management fees (4)	445,961	202,398
Property management fees (5)	25,485	19,719

	$4,462,125	$1,276,152

FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the condensed consolidated statement of equity for each period presented.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

8.	Related Party Arrangements (continued)

(2)	Investor administrative service fees of $0.018 million and $0.011 million are included in general and administrative expenses for each period presented. The remaining investor administrative service fees are included in stock issuance and offering costs in the condensed consolidated statement of equity for each period presented.
(3)	Other operating and acquisition expenses of $0.27 million and $0.22 million are included in general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively. The remaining other operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for the periods presented.
(4)	For the three months ended March 31, 2014 and 2013, approximately $1.6 million and $0 million, respectively, of investment services fees and approximately $0.2 million and $0.1 million, respectively, of asset management fees incurred by the Company were capitalized as part of the cost of development properties. Asset management fees related to Gwinnett Center, included in the amounts above, are included in income (loss) from discontinued operations for each period presented. The remaining amounts of investment services fees and asset management fees are included in acquisition fee and expenses, net of amounts capitalized, and asset management fees, net of amounts capitalized, respectively.
(5)	Property management fees included in the amounts above related to Gwinnett Center are included in income (loss) from discontinued operations for each period presented.
(6)	Includes $0.01 million for reimbursable expenses to the Advisor for services provided to the Company by its executive officers during each of the three months ended March 31, 2014 and 2013. The reimbursable expenses include components of salaries, benefits and other overhead charges.

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	March 31, 2014	December 31, 2013
Due to Managing Dealer:
Selling commissions	$111,347	$12,246
Marketing support fees	204,327	30,688

	315,674	42,934

Due to Property Manager:
Property management fees	35,039	29,634

Due to the Advisor and its affiliates:
Reimbursable offering costs	366,900	53,592
Reimbursable operating expenses	1,035,272	1,254,181
Investment services fees	835,166	—

	2,237,338	1,307,773

	$2,588,051	$1,380,341

Organizational and offering costs become a liability to the Company only to the extent selling commissions, marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s offerings. The Advisor had incurred an additional $4.2 million of costs on behalf of the Company in connection with the offerings (exceeding the 15% limitation on expenses) as of March 31, 2014. Of this amount, approximately $1 million became reimbursable by the Company to the

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

8.	Related Party Arrangements (continued)

Advisor as the result of additional proceeds received during the period April 1, 2014 through the close of the Follow-On Offering. Although the Company’s board of directors could determine to pursue an additional equity offering in the future and further determine that certain costs previously incurred benefit such future offering, generally, the costs incurred in excess of the 15% limitation will remain the responsibility of the Advisor following the close of the Company’s Follow-On Offering.

Transactions with Other Related Parties – During three months ended March 31, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company with four of its multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In January 2014, the Crescent Gateway Joint Venture purchased the land located in Altamonte Springs, Florida for approximately $4.5 million from Crescent. In addition, during the three months ended March 31, 2014 and 2013, approximately $0.7 million and $0.1 million, respectively, in development fees payable to Crescent or its affiliates were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

9.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s 11 multifamily development properties under construction as of March 31, 2014, the Company has committed to fund approximately $214.8 million in remaining development and other costs as of March 31, 2014. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

10.	Subsequent Events

During April 2014, the Company received additional subscription proceeds of approximately $23.6 million from its Follow-On Offering. The Company’s Follow-On Offering closed on April 11, 2014 and in connection therewith, the Company is no longer offering shares of its common stock.

In April 2014, the Company’s consolidated subsidiary that owns the Whitehall Property in Charlotte, North Carolina (the “Whitehall Joint Venture”) refinanced its original construction loan which had an outstanding amount of $22.3 million, and entered into a new $28.2 million variable rate seven-year loan which bears interest at a rate of LIBOR plus 2.31% (the “Whitehall Permanent Loan”). The Whitehall Permanent Loan provides for interest only payments for the first two years, and interest and principal thereafter based on a 30 year amortization. The proceeds from the Whitehall Permanent Loan were used to repay in full the outstanding principal of $22.3 million relating to the initial construction loan. The Company used an additional $5.5 million of the proceeds it received to purchase its joint venture partner’s 5% interest in the Whitehall Joint Venture and paid its Advisor a financing coordination fee of $0.3 million in connection with the refinancing. In connection with obtaining the Whitehall Permanent Loan, the Company purchased an interest rate cap with a $28.2 million notional principal amount, pursuant to which LIBOR is capped at 3.94% for an initial term expiring in April 2017.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2014

(UNAUDITED)

10.	Subsequent Events (continued)

In April 2014, the Company’s consolidated subsidiary that owns the Aura at The Rim Property in San Antonio, Texas closed on a construction loan with a total loan capacity amount of approximately $27.7 million (the “Aura at The Rim Construction Loan”) which bears interest at a rate of LIBOR plus 2.25%. The Aura at The Rim Construction Loan provides for interest only payments throughout the term. The Aura at The Rim Construction Loan has a maturity date of April 17, 2017, with an optional 24-month extension.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy, including its concentration in the multifamily sector and geographic concentration of properties; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited amount of proceeds raised in the Company’s offering of its shares, including the limited number of investments made; the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; the Company’s inability to identify and close on suitable investments; failure to successfully manage growth or integrate acquired properties and operations; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to property expansions and renovations; risks related to development projects or acquired property value-add conversions, if applicable, including construction delays, construction cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for properties and/or tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, this Quarterly Report, the Company’s other quarterly reports on Form 10-Q, and the Company’s Annual Report on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlgrowthproperties.com.

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

OVERVIEW

Overview

CNL Growth Properties, Inc. was organized as a Maryland corporation on December 12, 2008 and has elected to be taxed, and currently qualifies as a real estate investment trust (“REIT”) for federal income tax purposes. The terms “us,” “we,” “our,” “our Company” and “CNL Growth Properties, Inc.” include CNL Growth Properties, Inc. and each of its subsidiaries.

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

Due to the continued opportunities we had identified for investment in the multifamily sector, on August 19, 2013, we commenced our Follow-On Offering of up to $200 million of shares of common stock to raise capital to invest in multifamily development properties. Our Follow-On Offering terminated on April 11, 2014, and through the close of the Follow-On Offering, we received proceeds of approximately $114.1 million in connection therewith.

We expect to invest the substantial majority of our uninvested available cash as of March 31, 2014, and the additional offering proceeds received through the close of the Follow-On Offering in additional multifamily development properties. We believe there are still attractive acquisition opportunities available, and as we complete the investment of our remaining offering proceeds, we expect to concentrate on completing the development of our properties, focusing on operations, and focusing on an exit strategy for our stockholders. Although we currently have no plans to have an additional equity offering, our board of directors may determine to seek additional capital in the future.

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

Our Real Estate Portfolio

As of March 31, 2014, we owned interests in 14 Class A multifamily properties primarily in the southeastern and sunbelt regions of the United States, three of which had completed the development phase and were operational. As of March 31, 2014, the remaining 11 properties were under development with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 1,419 completed apartment units as of March 31, 2014, and expect to have more than 4,200 units once construction is completed on our remaining properties under development.

In March 2014, we sold our three-building office complex located in Duluth, Georgia (“Gwinnett Center”) to an unrelated third party and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes. As a result of this property being treated as “held for sale” in our accompanying financial statements, the operating results and gain on sale have been treated as discontinued operations. The net proceeds from the sale, after repayment of the mortgage loan on the property, are expected to be used to invest in additional multifamily development properties.

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

LIQUIDITY AND CAPITAL RESOURCES

General

As a REIT, we are required to distribute at least 90% of our taxable income without regard to net capital gains. Therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary sources of capital have been proceeds from our Initial Offering, our Follow-On Offering and debt financing. Although we currently have no plans to have an additional equity offering, our board of directors may determine to seek additional capital in the future.

We expect to invest the majority of our uninvested net proceeds from our Follow-On Offering in additional multifamily development properties. Thereafter, our ongoing principal demands for funds are expected to be for operating fees and expenses, the payment of debt service and, if we elect or are required to pay cash distributions instead of stock distributions, the payment of distributions.

To date, we have met and expect to continue to meet cash needs for acquisitions, acquisition-related expenses and offering costs from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. However, to date and until such time as we are fully invested and our investments have stabilized, we have and may continue to use proceeds from our offerings to pay a substantial portion of our operating expenses and debt service. We generated positive cash flows from operations during the three months ended March 31, 2014, and generally expect to do so as our remaining properties become operational in phases and stabilize.

Due to our current investment focus of investing in and constructing multifamily development properties, we expect to have little, if any, cash flow from operations available to pay cash distributions until construction of our development properties is completed and the operations of completed properties stabilize. If we determine to pay cash distributions at a later date, such distributions, in whole or in part, may constitute ordinary income or a return of capital for federal tax purposes.

Commencing in June 2010, our board of directors determined to issue stock distributions in order to preserve cash as we develop our properties and achieve stabilization upon completion of construction. Currently, our board of directors has authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing until terminated or amended by our board of directors. The shares issued pursuant to this policy will be issued on or before the last business day of the applicable calendar quarter.

The following table presents total stock distributions declared and issued and FFO for the three months ended March 31, 2014 and 2013:

Periods	Share Distribution Declared per Share Held	Stock Distributions Declared (Shares) (1) (2)	Stock Distributions Declared (3)	FFO Attributable to Common Stockholders (4)
2014 Quarter
First	0.006666667 per month	325,315	$3,220,619	$(97,142)

2013 Quarter
First	0.006666667 per month	157,859	$1,578,590	$48,528

FOOTNOTES:

(1)	Represents amount of shares declared and distributed.
(2)	The distribution of new common shares is non-taxable to the recipients when issued. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.
(3)	The amount of stock distributions declared presented in the table above includes periods prior to our determination of an estimated net asset value per share. Therefore, for purposes of this table, we have calculated the dollar amount of stock distributions declared using (i) our Initial Offering price of $10 per share for shares issued during periods prior to July 1, 2013 since we did not determine an estimated net asset value during such time and (ii) our December 2013 NAV of $9.90 per share for shares issued after December 31, 2013.
(4)	See reconciliation of net income (loss) attributable to common stockholders to funds from operations in “Funds from Operations and Modified Funds from Operations” below.

Stock distributions are non-taxable to stockholders at the time of distribution and are disregarded in determining priority returns on invested capital for the purpose of the Advisor’s entitlement to subordinated disposition fees. During our offering period, stock distributions served to provide early investors with additional shares as compared to later investors for the same initial cash investment and thereby allocating to such early investors greater percentages of any accretion in the value of our early property developments and in any sales proceeds or liquidating distributions upon the sale of such properties or occurrence of an exit event. We believe our stock distribution policy has aligned the age of our shareholder base with the long term appreciation in the value of our assets. With our offering period having concluded, our shareholder base is expected to remain relatively unchanged for the foreseeable future and a continued stock distribution may no longer serve the function for which it was established. Accordingly, our board of directors will consider the advisability of maintaining our current stock distribution policy going forward.

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

We have borrowed and expect to continue to borrow in connection with the acquisition and development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances in excess of such levels if approved by a majority of our independent directors. As of March 31, 2014, we had an aggregate debt leverage ratio of approximately 40% of the aggregate book value of our consolidated assets. However, due to the fact that we generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

Potential future sources of cash to meet our capital needs include proceeds from collateralized or uncollateralized financings, including refinancings of existing debt, from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or offering proceeds in the event of unforeseen significant capital expenditures or other corporate purposes.

Sources of Liquidity and Capital Resources

Common Stock Offering

Since inception, one of our main sources of capital has been proceeds of our public offerings. For the three months ended March 31, 2014 and 2013, we received aggregate offering proceeds of approximately $41.7 million and $16.2 million, respectively. During the period April 1, 2014 through the close of our Follow-On Offering, we received additional subscriptions proceeds of approximately $23.6 million.

As of March 31, 2014, our cash totaled $61.2 million and consisted primarily of unused offering proceeds from our Follow-On Offering and net sales proceeds from the sale of Gwinnett Center. We expect to use a portion of this to fund our remaining capital commitments to our joint ventures, which will be used to pay certain development costs of our joint ventures. In addition, we expect to use available uncommitted cash on hand as of March 31, 2014, as well as, additional net offering proceeds and debt financing subsequently received to invest in additional multifamily development properties through joint venture arrangements with multifamily developers and/or operators. Our Follow-On Offering terminated on April 11, 2014 and we currently have no plans for an additional equity offering at this time. Therefore, we expect to acquire a limited number of additional properties at this time. However, our board of directors may determine to seek additional capital in the future.

Borrowings

As described above, we have and expect to continue to obtain construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. During the three months ended March 31, 2014, we borrowed $23.5 million under our various construction loans to pay for development costs relating to several of our properties owned as of December 31, 2013. In addition, as described in Note 7, “Indebtedness” in the accompanying consolidated financial statements, during the three months ended March 31,

2014, as part of acquiring the Crescent Gateway Property, we obtained a construction loan through our Crescent Gateway Joint Venture with a capacity of $28.5 million but had not borrowed any amounts under this construction loan as of March 31, 2014. As part of acquiring the Oxford Square Property, we obtained $4.9 million in temporary financing through our Oxford Square Joint Venture in the form of a temporary loan that matures in September 2014 and our joint venture partner temporarily advanced approximately $0.7 million for development costs.

The Oxford Square Joint Venture is expected to enter into a construction loan in the second quarter of 2014 to be used to fund the development of its property. Generally, in the event that our Oxford Square Joint Venture that owns the Oxford Square Property does not enter into and close on an acceptable construction loan by June 30, 2014, we will have the right, but not the obligation, to sell our entire interest in the joint venture to our joint venture partner for a purchase price equal to the amount of our total capital contributions to the joint venture. The terms of these construction loans are or are anticipated to be on substantially similar terms as the construction financing of our other multifamily development properties.

Our loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of March 31, 2014, we were in compliance with all applicable debt covenants.

In April 2014, Whitehall Joint Venture, our consolidated joint venture which developed the Whitehall Property completed in April 2013, refinanced its original development and construction loan, and used the excess proceeds of $5.8 million from the refinancing to acquire our joint venture partner’s 5% interest in Whitehall Joint Venture, as described in Note 10, “Subsequent Events” in the accompanying consolidated financial statements. We were able to increase the level of indebtedness on the Whitehall Property based on an appraised value that was above our original cost. As also described in Note 10, “Subsequent Events” in the accompanying consolidated financial statements, in April 2014 the consolidated joint venture that acquired and is developing the Aura at The Rim Property entered into a construction loan.

Capital Contributions from Noncontrolling Interests

During the three months ended March 31, 2014 and 2013, our co-venture partners made cash capital contributions aggregating to approximately $7.8 million and $1.7 million, respectively. In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $5.1 million as of March 31, 2014. These amounts, as well as amounts previously funded, will be or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of March 31, 2014, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Real Estate Held for Sale

In 2011, we acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and our increased focus on multifamily development, we decided to pursue a potential sale of the property. On March 25, 2014, we sold Gwinnett Center to an unrelated third party and received net sales proceeds of approximately $15.0 million, resulting in a gain on sale for accounting purposes of approximately $1.2 million. A portion of the net sales proceeds were used for the repayment of debt of approximately $8.0 million. We currently expect to reinvest the remaining net sales proceeds received in additional multifamily development properties.

Net Cash Provided by Operating Activities

During the three months ended March 31, 2014 and 2013, we generated approximately $0.1 million and $0.01 million, respectively, in cash from operating activities. Cash flows from operating activities improved primarily as a result of having three fully operating and two partially operating multifamily properties during the three months ended March 31, 2014, as compared to one fully operating multifamily property and one partially operating multifamily property during the same period in 2013. Due to the fact that the majority of our properties are under development and not yet stabilized, net operating income from our properties may not be sufficient to fund all of our operating expenses. Therefore, we may continue to fund all or a portion of our expenses from other sources, including offering proceeds.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

During the three months ended March 31, 2014, we used approximately $52.8 million to acquire three multifamily development properties through consolidated joint ventures and to fund development costs for development projects owned as of March 31, 2014. Pursuant to the development agreements for the 11 properties under development as of March 31, 2014, we had commitments to fund approximately $214.8 million in additional development and other costs. We expect to fund the remaining development costs primarily from construction loans on each property, and to a lesser extent, from additional equity contributions from noncontrolling interests and cash on hand. As described above in “Borrowings,” in the event our consolidated joint venture that owns the Oxford Square Property does not enter into and close on an acceptable construction loan by June 30, 2014, we will have the right, but not the obligation, to sell our entire interest in the joint venture to our joint venture partner for a purchase price equal to the amount of our total capital contributions to the joint venture.

We expect to continue acquiring multifamily development properties in 2014 to the extent of our uncommitted net proceeds from our Follow-On Offering and to the extent we can obtain favorable debt financing. In addition, we may consider the acquisition of the interests of our joint venture partners based on factors such as, but not limited to, local market conditions, availability of funds, and/or the administrative efficiencies gained by streamlining operations of the properties that have achieved their development goals and are stabilized.

Debt Service

During the quarter ended March 31, 2014, we used a portion of the net sales proceeds from the sale of the Gwinnett Center to repay the Gwinnett Center $8.0 million mortgage loan. We plan to repay the $4.9 million of temporary financing and the $0.7 million advance from our joint venture partner with the proceeds from the construction loan we expect to obtain by June 30, 2014.

Stock Issuance and Offering Costs

Under the terms of our offerings, certain affiliates were entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs are generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the three months ended March 31, 2014 and 2013, we paid approximately $5.5 million and $2.2 million, respectively, in stock issuance and offering costs. As of March 31, 2014, the Advisor had incurred on our behalf approximately $4.2 million of additional costs in connection with our offerings exceeding the 15% limitation on expenses. Of this amount, approximately $1 million became reimbursable by us to our Advisor as the result of additional proceeds received during the period April 1, 2014 through the close of the Follow-On. Although our board of directors could determine to pursue an additional equity offering in the future and further determine that certain costs previously incurred benefit such future offering, generally, the costs incurred in excess of the 15% limitation will remain the responsibility of our Advisor following the close of our Follow-On Offering.

Distributions to Noncontrolling Interests

During the three months ended March 31, 2014 and 2013, our consolidated joint ventures paid distributions of approximately $0.045 million and $0.008 million, respectively, to our co-venture partners representing their pro rata share of positive operating cash flows in accordance with the terms of our joint venture agreements.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of March 31, 2014, we owned interests in 14 Class A multifamily properties, three of which were operational and as to which development was complete and 11 of which were under development, including two which were partially operational. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the three months ended March 31, 2014 and 2013:

	Completed Apartment Units as of March 31,		% Leased as of March 31,		Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Revenues:
Long Point Property (1)	258	258	96%	96%	$1,116,316	$1,073,649
Whitehall Property (2)	298	241	97%	47%	936,715	165,116
Crescent Crosstown Property (3)	344	—	69%	—	764,015	1,400
Aura Castle Hills Property (4)	274	—	49%	—	309,340	—
Aura Grand Property (5)	245	—	40%	—	245,830	—

Total	1,419	499			$3,372,216	$1,240,165

Property operating expenses:
Long Point Property (1)					$419,741	$405,840
Whitehall Property (2)					311,625	118,235
Crescent Crosstown Property (3)					365,879	29,608
Aura Castle Hills Property (4)					374,830	—
Aura Grand Property (5)					384,724	—
Crescent Alexander Village Property (6)					119,031	—
Crescent Gateway Property (7)					45,767	—
Other (8)					9,699	—

Total					$2,031,296	$553,683

FOOTNOTES:

(1)	The Long Point Property was completed in the fourth quarter of 2012.
(2)	The Whitehall Property became partially operational in the fourth quarter of 2012 and was completed in the second quarter of 2013.
(3)	The Crescent Crosstown Property became partially operational in the second quarter of 2013 and was completed in the third quarter of 2013.
(4)	The Aura Castle Hills Property became partially operational in the third quarter of 2013 and is expected to be completed in the second quarter of 2014.
(5)	The Aura Grand Property became partially operational in the fourth quarter of 2013 and is expected to be completed in the second quarter of 2014.
(6)	The Crescent Alexander Village Property is expected to be completed in the third quarter of 2014. Expenses incurred for the property for the three months ended March 31, 2014 primarily relate to pre-leasing and marketing activities.
(7)	The Crescent Gateway Property is expected to be completed in the first quarter of 2016. Expenses incurred for the property for the three months ended March 31, 2014 primarily relate to pre-leasing and marketing activities.
(8)	Expenses for other properties are primarily related to pre-leasing and marketing activities related to our other properties under development.

We had a total of 1,419 and 499 completed apartment units as of March 31, 2014 and 2013, respectively, and expect to have more than 4,200 units once all of our properties owned as of March 31, 2014 are fully developed.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational. We also owned the Gwinnett Center during each period presented, which was sold in March 2014 and was classified as held for sale with the corresponding revenues and expenses treated as discontinued operations for the periods presented, as described below.

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations was approximately $3.4 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. Rental income from continuing operations increased approximately $2.2 million over 2013 primarily due to (i) the Whitehall Property being fully operational and stabilized in 2014 compared to only partially operational for the same period in 2013, (ii) the Crescent Crosstown Property being fully operational in 2014, and (iii) the Aura Castle Hills Property and Aura Grand Property being partially operational late in 2014.

We expect additional increases in revenue as the Crescent Crosstown Property, Aura Castle Hills Property and Aura Grand Property are leased up and future phases of our other properties currently under development become operational and reach stabilization.

Property Operating Expenses. Property operating expenses from continuing operations for the three months ended March 31, 2014 and 2013 were $2.0 million and $0.6 million, respectively. Property operating expenses increased approximately $1.4 million as a result of the Whitehall Property and Crescent Crosstown Property being fully operational in 2014, and portions of the Aura Castle Hills Property and Aura Grand Property being partially operational in 2014. Property operating expenses also increased in 2014 due to pre-leasing activities at our Crescent Alexander Village and Crescent Gateway properties. Property operating expenses are expected to increase during the remainder of 2014 as the Aura Castle Hills Property and Aura Grand Property are completed and become fully operational, and as portions of our other properties under development become operational.

General and Administrative Expenses. General and administrative expenses from continuing operations for the three months ended March 31, 2014 and 2013 were approximately $0.9 million and $0.6 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the three months ended March 31, 2014 as compared to 2013, general and administrative expenses increased 54% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues.

Asset Management Fees. We incurred approximately $0.4 million and $0.2 million in asset management fees from continuing operations payable to our Advisor during the three months ended March 31, 2014 and 2013, respectively, of which approximately $0.2 million and $0.1 million, respectively, were capitalized as part of the cost of our properties that were under development. We incur asset management fees at an annual rate of 1% of our “real estate asset values,” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased over 2013 as a result of the increase in our real estate assets under management subsequent to March 31, 2013. Asset management fees relating to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional real estate properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.1 million and $0.07 million in property management fees from continuing operations during the three months ended March 31, 2014 and 2013, respectively. Property management fees generally range from 2.5% to 2.75% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods, and increased during 2014 as a result of increased property revenues. We expect additional increases in these fees during the remainder of 2014 and future periods as property revenues increase as more of our development properties become operational.

Acquisition Fees and Expenses. We incurred approximately $2.1 million and $0.02 million in acquisition fees and expenses, including closing costs, during the three months ended March 31, 2014 and 2013, respectively, of which most were capitalized as part of the costs of our properties under development. Acquisition fees and expenses increased primarily as a result of three property acquisitions during the three months ended March 31, 2014 as compared to no acquisitions during the three months ended March 31, 2013. We expect to continue to incur acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses, in the future as we purchase additional real estate properties. However, we expect acquisition fees and expenses incurred on properties under development to continue to be capitalized as part of the cost of the development.

Depreciation. Depreciation from continuing operations for the three months ended March 31, 2014 and 2013 was approximately $1.3 million and $0.5 million, respectively. Depreciation expense increased quarter over quarter primarily due to the Whitehall Property and Crescent Crosstown Property being fully operational in 2014, as compared to only partially operational for the same period in 2013, and the Aura Castle Hills Property and Aura Grand Property being partially operationally in 2014. We expect increases in depreciation for the remainder of 2014 as additional phases of the Aura Castle Hills Property and Aura Grand Property become fully operational and other development properties become operational.

Interest Expense and Loan Cost Amortization. During the three months ended March 31, 2014 and 2013, we incurred approximately $1.1 million and $0.6 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $0.9 million and $0.6 million, respectively, of which was capitalized as development costs relating to our properties under development. As of March 31, 2014, all of our loans were variable rate and although we had interest rate caps relating to several of our loans as of such date, any increases to LIBOR rates will result in increased interest expense for us. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

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

Analysis of Discontinued Operations:

During the quarter ended June 30, 2013, we established our intent to sell Gwinnett Center and, in March 2014, we sold the property to an unrelated party and received net sales proceeds of approximately $15.0 million, resulting in a gain on sale of approximately $1.2 million for financial reporting purposes. Income (loss) from discontinued operations was $1.3 million and $(0.1) million for the three months ended March 31, 2014 and 2013, respectively. The decline in losses from the Gwinnett Center was primarily the result of (i) amounts for 2014 including a gain on sale of approximately $1.2 million and (ii) our discontinuing the recognition of depreciation and amortization expense beginning in the second quarter of 2013 upon the determination of recording this property as real estate held for sale. See Note 6. “Real Estate Held for Sale” in the accompanying condensed consolidated financial statements for additional information on the income (loss) from discontinued operations for Gwinnett Center, including the revenues and expenses related to this property.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2013.

FUNDS FROM OPERATIONS AND MODIFIED FUNDS FROM OPERATIONS

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of funds from operations (“FFO”) is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.

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

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we intend to fund from the proceeds of our offerings and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income for non-development projects. As a result, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under the IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITS: MFFO, issued in November 2010 (the “IPA Guideline”), MFFO excludes from FFO additional non-cash or non-recurring items, including the following:

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the three months ended March 31, 2014 and 2013, our MFFO represents FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases, straight-line rent adjustments, loss on write-off of lease related costs, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•	Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been and are expected to continue to be funded from the proceeds of our offerings and other financing sources and not from operations. We believe by excluding acquisition fees and expenses from business combinations that are not capitalized as part of the cost of the development properties and have been expensed for GAAP purposes, MFFO provides useful supplemental information that is comparable between differing reporting periods for our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. If earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•	Amortization of above- and below-market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

•	Straight-line rent adjustments. Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

•	Loss on early extinguishment of debt. These losses are non-cash adjustments related primarily to the accelerated write off of unamortized loan costs in conjunction with early repayment on a loan or related to a refinancing. We believe adding back non-cash losses from the acceleration of amortization of loan costs should resemble the add-back for normal amortization during the period.

•	Unrealized gains or losses related to fair value adjustments for derivatives. These unrealized gains or losses relate to fair value adjustments for derivatives for which we did not elect or qualify for hedge accounting, including interest rate caps. We believe excluding non-cash unrealized gains or losses related to changes in fair values of our interest rate caps, for which we did not elect hedge accounting, should be excluded.

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

Presentation of MFFO also is intended to provide useful information to investors as they compare the operating performance of different non-traded REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Neither the U.S. Securities and Exchange Commission (the “Commission”), NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make cash distributions, if any, to our stockholders. FFO and MFFO should not be construed as historic performance measures or as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the three months ended:

	2014	2013
Net income (loss) attributable to common stockholders	$96,731	$(655,794)
Adjustments:
Gain on sale of property:
Discontinued operations	(1,219,693)	—
Depreciation and amortization:
Continuing operations	1,025,820	436,787
Discontinued operations	—	267,535

FFO attributable to common stockholders	(97,142)	48,528
Acquisition fees and expenses (1):
Continuing operations	45,069	14,596
Amortization of above- and below-market lease intangible assets (2):
Discontinued operations	—	13,487
Straight-line rent adjustments (3):
Continuing operations	37,133	(27,538)
Discontinued operations	—	(81,161)
Loss on extinguishment of debt (4):
Discontinued operations	32,787	—
Unrealized loss related to changes in fair value of derivatives (5):
Continuing operations	54,766	—

MFFO attributable to common stockholders	$72,613	$(32,088)

	2014	2013
Weighted average number of shares of common stock outstanding (basic and diluted)	17,178,038	9,310,732

Net income (loss) per share (basic and diluted)	$0.01	$(0.07)

FFO per share (basic and diluted)	$(0.01)	$0.01

MFFO per share (basic and diluted)	$—	$—

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-cash adjustments that are not reflective of an ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	These items relate to fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, an executive officer of CNL serves on the board of directors of Crescent Communities, LLC, an affiliate of three joint venture partners for four of our multifamily development projects as of March 31, 2014. See Note 8, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2013 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of March 31, 2014, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2014	2015 - 2016	2017 - 2018	More than 5 years	Total
Development contracts on development properties (1)	$162,501,772	$71,433,291	$—	$—	$233,935,063
Mortgage notes payable (principal and interest) (2)	5,701,667	2,353,992	2,306,062	29,247,482	39,609,203
Construction notes payable (principal and interest) (2)	2,117,938	103,518,422	3,011,642	—	108,648,002

	$170,321,377	$177,305,705	$5,317,704	$29,247,482	$382,192,268

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of March 31, 2014 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of March 31, 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our Critical Accounting Policies and Estimates.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2014	2015	2016	2017	2018	Thereafter	Total	Approximate Fair Value
Variable rate debt	$5,096,995	$93,613,344	$8,711,685	$3,485,621	$473,991	$26,367,040	$137,748,676	$138,800,000

Average interest rate (1)	3.03%	2.66%	2.70%	3.15%	2.48%	2.48%	2.66%

FOOTNOTE

(1)	As of March 31, 2014, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of March 31, 2014, would increase interest expense by approximately $0.3 million on our variable rate debt for the three months ended March 31, 2014. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or any offsetting gains on interest rate cap contracts.

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

As of December 31, 2013, all offering proceeds from our Initial Offering had been deployed.

Redemption of Shares and Issuer Purchases of Equity Securities

Pursuant to our stock redemption plan, any stockholder who has held shares for not less than one year may present all or any portion equal to at least 25% of their shares to us for redemption. Subject to certain restrictions, we may redeem shares, including fractional shares, from time to time, at an amount equal to our then current estimated net asset value per share, as published from time to time in our Annual Report on Form 10-K, Quarterly Report on Form 10-Q and/or Current Report on Form 8-K filed with the Commission. The price for the repurchase of shares shall not exceed an amount (the “Redemption Cap”) equal to the lesser of (i) the then current public offering price for our shares (other than the price at which shares are sold under our distribution reinvestment plan) during the period of any on-going public offering; and (ii) the purchase price paid per share by the stockholder.

We may, at our discretion, redeem the shares, subject to certain conditions and limitations under the redemption plan. However, at no time during a 12-month period may we redeem more than 5% of the weighted average number of our outstanding common stock during such 12-month period. For the three months ended March 31, 2014, we redeemed the following shares:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
January 1, 2014 through January 31, 2014	—	—	—	529,327
February 1, 2014 through February 28, 2014	—	—	—	558,973
March 1, 2014 through March 31, 2014	12,931	$9.89	12,931	586,331

Total	12,931		12,931

FOOTNOTE:

(1)	This number represents the maximum number of shares which can be redeemed under the redemption plan without exceeding the five percent limitation in a rolling 12-month period described above and does not take into account the amount our board of directors has determined to redeem or whether there are sufficient proceeds under the redemption plan. Under the redemption plan, we can, at our discretion, use proceeds, if any, from our distribution reinvestment plan, and up to $100,000 per calendar quarter of the proceeds from any public offering of our common stock for redemptions. Unless our board of directors determines to issue cash distributions in the near term and to continue our distribution reinvestment plan after the expiration of our Follow-On Offering in April 2014, we anticipate having limited, if any, funds available to fund redemption requests.

As of March 31, 2014, we did not have any outstanding redemption requests relating to our shares of common stock. Amounts redeemed during the three months ended March 31, 2014, were funded with proceeds from our Follow-On Offering.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May, 2014.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.