Form 10-Q
period 2014-06-30
CNL Growth Properties, Inc.
filed 2014-08-06
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of August 1, 2014 was 22,084,482.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $130,490,436 and $110,168,517, respectively)	$161,060,103	$112,390,592
Construction in process, including land (including VIEs $158,137,176 and $98,722,670, respectively)	164,905,128	103,828,508

Total real estate assets, net	325,965,231	216,219,100
Real estate held for sale	—	13,640,148
Cash and cash equivalents (including VIEs $6,001,207 and $3,192,616 respectively)	66,440,010	35,827,614
Restricted cash (including VIEs $1,972,009 and $2,155,352, respectively)	2,286,124	2,155,352
Loan costs, net (including VIEs $2,992,969 and $2,249,698, respectively)	3,878,332	2,560,176
Other assets (including VIEs $417,231 and $1,968,385, respectively)	740,643	2,090,003

Total Assets	$399,310,340	$272,492,393

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $149,448,574 and $109,382,967, respectively)	$177,663,575	$117,360,210
Accrued development costs (including VIEs $22,645,498 and $15,805,117, respectively)	22,645,498	15,805,117
Due to related parties	1,436,966	1,380,341
Accounts payable and other accrued expenses (including VIEs $1,778,445 and $857,280, respectively)	2,545,149	1,262,222
Other liabilities (including VIEs $1,800,766 and $1,732,951, respectively)	2,134,329	2,306,392

Total Liabilities	206,425,517	138,114,282

Commitments and contingencies (Note 9)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,260,674 and 15,529,061 shares issued and 22,084,482 and 15,393,316 outstanding, respectively	220,845	153,933
Capital in excess of par value	170,796,498	120,627,485
Accumulated deficit	(10,377,179)	(9,818,401)

Total Stockholders’ Equity	160,640,164	110,963,017
Noncontrolling interests	32,244,659	23,415,094

Total Equity	192,884,823	134,378,111

Total Liabilities and Equity	$399,310,340	$272,492,393

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$4,420,852	$1,638,432	$7,793,068	$2,878,597

Total revenues	4,420,852	1,638,432	7,793,068	2,878,597

Expenses:
Property operating expenses	2,269,699	961,640	4,300,995	1,515,323
General and administrative	666,029	560,652	1,558,619	1,140,204
Asset management fees, net of amounts capitalized	310,335	126,489	554,413	213,407
Property management fees	197,523	73,860	334,488	141,900
Acquisition fees and expenses, net of amounts capitalized	(18,193)	4,378	28,900	19,115
Depreciation	1,437,347	622,949	2,718,921	1,082,725

Total expenses	4,862,740	2,349,968	9,496,336	4,112,674

Operating loss	(441,888)	(711,536)	(1,703,268)	(1,234,077)

Other income (expense):
Fair value adjustments and other income (expense)	(74,342)	48,559	(118,842)	48,945
Interest expense and loan cost amortization, net of amounts capitalized	(308,107)	(180,099)	(535,643)	(224,595)

Total other income (expense)	(382,449)	(131,540)	(654,485)	(175,650)

Loss from continuing operations	(824,337)	(843,076)	(2,357,753)	(1,409,727)

Income (loss) from discontinued operations	—	(10,942)	1,310,557	(118,860)

Net loss including noncontrolling interests	(824,337)	(854,018)	(1,047,196)	(1,528,587)

Net loss from continuing operations attributable to noncontrolling interests	168,828	96,356	488,418	115,131

Net loss attributable to common stockholders	$(655,509)	$(757,662)	$(558,778)	$(1,413,456)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.03)	$(0.06)	$(0.10)	$(0.12)
Discontinued operations	—	—	0.07	(0.01)

Net loss per share of common stock (basic and diluted)	$(0.03)	$(0.06)	$(0.03)	$(0.13)

Weighted average number of shares of common stock outstanding (basic and diluted)	21,851,089	11,672,523	19,736,290	11,202,678

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2014 (Unaudited) and the Year Ended December 31, 2013

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2012	7,456,989	$74,570	$57,058,592	$(6,536,182)	$50,596,980	$9,849,660	$60,446,640
Subscriptions received for common stock through public offering	7,190,074	71,900	75,323,160	—	75,395,060	—	75,395,060
Redemptions of common stock	(70,699)	(707)	(686,901)	—	(687,608)	—	(687,608)
Stock issuance and offering costs	—	—	(11,059,196)	—	(11,059,196)	—	(11,059,196)
Stock distributions	816,952	8,170	(8,170)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	14,644,810	14,644,810
Distributions to noncontrolling interests	—	—	—	—	—	(463,363)	(463,363)
Net loss	—	—	—	(3,282,219)	(3,282,219)	(616,013)	(3,898,232)

Balance at December 31, 2013	15,393,316	153,933	120,627,485	(9,818,401)	110,963,017	23,415,094	134,378,111
Subscriptions received for common stock through public offering	5,985,914	59,859	65,336,467	—	65,396,326	—	65,396,326
Redemptions of common stock	(40,447)	(404)	(399,781)	—	(400,185)	—	(400,185)
Stock issuance and offering costs	—	—	(9,490,715)	—	(9,490,715)	—	(9,490,715)
Stock distributions	745,699	7,457	(7,457)	—	—	—	—
Purchase of noncontrolling interest	—	—	(5,269,501)	—	(5,269,501)	(256,324)	(5,525,825)
Contributions from noncontrolling interests	—	—	—	—	—	11,419,696	11,419,696
Return of capital to noncontrolling interests	—	—	—	—	—	(1,488,162)	(1,488,162)
Distributions to noncontrolling interests	—	—	—	—	—	(357,227)	(357,227)
Net loss	—	—	—	(558,778)	(558,778)	(488,418)	(1,047,196)

Balance at June 30, 2014	22,084,482	$220,845	$170,796,498	$(10,377,179)	$160,640,164	$32,244,659	$192,884,823

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(1,047,196)	$(1,528,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,718,921	1,440,615
Amortization of above- and below-market leases	—	17,983
Amortization of loan costs	67,303	—
Amortization of lease costs	—	23,474
Loss on extinguishment of debt	92,361	69,276
Gain on sale of real estate held for sale	(1,219,693)	—
Unrealized loss (gain) from change in fair value of interest rate caps	179,034	(48,158)
Straight-line rent adjustments	(94,995)	(113,779)
Changes in operating assets and liabilities:
Other assets	31,146	(17,095)
Due to related parties	153,151	108,664
Accounts payable and other accrued expenses	1,028,033	784,956
Other liabilities	(77,122)	51,651

Net cash provided by operating activities	1,830,943	789,000

Investing Activities:
Development property costs, including land and capital expenditures	(103,714,986)	(50,882,022)
Collection of advance to municipality utility district	1,313,975	—
Capital expenditures on real estate held for sale	(126,492)	(242,953)
Payment of lease costs	—	(107,171)
Proceeds from sale of property	14,986,333	—
Changes in restricted cash	(130,772)	(302,548)

Net cash used in investing activities	(87,671,942)	(51,534,694)

Financing Activities:
Subscriptions received for common stock through public offering	65,396,326	26,651,310
Payment of stock issuance and offering costs	(9,587,241)	(3,986,555)
Redemptions of common stock	(495,127)	(598,547)
Proceeds from mortgage and construction notes payable	96,729,582	54,045,145
Payments of mortgage and construction notes payable	(36,426,217)	(21,244,077)
Payment of loan costs	(1,929,598)	(981,983)
Purchase of interest rate cap	(79,800)	(145,980)
Purchase of noncontrolling interest	(5,525,825)	—
Advance from affiliate of noncontrolling interest	461,000	—
Repayment of advance from affiliate of noncontrolling interest	(1,164,012)	—
Return of capital to noncontrolling interest	(1,488,162)	—
Contributions from noncontrolling interests	10,919,696	6,837,857
Distributions to noncontrolling interests	(357,227)	(364,792)

Net cash provided by financing activities	116,453,395	60,212,378

Net Increase in Cash and Cash Equivalents	30,612,396	9,466,684
Cash and Cash Equivalents at Beginning of Period	35,827,614	14,996,307

Cash and Cash Equivalents at End of Period	$66,440,010	$24,462,991

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$22,645,498	$11,075,333

Loan costs	$86,970	$70,670

Investment services fees	$—	$986,672

Redemptions of common stock	$272,263	$—

Loan cost amortization capitalized on development properties	$537,654	$276,407

Noncontrolling interests non-cash contributions	$500,000	$—

Noncontrolling interests construction advance	$703,012	$—

Stock distributions declared (at par)	$7,457	$3,587

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

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

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor. CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.

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

As of June 30, 2014, the Company owned interests in 14 Class A multifamily properties, five of which were operational and as to which development was substantially complete and nine of which were under development, including two that were partially operational. Thirteen of the properties owned as of June 30, 2014 were owned through a joint venture in which the Company has co-invested with an affiliate of a national or regional multifamily developer, and one property was wholly owned by the Company. The Company had a total of 1,553 completed apartment units as of June 30, 2014 and expects to have more than 4,200 units once construction is completed on its properties owned and under development as of June 30, 2014.

As of December 31, 2013, the Company also owned a multi-tenant, three building office complex that was held for sale and subsequently sold in March 2014.

With the completion of the Company’s Follow-On Offering, the Advisor has begun to explore strategic alternatives for providing liquidity to investors. Possible strategic alternatives for liquidity may include the sale of either the Company or some or all of its assets, potential merger opportunities, the listing of the Company’s common shares on a national exchange, or a combination of various alternatives. The financial statements have been prepared under the assumption that the Company has no immediate plans that would indicate a need to evaluate a potential adjustment to the carrying value of its reported assets and liabilities or that affect the anticipated ability of the Company to meet its contractual obligations as they become due.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2014 may not be indicative of the results expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Consolidation and Variable Interest Entities – The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation. In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements. In accordance with the guidance for noncontrolling interests in consolidated financial statements, references in this report to net income (loss) attributable to common stockholders do not include noncontrolling interests in the Company’s VIEs, which the Company reports separately.

Advance from Noncontrolling Interest – In March 2014, the Company acquired an ownership interest in a consolidated joint venture that acquired a parcel of land on which it plans to develop a multifamily community located in Hanover, Maryland (the “Oxford Square Property”). During the six months ended June 30, 2014, the Company’s co-venture partner temporarily advanced approximately $1.2 million of construction and development costs relating to the Oxford Square Property pending the joint venture obtaining a construction loan for the development of the property. The advance was repaid to the Company’s co-venture partner upon the closing of the construction loan in June 2014.

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented; therefore, it has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying condensed consolidated financial statements.

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant estimates and assumptions are made in connection with the capitalization of costs during development and the analysis of real estate impairments. Actual results could differ from those estimates.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements - In April 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” ASU 2013-07 requires entities to prepare financial statements using the liquidation basis of accounting when liquidation is imminent. For applicable entities, this ASU requires financial statements be prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). Effective January 1, 2014, the Company adopted this ASU. The adoption of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements – In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)” which changes the requirements for reporting discontinued operations. ASU 2014-08 changes the threshold for disclosing discontinued operations and the related disclosure requirements. Pursuant to ASU 2014-08, only disposals representing a strategic shift, such as a major line of business, a major geographical area or majority equity investment, should be presented as a discontinued operation. If the disposal does qualify as a discontinued operation under ASU 2014-08, the entity will be required to provide expanded disclosures. The guidance will be applied prospectively to new disposals and new classifications of disposal groups held for sale after the effective date. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted but only for disposals or classifications as held for sale which have not been reported in financial statements previously issued or available for issuance. The Company is currently evaluating ASU 2014-08; however, once adopted, this ASU is expected to impact the Company’s determinations of which future property disposals, if any, qualify as discontinued operations, as well as require additional disclosures about discontinued operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” which changes revenue recognition requirements. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. The Company is currently evaluating the impact of ASU 2014-09 on the Company’s consolidated financial position, results of operations and cash flows.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

3.	Acquisitions

During the six months ended June 30, 2014, the Company acquired ownership interests in the following three consolidated joint ventures, which are developing Class A, multifamily projects at the following locations:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest (1)		Consolidated Contract Purchase Price (in millions)
Crescent Gateway Altamonte Springs, FL (the “Crescent Gateway Property”)	01/31/14	Crescent Communities, LLC (2)	60%		$4.5
Aura at The Rim San Antonio, TX (the “Aura at The Rim Property”)	02/18/14	Trinsic Residential Group LP (2)	54%		5.8
Oxford Square Hanover, MD (the “Oxford Square Property”)	03/07/14	Woodfield Investments, LLC (2)	95	%(3)	9.9

Total					$20.2

FOOTNOTES:

(1)	The properties were acquired through joint ventures with third parties, each of which is affiliated with at least one other multifamily project owned by the Company. In each of the joint venture arrangements, the Company is the managing member. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, proceeds from a capital event, such as a sale of the property or refinancing of the debt, generally will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer, and in some cases, the general contractor of the project, and (iii) provides any lender required guarantees on the loan. In addition, an affiliate of this entity may serve as property manager of the property once operations commence.
(3)	As of the date of acquisition, the Company’s initial ownership interest in the Oxford Square Property was 60%. However, in accordance with the terms of the joint venture agreement, once the joint venture obtained a construction loan in June 2014, the Company’s ownership interest in the joint venture increased to 95% with an additional capital contribution by the Company and a partial return of capital to the Company’s joint venture partner.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

4.	Variable Interest Entities

During the six months ended June 30, 2014, the Company entered into separate joint venture arrangements in connection with the development and ownership of the three multifamily properties described in Note 3, “Acquisitions.” The Company determined that each of the joint ventures in which it has invested is a VIE generally because there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses or its right to receive benefits from the ventures that could potentially be significant to the entity.

In making a determination of the primary beneficiary of the Oxford Square Property, the Company also considered its right to sell its entire interest if an acceptable loan was not entered into and closed by June 30, 2014. In connection therewith, the Company determined that over the life of the joint venture it is expected to direct the activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits that could be significant to the entity. As such, the transactions and accounts of the three new joint ventures are included in the accompanying consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

In April 2014, the Company’s consolidated subsidiary that owns the Whitehall Property in Charlotte, North Carolina (the “Whitehall Joint Venture”) refinanced its original construction loan. In connection therewith, the Company received a return of a portion of its equity investment in the Whitehall Joint Venture, of which, it used approximately $5.5 million to purchase its joint venture partner’s 5% interest in the Whitehall Joint Venture. As of June 30, 2014, the Company owned a 100% interest in Whitehall Joint Venture. Since the Company controlled the Whitehall Joint Venture prior to the purchase of its joint venture partner’s interest, there was no change in control of the Whitehall Joint Venture and the purchase, including related transaction costs, has been accounted for as a reclassification of equity. The Company’s acquisition of the noncontrolling interest was deemed a reconsideration event and the Company determined that this now wholly-owned entity was no longer a variable interest entity.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

5.	Real Estate Assets, net

As of June 30, 2014 and December 31, 2013, real estate assets consisted of the following:

	June 30, 2014	December 31, 2013
Operating real estate assets, net:
Land and land improvements	$31,686,431	$24,645,854
Buildings and improvements	122,837,724	81,239,465
Furniture, fixtures and equipment	12,898,473	10,148,877
Less: accumulated depreciation	(6,362,525)	(3,643,604)

Total operating real estate assets, net	161,060,103	112,390,592
Construction in process, including land	164,905,128	103,828,508

Total real estate, net	$325,965,231	$216,219,100

For the six months ended June 30, 2014 and 2013, depreciation expense on the Company’s real estate assets was approximately $2.7 million and $1.1 million, respectively, including approximately $1.4 million and $0.6 million for the quarters ended June 30, 2014 and 2013, respectively.

6.	Real Estate Held for Sale

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development and the Company’s increased focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. In March 2014, the Company sold the Gwinnett Center and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes, which is included in income (loss) from discontinued operations for the six months ended June 30, 2014 in the accompanying condensed consolidated statements of operations. Gwinnett Center qualified and was treated as a discontinued operation in the accompanying condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

6.	Real Estate Held for Sale (continued)

As of December 31, 2013, real estate held for sale consisted of the following:

December 31, 2013
Land and land improvements	$3,034,189
Buildings and improvements	7,996,278
Tenant improvements	841,599
Furniture, fixtures and equipment	292,050
Less: accumulated depreciation	(537,055)

Operating real estate held for sale	11,627,061
Lease intangibles, net	1,690,231
Deferred rent	359,068
Other liabilities	(36,212)

Total real estate held for sale	$13,640,148

The following is a summary of income (loss) from discontinued operations for the quarters and six months ended:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$—	$521,499	$534,086	$1,049,424
Expenses	—	(375,056)	(374,082)	(735,205)
Depreciation and amortization	—	(90,355)	—	(357,890)

Operating income (loss)	—	56,088	160,004	(43,671)
Interest expense, net of amounts capitalized	—	(67,030)	(69,140)	(75,189)
Gain on sale of property	—	—	1,219,693	—

Income (loss) from discontinued operations	$—	$(10,942)	$1,310,557	$(118,860)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

7.	Indebtedness

During the six months ended June 30, 2014, the Company entered into the following loan agreements which were still outstanding as of June 30, 2014:

Property and Related Loan	Outstanding Principal Balance as of June 30, 2014 (in millions)	Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)
Crescent Gateway Property Construction Loan (3)	$—	LIBOR(1) plus 2.40%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then monthly interest payments, plus principal payments of $31,000.	July 31, 2017 (plus additional 18-month extension)	$28.5
Whitehall Property Mortgage Loan (2)	$28.2	LIBOR(1) plus 2.31%, adjusted monthly	Monthly interest only payments through May 2016, then principal and interest monthly installments calculated based on a 30-year amortization.	May 1, 2021	$28.2
Aura at The Rim Property Construction Loan (3)	$—	LIBOR(1) plus 2.25%, adjusted monthly	Monthly interest only payments through April 2017. If extended, then monthly and principal payments of $29,200.	April 17, 2017 (plus an additional 2-year extension)	$27.7
Oxford Square Property Construction Loan (3)(4)	$—	LIBOR(1) plus 2.50%, adjusted monthly	Monthly interest only payments through June 2017, then principal and interest monthly installments calculated based on a 30-year amortization.	June 26, 2018 (plus additional 1-year extension)	$35.9

FOOTNOTES:

(1)	As of June 30, 2014, LIBOR was 0.16%.
(2)	In April 2014, the Whitehall Joint Venture refinanced its original construction loan which had an outstanding amount of $22.3 million, and entered into a new $28.2 million variable rate seven year loan. In connection with obtaining the Whitehall Mortgage Loan, the Company purchased an interest rate cap with a $28.2 million notional principal amount, pursuant to which LIBOR is capped at 3.94% for an initial term expiring in April 2017. The loan is collateralized by the Whitehall Property.
(3)	This loan will be used to fund the majority of development and construction costs related to the multifamily property. Additionally, the construction loan is collateralized by its respective property and all improvements constructed thereon.
(4)	At the time of acquisition of the Oxford Square Property, the Company obtained a $4.9 million temporary loan. In June 2014, the Oxford Square Joint Venture repaid the $4.9 million, and entered into a new construction loan with a total capacity amount of $35.9 million.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

7.	Indebtedness (continued)

During the six months ended June 30, 2014, the Company borrowed approximately $63.6 million in connection with its multifamily development projects and repaid approximately $36.4 million of the outstanding loans, including approximately $22.3 million related to refinancing Whitehall Joint Venture’s original construction loan, $4.9 million related to Oxford Square Joint Venture’s temporary loan pending it obtaining a construction loan, and approximately $8.0 million related to Gwinnett Center as a result of the sale of the property.

Maturities of indebtedness for the remainder of 2014 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of June 30, 2014:

2014	$236,995
2015	82,816,115
2016	39,371,894
2017	931,586
2018	907,994
Thereafter	53,398,991

$177,663,575

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are generally effective after the respective property is operational. As of June 30, 2014, the Company was in compliance with all applicable debt covenants.

The estimated fair market value and carrying value of the Company’s debt were approximately $179.0 million and $177.7 million, respectively, as of June 30, 2014. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of June 30, 2014 because of the relatively short maturities of the obligations.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

8.	Related Party Arrangements

During the quarters and six months ended June 30, 2014 and 2013, the Company incurred the following fees and reimbursable expenses due to related parties, including the managing dealer of the Company’s offerings, which is an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Offering fees:
Selling commissions (1)	$1,530,057	$642,662	$4,332,800	$1,749,876
Marketing support fees (1)	668,083	303,565	1,869,583	784,712

	2,198,140	946,227	6,202,383	2,534,588

Reimbursable expenses:
Offering costs (1)	1,191,370	524,562	3,279,232	1,337,037
Investor administrative service fees (2)	38,640	14,622	67,500	27,998
Other operating and acquisition expenses (3)(6)	284,819	251,894	576,417	480,077

	1,514,829	791,078	3,923,149	1,845,112

Investment services fees (4)	—	989,497	1,582,359	989,497
Asset management fees (4)	535,168	236,539	981,129	438,937
Property management fees (5)	7,870	17,602	33,355	34,591
Financing coordination fees (7)	282,150	285,000	282,150	285,000

	$4,538,157	$3,265,943	$13,004,525	$6,127,725

FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the condensed consolidated statement of equity for each period presented.
(2)	Investor administrative service fees of $0.058 million and $0.025 million for the six months ended June 30, 2014 and 2013, respectively, including $0.040 million and $0.014 million for the quarters ended June 30, 2014 and 2013, respectively, are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The remaining investor administrative service fees are included in stock issuance and offering costs in the condensed consolidated statement of equity for each period presented.
(3)	Other operating and acquisition expenses of $0.55 million and $0.46 million are included in general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively, including $0.28 million and $0.24 million for the quarters ended June 30, 2014 and 2013, respectively. The remaining other operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for the periods presented.
(4)	Investment services fees incurred during the periods presented were capitalized as part of the cost of development properties. In addition, during the six months ended June 30, 2014 and 2013, approximately $0.4 million and $0.2 million, respectively, of asset management fees (including approximately $0.2 million and $0.1 million for the quarters then ended, respectively) incurred by the Company were capitalized as part of the cost of development properties. Asset management fees related to Gwinnett Center, included in the amounts above, are included in income (loss) from discontinued operations for each period presented. The remaining amounts of asset management fees are included in asset management fees, net of amounts capitalized.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

8.	Related Party Arrangements (continued)

(5)	Property management fees included in the amounts above related to Gwinnett Center are included in income (loss) from discontinued operations for each period presented.
(6)	Includes $0.02 million for reimbursable expenses to the Advisor for services provided to the Company by its executive officers during each of the six months ended June 30, 2014 and 2013, including $0.01 million and $0.02 million for the quarters ended June 30, 2014 and 2013, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(7)	Financing coordination fees are included in loan costs, net in the condensed consolidated balance sheets.

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	June 30, 2014	December 31, 2013
Due to Managing Dealer:
Selling commissions	$—	$12,246
Marketing support fees	—	30,688

	—	42,934

Due to Property Manager:
Property management fees	7,870	29,634

Due to the Advisor and its affiliates:
Reimbursable offering costs	—	53,592
Reimbursable operating expenses	1,429,096	1,254,181

	1,429,096	1,307,773

	$1,436,966	$1,380,341

Organizational and offering costs become a liability to the Company only to the extent selling commissions, marketing support fees and other organizational and offering costs do not exceed 15% of the gross proceeds of the Company’s offerings. The Advisor incurred an additional $3.3 million of costs on behalf of the Company in connection with the offerings (exceeding the 15% limitation on expenses) as of June 30, 2014. Although the Company’s board of directors could determine to pursue an additional equity offering in the future and further determine that certain costs previously incurred benefit such future offering, generally, the costs incurred in excess of the 15% limitation remain the responsibility of the Advisor following the close of the Company’s Follow-On Offering on April 11, 2014.

Transactions with Other Related Parties – During the six months ended June 30, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company with four of its multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In January 2014, the Crescent Gateway Joint Venture purchased the land located in Altamonte Springs, Florida for approximately $4.5 million from Crescent. In addition, during the six months ended June 30, 2014 and 2013, approximately $1.3 million and $0.6 million, respectively, in development fees payable to Crescent or its affiliates were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2014

(UNAUDITED)

9.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s nine multifamily development properties under construction as of June 30, 2014, the Company has committed to fund approximately $197 million in remaining development and other costs as of June 30, 2014. The remaining development costs are expected to be funded primarily by existing construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013, and for the quarters and six months ended June 30, 2014 and 2013. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2014 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the Company’s investment strategy, including its concentration in the multifamily sector and geographic concentration of properties; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited number of investments made; risks associated with the Company’s limited capital resources, including the risk of the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; failure to successfully manage growth; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects, including construction delays, construction cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates;

unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlgrowthproperties.com.

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

Our Advisor and Property Manager

Our Advisor and Property Manager are each wholly owned affiliates of our Sponsor, which is an affiliate of CNL, a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.

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

We expect to invest the substantial majority of our uninvested available cash as of June 30, 2014 in additional multifamily development properties. We believe there are attractive acquisition development opportunities available, and as we continue to invest our remaining offering proceeds, we expect to concentrate on completing the development of our properties, operations, and evaluating potential exit strategies for our stockholders. Although we currently have no plans to have an additional equity offering, our board of directors may determine to seek additional capital in the future.

Our Real Estate Portfolio

As of June 30, 2014, we owned interests in 14 Class A multifamily properties primarily in the southeastern and sunbelt regions of the United States, five of which had substantially completed development and were operational. The remaining nine properties were under development with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 1,553 completed apartment units as of June 30, 2014, and expect to have more than 4,200 units once construction is completed on our remaining properties under development.

In March 2014, we sold our three-building office complex located in Duluth, Georgia (“Gwinnett Center”) to an unrelated third party and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes. As a result of this property being treated as “held for sale” in our accompanying financial statements, the operating results and gain on sale have been treated as discontinued operations. We used approximately $8.0 million of the net proceeds from the sale of this property to repay the outstanding balance of mortgage loan on the property. We currently expect to use the remaining net sales proceeds to invest in additional multifamily development properties.

Exit Strategy

In accordance with our investment objectives, our board of directors will consider strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. Although our board of directors is not required to recommend any such exit event by any certain date, due to our Follow-On Offering having closed in April 2014 and the estimated time needed to complete our acquisition phase and have our assets substantially stabilize, our Advisor has begun to explore strategic alternatives for providing liquidity to investors. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue an exit event in the future and the board of directors has not established any pre-determined criteria. A liquidation of our Company, or all of our assets, would generally require the approval of our stockholders in accordance with our governing documents.

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

To date, we have met and expect to continue to meet cash needs for acquisitions and acquisition-related expenses from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. However, to date and until such time as we are fully invested and our investments have stabilized, we have and may continue to use a portion of our remaining uninvested offering proceeds to pay a substantial portion of our operating expenses and debt service. We generated positive cash flows from operations during the six months ended June 30, 2014 and generally expect to do so as our remaining properties become operational in phases and stabilize.

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

The following table presents total stock distributions declared and issued and FFO for each of the quarters in the six months ended June 30, 2014 and 2013:

Periods	Share Distribution Declared per Share Held	Stock Distributions Declared (Shares) (1) (2)	Stock Distributions Declared (3)	FFO Attributable to Common Stockholders (4)
2014 Quarter
First	0.006666667 per month	325,315	$3,220,619	$(97,142)
Second	0.006666667 per month	420,384	4,161,802	500,648

Total		745,699	$7,382,421	$403,506

2013 Quarter
First	0.006666667 per month	157,859	$1,578,590	$48,528
Second	0.006666667 per month	200,810	2,008,100	(90,408)

Total		358,669	$3,586,690	$(41,880)

FOOTNOTES:

(1)	Represents amount of shares declared and distributed.
(2)	The distribution of new common shares is non-taxable to the recipients when issued.
(3)	The amount of stock distributions declared presented in the table above includes periods prior to our determination of an estimated net asset value per share. Therefore, for purposes of this table, we have calculated the dollar amount of stock distributions declared using (i) our Initial Offering price of $10 per share for shares issued during periods prior to July 1, 2013 since we did not determine an estimated net asset value during such time and (ii) our December 2013 NAV of $9.90 per share for shares issued after December 31, 2013.
(4)	See reconciliation of net income (loss) attributable to common stockholders to funds from operations in “Funds from Operations and Modified Funds from Operations” below.

Stock distributions are non-taxable to stockholders at the time of distribution and are disregarded in determining priority returns on invested capital for the purpose of the Advisor’s entitlement to subordinated disposition fees. During our offering period, stock distributions served to provide early investors with additional shares as compared to later investors for the same initial cash investment and thereby allocating to such early investors greater percentages of any accretion in the value of our early property developments and in any sales proceeds or liquidating distributions upon the sale of such properties or occurrence of an exit event. We believe our stock distribution policy has aligned the age of our shareholder base with the long term appreciation in the value of our assets. As more of our properties become operational, we expect our cash from operations to increase over time. Accordingly, our board of directors will continue to periodically review our distribution policy.

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

We have borrowed and expect to continue to borrow in connection with the acquisition and development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances in excess of such levels if approved by a majority of our independent directors. As of June 30, 2014, we had an aggregate debt leverage ratio of approximately 44% of the aggregate book value of our consolidated assets. However, due to the fact that we generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

Potential future sources of cash to meet our capital needs include proceeds from collateralized or uncollateralized financings, including refinancings of existing debt, from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or uninvested offering proceeds in the event of unforeseen significant capital expenditures or other corporate purposes.

Sources of Liquidity and Capital Resources

Common Stock Offering

Since inception, one of our main sources of capital has been proceeds of our public offerings. For the six months ended June 30, 2014 and 2013, we received aggregate offering proceeds of approximately $65.4 million and $26.7 million, respectively.

As of June 30, 2014, our cash totaled $66.4 million and consisted primarily of unused offering proceeds from our Follow-On Offering and net sales proceeds from the sale of Gwinnett Center. We expect to use a portion of this to fund our remaining capital commitments to our joint ventures, which will be used to pay certain development costs of our joint ventures. In addition, we expect to use available uncommitted cash on hand as of June 30, 2014, as well as, debt financing to invest in additional multifamily development properties through joint venture arrangements with multifamily developers and/or operators. Our Follow-On Offering terminated on April 11, 2014, and we currently have no plans for an additional equity offering at this time. Therefore, we expect to acquire a limited number of additional properties at this time. However, our board of directors may determine to seek additional capital in the future.

Borrowings

As described above, we have and expect to continue to obtain construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. As described in Note 7, “Indebtedness” in the accompanying consolidated financial statements, during the six months ended June 30, 2014, in connection with our acquisitions, we obtained construction loan financing with an aggregate total capacity of approximately $92.1 million and paid $1.9 million in related loan financing costs. In connection with these loans, as well as our construction loans obtained as of December 31, 2013, during the six months ended June 30, 2014, we borrowed $63.6 million to pay for development costs relating to our development projects.

In April 2014, Whitehall Joint Venture, our consolidated joint venture which developed the Whitehall Property completed in April 2013, refinanced its original development and construction loan which had an outstanding principal balance of $22.3 million and entered into a new $28.2 million variable rate, seven-year loan. We were able to increase the level of indebtedness on the Whitehall Property based on an appraised value that exceeded our original cost.

In March 2014, as part of acquiring the Oxford Square Property, we obtained $4.9 million in temporary financing through our Oxford Square Joint Venture in the form of a temporary loan and our joint venture partner advanced approximately $1.2 million for development costs. In June 2014, we used unused proceeds from our offering to repay the $4.9 million and entered into a new construction loan that matures in June 2018 as described in Note 7, “Indebtedness.”

During the six months ended June 30, 2013, we borrowed approximately $25.5 million under our construction loans to pay development costs related to our properties under development during such period, as well as $28.5 million in connection with refinancing the original development and construction loan related to our Long Point Property.

Certain of our loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of June 30, 2014, we were in compliance with all applicable debt covenants.

Capital Contributions from Noncontrolling Interests

During the six months ended June 30, 2014 and 2013, our co-venture partners made cash capital contributions to our consolidated joint ventures aggregating to approximately $10.9 million and $6.8 million, respectively. In addition, in accordance with the terms of the Oxford Square Property joint venture agreement, once the Oxford Square Joint Venture obtained a construction loan in June 2014, our ownership interest in the joint venture increased to 95% with an additional capital contribution by us and a $1.5 million return of capital to our joint venture partner.

In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $2.2 million as of June 30, 2014. These amounts, as well as amounts previously funded, will be or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of June 30, 2014, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Real Estate Held for Sale

In 2011, we acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO” property, with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development, and our increased focus on multifamily development, we decided to pursue a potential sale of the property. In March 2014, we sold Gwinnett Center to an unrelated third party and received net sales proceeds of approximately $15.0 million, resulting in a gain on sale for accounting purposes of approximately $1.2 million. A portion of the net sales proceeds were used for the repayment of debt of approximately $8.0 million. We currently expect to reinvest the remaining net sales proceeds received in additional multifamily development properties.

Net Cash Provided by Operating Activities

During the six months ended June 30, 2014 and 2013, we generated approximately $1.8 million and $0.8 million, respectively, in cash from operating activities. Cash flows from operating activities improved primarily as a result of increased revenues due to more properties and units being operational during the six months ended June 30, 2014, as compared to the same period in 2013, as described in “Results of Operations” further below. Due to the fact that the majority of our properties are under development and not yet stabilized, net operating income from our properties may not be sufficient to fund all of our operating expenses. Therefore, we may continue to fund all or a portion of our expenses from other sources, including our unused offering proceeds.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

During the six months ended June 30, 2014, we used approximately $103.7 million to acquire three multifamily development properties through consolidated joint ventures and to fund development costs for development projects owned during such period, as compared to approximately $50.9 million to fund development costs during the six months ended June 30, 2013. Pursuant to the development agreements for the nine properties under development as of June 30, 2014, we had commitments to fund approximately $197 million in additional development and other costs. We expect to fund the remaining development costs primarily from construction loans on each property, and to a lesser extent, from additional equity contributions from noncontrolling interests and cash on hand.

We expect to continue acquiring multifamily development properties during the remainder of 2014 to the extent of our uncommitted net proceeds from our Follow-On Offering and to the extent we can obtain favorable debt financing. In addition, we may consider the acquisition of the interests of our joint venture partners based on factors such as, but not limited to, local market conditions, availability of funds, and/or the administrative efficiencies gained by streamlining operations of the properties that have achieved their development goals and are stabilized.

Debt Service

As described in Note 7. “Indebtedness” in the accompanying condensed consolidated financial statements, during the six months ended June 30, 2014, we repaid approximately $36.4 million of outstanding loans, including approximately $22.3 million related to refinancing Whitehall Joint Venture’s original construction loan, $4.9 million related to Oxford Square Joint Venture’s temporary loan pending it obtaining a construction loan, and approximately $8.0 million related to Gwinnett Center as the result of the sale of the property.

During the six months ended June 30, 2013, we used approximately $21 million in refinancing proceeds from a new $28.5 million loan to repay the outstanding balance of the original development and construction loan related to our Long Point Property.

Stock Issuance and Offering Costs

Under the terms of our offerings, certain affiliates were entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us may not exceed 15% of the aggregate gross offering proceeds. Offering costs were generally funded by our Advisor and subsequently reimbursed by us subject to this limitation.

During the six months ended June 30, 2014 and 2013, we paid approximately $9.6 million and $4.0 million, respectively, in stock issuance and offering costs. As of June 30, 2014, the Advisor had incurred on our behalf approximately $3.3 million of additional costs in connection with our offerings exceeding the 15% limitation on expenses. Although our board of directors could determine to pursue an additional equity offering in the future and further determine that certain costs previously incurred benefit such future offering, generally, the costs incurred in excess of the 15% limitation remain the responsibility of our Advisor following the close of our Follow-On Offering.

Purchase of Noncontrolling Interests and Distributions to Noncontrolling Interests

During the six months ended June 30, 2014, we used $5.5 million of the excess proceeds received from the refinancing of the construction loan by the Whitehall Joint Venture to acquire our joint venture partner’s 5% interest in the Whitehall Joint Venture. As of June 30, 2014, we owned 100% of the interests in the Whitehall Joint Venture.

During each of the six months ended June 30, 2014 and 2013, our consolidated joint ventures paid distributions of approximately $0.4 million to our co-venture partners representing their pro rata share of positive operating cash flows and proceeds received in connection with debt refinancings in accordance with the terms of our joint venture agreements.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of June 30, 2014, we owned interests in 14 Class A multifamily properties, five of which were operational and as to which development was substantially complete and nine of which were under development, including two which were partially operational.

The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations as of and during the quarters and six months ended June 30, 2014 and 2013:

	Start Date of Opera- tions	Comple- tion Date	Units Expected Upon Completion	Completed Apartment Units as of June 30,		% Leased(1) as of June 30,		Quarter Ended June 30,		Six Months Ended June 30,
				2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Long Point Property	Q2 2012	Q4 2012	258	258	258	99%	99%	$1,204,414	$1,101,277	$2,320,730	$2,174,926
Whitehall Property	Q4 2012	Q2 2013	298	298	298	97%	82%	1,000,199	523,149	1,936,914	688,265
Crescent Crosstown Property	Q2 2013	Q3 2013	344	344	132	89%	23%	1,011,085	14,006	1,775,100	15,406
Aura Castle Hills Property	Q3 2013	Q2 2014	316	316	—	75%	—	631,413	—	940,753	—
Aura Grand Property	Q4 2013	Q2 2014	291	291	—	76%	—	567,341	—	813,171	—
Crescent Alexander Village Property	Q2 2014	Est. Q3 2014	320	24	—	2%	—	5,574	—	5,574	—
REALM Patterson Place Property	Q2 2014	Est. Q1 2015	322	22	—	11%	—	826	—	826	—

Total				1,553	688			$4,420,852	$1,638,432	$7,793,068	$2,878,597

Property operating expenses:
Long Point Property								$462,222	$395,595	$881,963	$801,435
Whitehall Property								344,473	376,693	656,098	494,928
Crescent Crosstown Property								425,494	189,352	791,373	218,960
Aura Castle Hills Property								358,492	—	733,322	—
Aura Grand Property								293,463	—	678,187	—
Crescent Alexander Village Property(2)								52,349	—	171,380	—
REALM Patterson Place Property(2)								143,574	—	143,574	—
Crescent Cool Springs Property(2)								71,357	—	71,357	—
Crescent Gateway Property(2)								53,116	—	98,883	—
Other(2)								65,159	—	74,858	—

Total								$2,269,699	$961,640	$4,300,995	$1,515,323

FOOTNOTES:

(1)	The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.
(2)	Expenses incurred for these properties for the quarter and six months ended June 30, 2014 primarily relate to pre-leasing and marketing activities.

We had a total of 1,553 and 688 completed apartment units as of June 30, 2014 and 2013, respectively, and expect to have more than 4,200 units once all of our properties owned as of June 30, 2014 are fully developed.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational. We also owned the Gwinnett Center during each of the six month periods presented, which was sold in March 2014 and was classified as held for sale with the corresponding revenues and expenses treated as discontinued operations for the periods presented, as described below.

Comparison of the quarter and six months ended June 30, 2014 to the quarter and six months ended June 30, 2013

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations was approximately $4.4 million and $7.8 million for the quarter and six months ended June 30, 2014, respectively, as compared to $1.6 million and $2.9 million for the quarter and six months ended June 30, 2013, respectively. Rental income from continuing operations increased approximately $4.9 million over 2013 primarily due to (i) the Whitehall Property being fully operational and stabilized for the full period in 2014, as compared to being stabilized only a portion of the same period in 2013, (ii) the Crescent Crosstown Property being fully operational in 2014, and (iii) the Aura Castle Hills Property and Aura Grand Property being partially operational in 2014.

Additionally, rental income for the Long Point Property increased year over year primarily due to an 8% increase in average base rent per unit as compared to an average base rent per unit increase in the same market for comparable properties of 5%. While it was not fully operational for all periods presented, rental income for the Whitehall Property also increased year over year as a result of a 6% increase in average base rent per unit.

We expect additional increases in revenue as the Crescent Crosstown Property, Aura Castle Hills Property, Aura Grand Property, Crescent Alexander Village Property and REALM Patterson Place Property are leased up and future phases of our other properties currently under development become operational and reach stabilization.

Property Operating Expenses. Property operating expenses from continuing operations for the quarter and six months ended June 30, 2014 were $2.3 million and $4.3 million, respectively, as compared to $1.0 million and $1.5 million, respectively, for the comparable periods in 2013. Property operating expenses increased approximately $2.8 million as a result of the Whitehall Property and Crescent Crosstown Property being fully operational in 2014, and portions of the Aura Castle Hills, Aura Grand and Crescent Alexander Village properties being partially operational in 2014. Property operating expenses also increased in 2014 due to pre-leasing and marketing activities at our properties under development. Property operating expenses are expected to increase during the remainder of 2014 as additional units are completed and our properties become more fully operational, and as portions of our other properties under development become operational.

General and Administrative Expenses. General and administrative expenses from continuing operations for the quarter and six months ended June 30, 2014 were approximately $0.7 million and $1.6 million, respectively, as compared to $0.6 million and $1.1 million, respectively, for the comparable periods in 2013. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the six months ended June 30, 2014 as compared to 2013, general and administrative expenses increased 37% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. However, as a percentage of revenues, our general and administrative expenses decreased from approximately 40% for the six months ended June 30, 2013 to approximately 20% for the six months ended June 30, 2014. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues and the ratio of general and administrative expenses to revenues will continue to decrease.

Asset Management Fees. We incurred approximately $0.5 million and $1.0 million in asset management fees from continuing operations payable to our Advisor during the quarter and six months ended June 30, 2014, respectively (of which approximately $0.2 million and $0.4 million, respectively, were capitalized as part of the cost of our properties that were under development), as compared to approximately $0.2 million and $0.4 million, respectively, for comparable periods in 2013 (of which approximately $0.1 million and $0.2 million, respectively, were capitalized).

We incur asset management fees at an annual rate of 1% of our “real estate asset value” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased over 2013 as a result of the increase in our real estate assets under management subsequent to June 30, 2013. Asset management fees relating to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.2 million and $0.3 million in property management fees from continuing operations during the quarter and six months ended June 30, 2014, respectively, as compared to approximately $0.07 million and $0.1 million, respectively, for the comparable periods in 2013. Property management fees generally range from 2.25% to 3.50% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods. Property management fees increased during 2014 primarily as a result of increased property revenues. We expect additional increases in these fees during the remainder of 2014 and future periods as property revenues increase as more of our development properties become operational.

Acquisition Fees and Expenses. We incurred approximately $2.1 million in acquisition fees and expenses, including closing costs, during the six months ended June 30, 2014, as compared to $1.4 million during the six months ended June 30, 2103, of which substantially all were capitalized as part of the costs of our properties under development. Acquisition fees and expenses increased primarily as a result of three property acquisitions during the six months ended June 30, 2014 as compared to two acquisitions during the six months ended June 30, 2013. We expect to continue to incur acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses, in the future as we purchase additional properties. However, we expect acquisition fees and expenses incurred on properties under development to continue to be capitalized as part of the cost of the development.

Depreciation. Depreciation expense from continuing operations for the quarter and six months ended June 30, 2014 was approximately $1.4 million and $2.7 million, respectively, as compared to approximately $0.6 million and $1.1 million, respectively, for the comparable periods in 2013. Depreciation expense increased primarily due to the Whitehall Property and Crescent Crosstown Property being fully operational in 2014, as compared to only partially operational for the same period in 2013, and the Aura Castle Hills Property and Aura Grand Property being partially operationally in 2014. We expect increases in depreciation for the remainder of 2014 as additional phases of the Crescent Alexander Village Property and REALM Patterson Place Property become fully operational and other development properties become operational.

Fair Value Adjustments and Other Income (Expense). During the quarter and six months ended June 30, 2014, we incurred an expense of approximately $0.07 million and $0.1 million, respectively, of fair value adjustments and other income (expense) from continuing operations primarily as a result of decreases in the fair value of our interest rate caps. This compares to income of approximately $0.05 million during each of the quarter and six months ended June 30, 2013 due to increases in the fair value of our interest rate caps. We expect the fair value of our interest rate caps to continue to decline unless there is an increase in the consensus expectation for interest rates during the capped period.

Interest Expense and Loan Cost Amortization, Net of Amounts Capitalized. During the quarter and six months ended June 30, 2014, we incurred approximately $1.4 million and $2.5 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $1.1 million and $2.0 million, respectively, of which was capitalized as development costs relating to our properties under development. This compares to approximately $0.5 million and $0.9 million of such expenses during the quarter and six months ended June 30, 2013, respectively, of which $0.4 million and $0.7 million, respectively, was capitalized as development costs.

Interest costs incurred during the quarter and six months ended June 30, 2014 increased primarily due to increased levels of indebtedness as a result of development and construction of our properties. We expect interest expense to continue to increase over the next 24 to 30 months as we continue to borrow under our construction loans to fund our existing development costs for our existing multifamily development properties. In addition, to the extent we acquire additional properties, we expect to fund such acquisitions and development projects with approximately 65% to 75% leverage. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to capitalized.

As of June 30, 2014, all of our loans were variable rate and although we had interest rate caps relating to several of our loans as of such date, any increases to LIBOR rates will result in increased interest expense for us. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

Analysis of Discontinued Operations:

During the quarter ended June 30, 2013, we established our intent to sell Gwinnett Center and, in March 2014 we sold the property to an unrelated party and received net sales proceeds of approximately $15.0 million, resulting in a gain on sale of approximately $1.2 million for financial reporting purposes. We had income from discontinued operations of approximately $1.3 million for the six months ended June 30, 2014, as compared to a loss from discontinued operations of $0.1 million for the six months ended June 30, 2013. The improvement in the results from discontinued operations from the Gwinnett Center was primarily the result of (i) amounts for 2014 including a gain on sale of approximately $1.2 million and (ii) our discontinuing the recognition of depreciation and amortization expense beginning in the second quarter of 2013 upon the determination of recording this property as real estate held for sale. See Note 6. “Real Estate Held for Sale” in the accompanying condensed consolidated financial statements for additional information on the income (loss) from discontinued operations for Gwinnett Center, including the revenues and expenses related to this property.

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

The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the quarters and six months ended:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss) attributable to common stockholders	$(655,509)	$(757,662)	$(558,778)	$(1,413,456)
Adjustments:
Gain on sale of property:
Discontinued operations	—	—	(1,219,693)	—
Depreciation and amortization:
Continuing operations	1,156,157	576,899	2,181,977	1,013,686
Discontinued operations	—	90,355	—	357,890

FFO attributable to common stockholders	500,648	(90,408)	403,506	(41,880)
Acquisition fees and expenses(1):
Continuing operations	(16,177)	4,492	28,892	19,088
Amortization of above- and below- market lease intangible assets(2):
Discontinued operations	—	4,496	—	17,983
Straight-line rent adjustments(3):
Continuing operations	(93,878)	(4,039)	(56,745)	(31,577)
Discontinued operations	—	(35,982)	—	(117,143)
Loss on extinguishment of debt(4):
Continuing operations	56,739	65,812	56,739	65,812
Discontinued operations	—	—	32,787	—
Unrealized loss (gain) related to changes in fair value of derivatives(5):
Continuing operations	117,058	(47,158)	171,824	(47,158)

MFFO attributable to common stockholders	$564,390	$(102,787)	$637,003	$(134,875)

Weighted average number of shares of common stock outstanding (basic and diluted)	21,851,089	11,672,523	19,736,290	11,202,678

Net loss per share (basic and diluted)	$(0.03)	$(0.06)	$(0.03)	$(0.13)

FFO per share (basic and diluted)	$0.02	$(0.01)	$0.02	$(0.00)

MFFO per share (basic and diluted)	$0.03	$(0.01)	$0.03	$(0.01)

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
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	These items relate to fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, an executive officer of CNL serves on the board of directors of Crescent Communities, LLC, an affiliate of four joint venture partners for four of our multifamily development projects as of June 30, 2014. See Note 8, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2013 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of June 30, 2014, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2014	2015 - 2016	2017 - 2018	More than 5 years	Total
Development contracts on development properties (1)	$82,841,239	$136,802,404	$—	$—	$219,643,643
Mortgage notes payable (principal and interest) (2)	944,687	4,441,185	5,940,727	60,023,467	71,350,066
Construction notes payable (principal and interest) (2)	1,681,026	124,578,241	1,022	—	126,260,289

	$85,466,952	$265,821,830	$5,941,749	$60,023,467	$417,253,998

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of June 30, 2014 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of June 30, 2014.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2014	2015	2016	2017	2018	Thereafter	Total	Approximate Fair Value
Variable rate debt	$236,995	$82,816,115	$39,371,894	$931,586	$907,994	$53,398,991	$177,663,575	$179,000,000

Average interest rate(1)	2.49%	2.74%	2.87%	2.48%	2.48%	2.48%	2.69%

FOOTNOTE

(1)	As of June 30, 2014, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of June 30, 2014, would increase interest expense by approximately $0.4 million and $0.8 million on our variable rate debt for the quarter and six months ended June 30, 2014, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or any offsetting gains on interest rate cap contracts.

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

For the quarter ended June 30, 2014, we redeemed the following shares with proceeds from our Follow-On Offering as provided by the stock redemption plan:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plan	Maximum Number of Shares That May Yet be Purchased Under the Plan (1)
April 1, 2014 through April 30, 2014	—	—	—	—	(1)
Mary 1, 2014 through May 31, 2014	—	—	—	—	(1)
June 1, 2014 through June 30, 2014	27,516	$9.89	27,516	—	(1)

Total	27,516		27,516

FOOTNOTE:

(1)	During the quarter ended June 30, 2014, we had funds available to redeem approximately 0.02 million shares pursuant to our redemption plan, and we redeemed such shares by June 30, 2014. As of June 30, 2014, we had outstanding redemption requests for an additional 0.02 million shares relating to our shares of common stock which we currently do not plan to redeem, as they exceed the funds set aside to do so under the redemption plan.

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Mine Safety Disclosures - Not applicable

Item 5.	Other Information - None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6th day of August, 2014.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Andrew A. Hyltin
ANDREW A. HYLTIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Rosemary Q. Mills
ROSEMARY Q. MILLS
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Equity for the six months ended June 30, 2014 and the year ended December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (v) Notes to the Condensed Consolidated Financial Statements.