Form 10-Q
period 2014-09-30
CNL Growth Properties, Inc.
filed 2014-11-06
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 5, 2014 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $143,220,906 and $83,276,981, respectively)	$172,501,691	$84,563,063
Construction in process, including land (including VIEs $164,613,034 and $98,722,670, respectively)	172,245,876	103,828,508

Total real estate assets, net	344,747,567	188,391,571
Real estate held for sale (including VIEs $26,080,844 and $26,911,910, respectively)	26,999,402	41,488,051
Cash and cash equivalents (including VIEs $6,794,237 and $3,192,616 respectively)	60,202,389	35,827,614
Restricted cash (including VIEs $2,163,230 and $2,155,352, respectively)	2,583,886	2,155,352
Loan costs, net (including VIEs $2,703,514 and $2,249,698, respectively)	3,555,935	2,560,176
Other assets (including VIEs $740,644 and $1,948,011, respectively)	1,064,848	2,069,629

Total Assets	$439,154,027	$272,492,393

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $185,323,308 and $109,382,967, respectively)	$213,538,309	$117,360,210
Accrued development costs (including VIEs $25,616,637 and $15,805,117, respectively)	25,616,637	15,805,117
Due to related parties	1,512,835	1,380,341
Accounts payable and other accrued expenses (including VIEs $2,161,138 and $857,280, respectively)	2,832,419	1,262,222
Other liabilities (including VIEs $1,928,932 and $1,732,951, respectively)	2,004,122	2,306,392

Total Liabilities	245,504,322	138,114,282

Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 and 15,529,061 shares issued and 22,526,171 and 15,393,316 outstanding, respectively	225,262	153,933
Capital in excess of par value	170,792,081	120,627,485
Accumulated deficit	(11,016,935)	(9,818,401)

Total Stockholders’ Equity	160,000,408	110,963,017
Noncontrolling interests	33,649,297	23,415,094

Total Equity	193,649,705	134,378,111

Total Liabilities and Equity	$439,154,027	$272,492,393

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income from operating leases	$4,362,575	$1,165,425	$9,835,861	$1,869,097

Total revenues	4,362,575	1,165,425	9,835,861	1,869,097

Expenses:
Property operating expenses	2,356,776	700,884	5,775,807	1,414,772
General and administrative	595,206	420,759	2,146,571	1,564,516
Asset management fees, net of amounts capitalized	283,974	98,569	705,170	191,791
Property management fees	237,022	88,154	502,195	164,356
Acquisition fees and expenses, net of amounts capitalized	16,026	23,108	44,926	42,223
Depreciation	1,681,555	689,825	3,823,742	1,192,339

Total expenses	5,170,559	2,021,299	12,998,411	4,569,997

Operating loss	(807,984)	(855,874)	(3,162,550)	(2,700,900)

Other income (expense):
Fair value adjustments and other income (expense)	31,693	(8,998)	25,383	(36,345)
Interest expense and loan cost amortization, net of amounts capitalized	(324,567)	(175,128)	(789,870)	(232,925)

Total other income (expense)	(292,874)	(184,126)	(764,487)	(269,270)

Loss from continuing operations	(1,100,858)	(1,040,000)	(3,927,037)	(2,970,170)
Income from discontinued operations	242,922	64,902	2,021,905	466,485

Net loss including noncontrolling interests	(857,936)	(975,098)	(1,905,132)	(2,503,685)

Net (income) loss attributable to noncontrolling interests:
Continuing operations	230,057	157,750	733,874	288,659
Discontinued operations	(11,877)	(8,606)	(27,276)	(24,384)

Net loss attributable to noncontrolling interests	218,180	149,144	706,598	264,275

Net loss attributable to common stockholders	$(639,756)	$(825,954)	$(1,198,534)	$(2,239,410)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.04)	$(0.07)	$(0.16)	$(0.23)
Discontinued operations	0.01	—	0.10	0.04

Net loss per share of common stock (basic and diluted)	$(0.03)	$(0.07)	$(0.06)	$(0.19)

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	12,168,513	20,969,311	11,492,740

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2014 (Unaudited) and the Year Ended December 31, 2013

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2012	7,456,989	$74,570	$57,058,592	$(6,536,182)	$50,596,980	$9,849,660	$60,446,640
Subscriptions received for common stock through public offering	7,190,074	71,900	75,323,160	—	75,395,060	—	75,395,060
Redemptions of common stock	(70,699)	(707)	(686,901)	—	(687,608)	—	(687,608)
Stock issuance and offering costs	—	—	(11,059,196)	—	(11,059,196)	—	(11,059,196)
Stock distributions	816,952	8,170	(8,170)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	14,644,810	14,644,810
Distributions to noncontrolling interests	—	—	—	—	—	(463,363)	(463,363)
Net loss	—	—	—	(3,282,219)	(3,282,219)	(616,013)	(3,898,232)

Balance at December 31, 2013	15,393,316	153,933	120,627,485	(9,818,401)	110,963,017	23,415,094	134,378,111
Subscriptions received for common stock through public offering	5,985,914	59,859	65,336,467	—	65,396,326	—	65,396,326
Redemptions of common stock	(40,447)	(404)	(399,781)	—	(400,185)	—	(400,185)
Stock issuance and offering costs	—	—	(9,490,715)	—	(9,490,715)	—	(9,490,715)
Stock distributions	1,187,388	11,874	(11,874)	—	—	—	—
Purchase of noncontrolling interest	—	—	(5,269,501)	—	(5,269,501)	(256,324)	(5,525,825)
Contributions from noncontrolling interests	—	—	—	—	—	13,182,912	13,182,912
Return of capital to noncontrolling interests	—	—	—	—	—	(1,488,162)	(1,488,162)
Distributions to noncontrolling interests	—	—	—	—	—	(497,625)	(497,625)
Net loss	—	—	—	(1,198,534)	(1,198,534)	(706,598)	(1,905,132)

Balance at September 30, 2014	22,526,171	$225,262	$170,792,081	$(11,016,935)	$160,000,408	$33,649,297	$193,649,705

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(1,905,132)	$(2,503,685)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,688,604	2,406,692
Amortization of above- and below-market leases	—	17,983
Amortization of loan costs	115,854	55,454
Amortization of lease costs	—	23,474
Loss on extinguishment of debt	92,361	69,276
Gain on sale of real estate held for sale	(1,219,693)	—
Unrealized loss (gain) from change in fair value of interest rate caps	207,420	(20,958)
Straight-line rent adjustments	(292,993)	(99,681)
Changes in operating assets and liabilities:
Other assets	(78,901)	(56,794)
Due to related parties	229,021	62,865
Accounts payable and other accrued expenses	1,504,807	932,086
Other liabilities	64,934	63,962

Net cash provided by operating activities	3,406,282	950,674

Investing Activities:
Development property costs, including land and capital expenditures	(148,283,362)	(80,004,977)
Collection of advance to municipality utility district	1,313,975	—
Capital expenditures on real estate held for sale	(160,793)	(304,729)
Payment of lease costs	—	(149,555)
Proceeds from sale of property	14,986,333	—
Changes in restricted cash	(428,534)	(2,083,195)

Net cash used in investing activities	(132,572,381)	(82,542,456)

Financing Activities:
Subscriptions received for common stock through public offering	65,396,326	30,027,880
Payment of stock issuance and offering costs	(9,587,241)	(4,375,253)
Redemptions of common stock	(767,390)	(598,547)
Proceeds from mortgage and construction notes payable	132,968,434	73,932,435
Payments of mortgage and construction notes payable	(36,790,335)	(21,244,077)
Payment of loan costs	(2,020,428)	(1,351,389)
Purchase of interest rate cap	(126,780)	(145,980)
Purchase of noncontrolling interest	(5,525,825)	—
Advance from affiliate of noncontrolling interest	461,000	1,500,000
Repayment of advance from affiliate of noncontrolling interest	(1,164,012)	—
Return of capital to noncontrolling interest	(1,488,162)	—
Contributions from noncontrolling interests	12,682,912	9,160,277
Distributions to noncontrolling interests	(497,625)	(413,293)

Net cash provided by financing activities	153,540,874	86,492,053

Net Increase in Cash and Cash Equivalents	24,374,775	4,900,271
Cash and Cash Equivalents at Beginning of Period	35,827,614	14,996,307

Cash and Cash Equivalents at End of Period	$60,202,389	$19,896,578

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$25,616,637	$12,252,340

Loan costs	$—	$23,307

Redemptions of common stock	$—	$229,568

Loan cost amortization capitalized on development properties	$815,358	$381,837

Noncontrolling interests non-cash contributions	$500,000	$—

Noncontrolling interests construction advance	$703,012	$—

Stock distributions declared (at par)	$11,874	$5,684

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

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

As of September 30, 2014, the Company owned interests in 14 Class A multifamily properties, five of which were operational and as to which development was substantially complete and nine of which were under development, including four that were partially operational. Thirteen of the properties owned as of September 30, 2014 were owned through a joint venture in which the Company has co-invested with an affiliate of a national or regional multifamily developer, and one property was wholly owned by the Company. The Company had a total of 1,677 completed apartment units as of September 30, 2014 and expects to have more than 3,900 units (excluding 258 units relating to the Long Point Property which is included in real estate held for sale) once construction is completed on its properties owned and under development as of September 30, 2014. As of September 30, 2014, one of the Company’s five operational properties was held for sale, as described in Note 6. “Real Estate Held for Sale.”

As of December 31, 2013, the Company also owned a multi-tenant, three building office complex that was held for sale and subsequently sold in March 2014.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

2.	Summary of Significant Accounting Policies

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

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2014 may not be indicative of the results expected for the year ending December 31, 2014. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2013, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Advance from Noncontrolling Interest – In March 2014, the Company acquired an ownership interest in a consolidated joint venture that acquired a parcel of land on which it plans to develop a multifamily community located in Hanover, Maryland (the “Oxford Square Property”). During the nine months ended September 30, 2014, the Company’s co-venture partner temporarily advanced approximately $1.2 million of construction and development costs relating to the Oxford Square Property pending the joint venture obtaining a construction loan for the development of the property. The advance was repaid to the Company’s co-venture partner upon the closing of the construction loan in June 2014.

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented; therefore, it has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

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

Recent Accounting Pronouncements – In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company expects to adopt ASU No. 2017-08 commencing January 1, 2015. This ASU is expected to impact the determination of which future property disposals qualify as discontinued operations, as well as, require additional disclosures about discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: i) retrospectively to each prior reporting period presented or ii) as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating ASU 2014-09; however, this amendment could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

3.	Acquisitions

During the nine months ended September 30, 2014, the Company acquired ownership interests in the following three consolidated joint ventures, which are developing Class A, multifamily projects at the following locations:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest (1)		Consolidated Contract Purchase Price (in millions)
Crescent Gateway Altamonte Springs, FL (the “Crescent Gateway Property”)	01/31/14	Crescent Communities, LLC (2)	60%		$4.5
Aura at The Rim San Antonio, TX (the “Aura at The Rim Property”)	02/18/14	Trinsic Residential Group LP (2)	54%		5.8
Oxford Square Hanover, MD (the “Oxford Square Property”)	03/07/14	Woodfield Investments, LLC (2)	95	%(3)	9.9

Total					$20.2

FOOTNOTES:

(1)	The properties were acquired through joint ventures with third parties, each of which is affiliated with at least one other multifamily project owned by the Company. In each of the joint venture arrangements, the Company is the managing member. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, proceeds from a capital event, such as a sale of the property or refinancing of the debt, generally will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the Company’s respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer, and in some cases, the general contractor of the project, and (iii) provides any lender required guarantees on the loan. In addition, an affiliate of this entity may serve as property manager of the property once operations commence.
(3)	As of the date of acquisition, the Company’s initial ownership interest in the Oxford Square Property was 60%. However, in accordance with the terms of the joint venture agreement, once the joint venture obtained a construction loan in June 2014, the Company’s ownership interest in the joint venture increased to 95% with an additional capital contribution by the Company and a partial return of capital to the Company’s joint venture partner.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

4.	Variable Interest Entities

During the nine months ended September 30, 2014, the Company entered into separate joint venture arrangements in connection with the development and ownership of the three multifamily properties described in Note 3, “Acquisitions.” The Company determined that each of the joint ventures in which it has invested is a VIE generally because there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses or its right to receive benefits from the ventures that could potentially be significant to the entity.

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

In April 2014, the Company’s consolidated subsidiary that owns the Whitehall Property in Charlotte, North Carolina (the “Whitehall Joint Venture”) refinanced its original construction loan. In connection therewith, the Company received a return of a portion of its equity investment in the Whitehall Joint Venture, of which, it used approximately $5.5 million to purchase its joint venture partner’s 5% interest in the Whitehall Joint Venture. Effective April 2014, the Company owned a 100% interest in Whitehall Joint Venture. Since the Company controlled the Whitehall Joint Venture prior to the purchase of its joint venture partner’s interest, there was no change in control of the Whitehall Joint Venture and the purchase, including related transaction costs, has been accounted for as a reclassification of equity. The Company’s acquisition of the noncontrolling interest was deemed a reconsideration event and the Company determined that this now wholly-owned entity was no longer a variable interest entity.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

5.	Real Estate Assets, net

As of September 30, 2014 and December 31, 2013, real estate assets consisted of the following:

	September 30, 2014	December 31, 2013
Operating real estate assets, net:
Land and land improvements	$34,898,149	$18,457,691
Buildings and improvements	130,017,012	60,326,697
Furniture, fixtures and equipment	13,450,171	7,818,574
Less: accumulated depreciation	(5,863,641)	(2,039,899)

Total operating real estate assets, net	172,501,691	84,563,063
Construction in process, including land	172,245,876	103,828,508

Total real estate, net	$344,747,567	$188,391,571

For the nine months ended September 30, 2014 and 2013, depreciation expense on the Company’s real estate assets was approximately $3.8 million and $1.2 million, respectively, including approximately $1.7 million and $0.7 million for the quarters ended September 30, 2014 and 2013, respectively.

6.	Real Estate Held for Sale

In 2011, the Company acquired the Long Point Property, a Class A multifamily property that completed construction in the fourth quarter of 2012. As of September 30, 2014, due to favorable market conditions in multifamily development, the Company decided to pursue a potential sale of the Long Point Property and classified the Long Point Property as held for sale. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property from income (loss) from continuing operations to income (loss) from discontinued operations for all periods presented. The Company does not anticipate a loss from the sale of this property.

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the quarter ended June 30, 2013, due to continuing trends and favorable market conditions in multifamily development and the Company’s increased focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. In March 2014, the Company sold the Gwinnett Center and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes, which was included in income (loss) from discontinued operations for the nine months ended September 30, 2014 in the accompanying condensed consolidated statements of operations. Gwinnett Center qualified and was treated as a discontinued operation in the accompanying condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

6.	Real Estate Held for Sale (continued)

As of September 30, 2014 and December 31, 2013, real estate held for sale consisted of the following:

	September 30, 2014	December 31, 2013
Land and land improvements	$6,242,533	$9,222,352
Buildings and improvements	20,890,469	28,909,047
Tenant improvements	—	841,599
Furniture, fixtures and equipment	2,332,533	2,622,353
Less: accumulated depreciation	(2,468,568)	(2,140,760)

Operating real estate held for sale	26,996,967	39,454,591
Lease intangibles, net	—	1,690,231
Deferred rent	2,435	379,441
Other liabilities	—	(36,212)

Total real estate held for sale	$26,999,402	$41,488,051

The following is a summary of income from discontinued operations for the quarters and nine months ended:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,229,919	$1,686,094	$4,083,789	$4,910,444
Expenses	(604,440)	(1,018,336)	(2,070,272)	(2,737,306)
Depreciation and amortization	(288,128)	(276,252)	(864,863)	(1,214,353)

Operating income	337,351	391,506	1,148,654	958,785
Interest expense, net of amounts capitalized	(94,429)	(326,604)	(346,442)	(492,300)
Gain on sale of property	—	—	1,219,693	—

Income from discontinued operations	$242,922	$64,902	$2,021,905	$466,485

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

7.	Indebtedness

During the nine months ended September 30, 2014, the Company entered into the following loan agreements which were still outstanding as of September 30, 2014:

Property and Related Loan	Outstanding Principal Balance as of September 30, 2014 (in millions)	Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)
Crescent Gateway Property Construction Loan (1)	$1.7	LIBOR(2) plus 2.40%, adjusted monthly	Monthly interest only payments throughout the initial term. If extended, then monthly interest payments, plus principal payments of $31,000.	July 31, 2017 (plus additional 18-month extension)	$28.5
Whitehall Property Mortgage Loan (3)	$28.2	LIBOR(2) plus 2.31%, adjusted monthly	Monthly interest only payments through May 2016, then principal and interest monthly installments calculated based on a 30-year amortization.	May 1, 2021	$28.2
Aura at The Rim Property Construction Loan (1)	$—	LIBOR(2) plus 2.25%, adjusted monthly	Monthly interest only payments through April 2017. If extended, then monthly and principal payments of $29,200.	April 17, 2017 (plus an additional 2-year extension)	$27.7
Oxford Square Property Construction Loan (1)(4)	$—	LIBOR(2) plus 2.50%, adjusted monthly	Monthly interest only payments through June 2017, then principal and interest monthly installments calculated based on a 30-year amortization.	June 26, 2018 (plus additional 1-year extension)	$35.9

FOOTNOTES:

(1)	This loan will be used to fund the majority of development and construction costs related to the multifamily property. Additionally, the construction loan is collateralized by its respective property and all improvements constructed thereon.
(2)	As of September 30, 2014, LIBOR was 0.15%.
(3)	In April 2014, the Whitehall Joint Venture refinanced its original construction loan which had an outstanding amount of $22.3 million, and entered into a new $28.2 million variable rate seven year loan. In connection with obtaining the Whitehall Mortgage Loan, the Company purchased an interest rate cap with a $28.2 million notional principal amount, pursuant to which LIBOR is capped at 3.94% for an initial term expiring in April 2017. The loan is collateralized by the Whitehall Property.
(4)	At the time of acquisition of the Oxford Square Property, the Company obtained a $4.9 million temporary loan. In June 2014, the Oxford Square Joint Venture repaid the $4.9 million, and entered into a new construction loan with a total capacity amount of $35.9 million.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

7.	Indebtedness (continued)

During the nine months ended September 30, 2014, the Company borrowed approximately $133 million in connection with its multifamily development projects and repaid approximately $36.8 million of the outstanding loans, including approximately $22.3 million related to refinancing Whitehall Joint Venture’s original construction loan, approximately $4.9 million related to Oxford Square Joint Venture’s temporary loan and approximately $8.0 million related to Gwinnett Center as a result of the sale of the property.

The Company, through joint ventures formed to make investments, generally has borrowed and expects to continue to borrow on a non-recourse basis. The use of non-recourse financing allows the Company to limit its exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.

Maturities of indebtedness for the remainder of 2014 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of September 30, 2014:

2014	$118,498
2015	89,032,160
2016	59,706,726
2017	10,651,738
2018	1,143,418
Thereafter	52,885,769

$213,538,309

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are generally effective after the respective property is operational. As of September 30, 2014, the Company was in compliance with all applicable debt covenants.

The estimated fair market value and carrying value of the Company’s debt were approximately $214.2 million and $213.5 million, respectively, as of September 30, 2014. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of September 30, 2014 because of the relatively short maturities of the obligations.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

8.	Related Party Arrangements

During the quarters and nine months ended September 30, 2014 and 2013, the Company incurred the following fees and reimbursable expenses due to related parties, including the managing dealer of the Company’s offerings, which is an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Offering fees:
Selling commissions (1)	$—	$213,777	$4,332,800	$1,963,653
Marketing support fees (1)	—	91,619	1,869,583	876,331

	—	305,396	6,202,383	2,839,984

Reimbursable expenses:
Offering costs (1)	—	173,398	3,279,232	1,510,435
Investor administrative service fees (2)	33,750	13,537	101,250	41,535
Other operating and acquisition expenses (3)(6)	315,648	241,243	892,065	721,319

	349,398	428,178	4,272,547	2,273,289

Investment services fees (4)	—	453,005	1,582,359	1,442,502
Asset management fees (4)	700,476	301,386	1,681,605	740,323
Property management fees (5)	10,072	19,057	43,428	53,648
Financing coordination fees (7)	—	—	282,150	285,000

	$1,059,946	$1,507,022	$14,064,472	$7,634,746

FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the condensed consolidated statement of equity for each period presented.
(2)	Investor administrative service fees of $0.1 million and $0.04 million for the nine months ended September 30, 2014 and 2013, respectively, including $0.03 million and $0.01 million for the quarters ended September 30, 2014 and 2013, respectively, are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The remaining investor administrative service fees are included in stock issuance and offering costs in the condensed consolidated statement of equity for each period presented.
(3)	Other operating and acquisition expenses of $0.9 million and $0.7 million are included in general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively, including $0.3 million and $0.2 million for the quarters ended September 30, 2014 and 2013, respectively. The remaining other operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for the periods presented.
(4)	Investment services fees incurred during the periods presented were capitalized as part of the cost of development properties. In addition, during the nine months ended September 30, 2014 and 2013, approximately $0.7 million and $0.3 million, respectively, of asset management fees (including approximately $0.3 million and $0.1 million for the quarters then ended, respectively) incurred by the Company were capitalized as part of the cost of development properties. Asset management fees related to Gwinnett Center and the Long Point Property, included in the amounts above, are included in income (loss) from discontinued operations for each period presented. The remaining amounts of asset management fees are included in asset management fees, net of amounts capitalized.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

8.	Related Party Arrangements (continued)

(5)	Property management fees included in the amounts above related to Gwinnett Center and the Long Point Property are included in income (loss) from discontinued operations for each period presented.
(6)	Includes $0.04 million and $0.08 million for reimbursable expenses to the Advisor for services provided to the Company by its executive officers during the nine months ended September 30, 2014 and 2013, respectively, including $0.02 million and $0.05 million for the quarters ended September 30, 2014 and 2013, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(7)	Financing coordination fees are included in loan costs, net in the condensed consolidated balance sheets.

Amounts due to related parties for fees and reimbursable costs and expenses were as follows as of:

	September 30, 2014	December 31, 2013
Due to Managing Dealer:
Selling commissions	$—	$12,246
Marketing support fees	—	30,688

	—	42,934

Due to Property Manager:
Property management fees	10,070	29,634

Due to the Advisor and its affiliates:
Reimbursable offering costs	—	53,592
Reimbursable operating expenses	1,461,197	1,254,181
Asset management fees	41,568	—

	1,502,765	1,307,773

	$1,512,835	$1,380,341

Transactions with Other Related Parties – During the nine months ended September 30, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company with four of its multifamily development projects. In August 2014, the executive officer began serving the Company as chief executive officer and president, and he serves as chief executive officer and president of the Company’s Advisor. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In January 2014, the Crescent Gateway Joint Venture purchased the land located in Altamonte Springs, Florida for approximately $4.5 million from Crescent. In addition, during the nine months ended September 30, 2014 and 2013, approximately $1.7 million and $0.7 million, respectively, in development fees payable to Crescent or its affiliates were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(UNAUDITED)

9.	Stockholder’s Equity

Distributions – On September 15, 2014, the Company’s Board of Directors (the “Board”) approved the termination of the Company’s stock distribution policy. As a result, the Company will not declare any further monthly stock distributions, effective October 1, 2014. The Company also amended and restated its distribution reinvestment plan effective as of October 1, 2014.

Redemptions – During the nine months ended September 30, 2014 and 2013, the Company redeemed 40,447 shares and 33,076 shares of common stock. No shares were redeemed during the quarter ended September 30, 2014 because the Company had fully utilized all funds available for redemption requests under the Redemption Plan. On September 15, 2014, the Board approved the suspension of the Company’s amended and restated redemption plan (the “Redemption Plan”) effective as of October 1, 2014.

10.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s nine multifamily development properties under construction as of September 30, 2014, the Company has committed to fund approximately $148.1 million in remaining development and other costs as of September 30, 2014. The remaining development costs are expected to be funded primarily by existing construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

11.	Subsequent Events

During October 2014, the Company acquired a 90% interest in a joint venture, GGT Daniel SC Venture, LLC (the “Joint Venture”), in a multifamily development property located in Greenville, South Carolina. In October 2014, the Joint Venture purchased the land located in Greenville, South Carolina for approximately $4.3 million. The Joint Venture intends to construct and operate a 292-unit “Class A” garden style multifamily residential community on the property and in connection therein entered into a development agreement with an affiliate of the joint venture partner. Pursuant to the development agreement, the maximum development budget for the Joint Venture is approximately $35.7 million, including the purchase price of the land. In connection with the development of the project, the Joint Venture closed on a construction loan of up to approximately $25 million. The loan will bear interest at the LIBOR rate, adjusted monthly, plus 2.15% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013, and for the quarters and nine months ended September 30, 2014 and 2013. Amounts as of December 31, 2013 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2014 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

We expect to invest the substantial majority of our uninvested available cash as of September 30, 2014 in additional multifamily development properties. We believe there are attractive acquisition development opportunities available, and as we continue to invest our remaining offering proceeds, we expect to concentrate on completing the development of our properties, operations, and evaluating potential exit strategies for our stockholders. Although we currently have no plans to have an additional equity offering, our board of directors may determine to seek additional capital in the future.

Our Real Estate Portfolio

As of September 30, 2014, we owned interests in 14 Class A multifamily properties primarily in the southeastern and sunbelt regions of the United States, five of which had substantially completed development and were operational. The remaining nine properties were under development with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

As of September 30, 2014, one of our five operational properties was held for sale due to favorable market conditions in the multifamily development. As a result, the operating results of such property are treated as discontinued operations in accordance with generally accepted accounting principles (“GAAP”) in our accompanying financial statements.

We had a total of 1,677 completed apartment units as of September 30, 2014 (excluding 258 units relating to the Long Point Property classified as real estate held for sale), and expect to have more than 3,900 units once construction is completed on our remaining properties under development. We expect to add an additional 292 units with the acquisition of GGT Daniel SC Venture, LLC.

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

Our Advisor will continue to evaluate opportunities that arise from favorable market conditions in multifamily development. These opportunities may include evaluating provisions within the individual joint venture agreements to consider specific asset sales, as in the case of the opportunity to sell the Long Point Property, as described below in “Liquidity and Capital Resources – Real Estate Held for Sale”.

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

LIQUIDITY AND CAPITAL RESOURCES

General

As a REIT, we are required to distribute at least 90% of our taxable income without regard to net capital gains. Therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary sources of capital have been proceeds from our Initial Offering, our Follow-On Offering, debt financings and refinancings. Although we currently have no plans to have an additional equity offering, our board of directors may determine to seek additional capital in the future. To the extent we decide to sell select assets due to favorable market conditions, the related net sales proceeds will serve as another source of capital.

We expect to invest the majority of our uninvested net proceeds from our Follow-On Offering and net sales proceeds from the disposition of properties in additional multifamily development properties. Thereafter, our ongoing principal demands for funds are expected to be for operating fees and expenses, the payment of debt service and, the payment of any cash distributions that we elect or are required to pay.

To date, we have met and expect to continue to meet cash needs for acquisitions and acquisition-related expenses from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. However, to date and until such time as we are fully invested and our investments have stabilized, we have and may continue to use a portion of our remaining uninvested offering proceeds to pay a substantial portion of our operating expenses and debt service. We generated positive cash flows from operations during the nine months ended September 30, 2014 and generally expect to do so as our remaining properties become operational in phases and stabilize.

Commencing in June 2010, our board of directors determined to issue stock distributions in order to preserve cash as we developed our properties and achieve stabilization upon completion of construction. Our board of directors authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which is equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing until terminated or amended by our board of directors.

The following table presents total stock distributions declared and issued and FFO for each of the quarters in the nine months ended September 30, 2014 and 2013:

Periods	Share Distribution Declared per Share Held	Stock Distributions Declared (Shares) (1) (2)	Stock Distributions Declared (3)	FFO Attributable to Common Stockholders (4)
2014 Quarter
First	0.006666667 per month	325,315	$3,220,619	$(97,142)
Second	0.006666667 per month	420,384	4,161,802	500,648
Third	0.006666667 per month	441,689	4,372,721	906,566

Total		1,187,388	$11,755,142	$1,310,072

2013 Quarter
First	0.006666667 per month	157,859	$1,578,590	$48,528
Second	0.006666667 per month	200,810	2,008,100	(90,408)
Third	0.006666667 per month	209,716	2,097,160	(23,812)

Total		568,385	$5,683,850	$(65,692)

FOOTNOTES:

(1)	Represents amount of shares declared and distributed.
(2)	The distribution of new common shares is non-taxable to the recipients when issued.
(3)	The amount of stock distributions declared presented in the table above includes periods prior to our determination of an estimated net asset value per share. Therefore, for purposes of this table, we have calculated the dollar amount of stock distributions declared using (i) our Initial Offering price of $10 per share for shares issued during periods prior to July 1, 2013 since we did not determine an estimated net asset value during such time and (ii) our December 2013 NAV of $9.90 per share for shares issued after December 31, 2013.
(4)	See reconciliation of net income (loss) attributable to common stockholders to funds from operations in “Funds from Operations and Modified Funds from Operations” below.

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

As reported in our Form 8-K filed on September 16, 2014, on September 15, 2014 our Board approved the termination of the Company’s distribution policy effective as of October 1, 2014. The Board initially determined to issue stock distributions in order to preserve cash as we developed properties and achieved stabilization of those properties upon completion of construction. However, the Board believes that additional stock distributions no longer provides an economic benefit, and believe that stock distributions are not in the best interests of our existing stockholders. As a result, we will not declare any further stock distributions effective October 1, 2014.

As previously reported, we had fully utilized all funds available for redemption requests under the Redemption Plan so there were no funds available to redeem any additional requests for the quarter ended September 30, 2014. On September 15, 2014, our Board approved the suspension of our amended and restated redemption plan (the “Redemption Plan”) effective as of October 1, 2014. Outstanding redemption requests of approximately 51,000 shares received in good order prior to September 10, 2014, were placed in the redemption queue, however, we will not accept or otherwise process any additional redemption requests after September 10, 2014 unless the Redemption Plan is reinstated by the Board. There is no guarantee that the Redemption Plan will be reinstated by the Board.

We have borrowed and expect to continue to borrow in connection with the acquisition and development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances in excess of such levels if approved by a majority of our independent directors. As of September 30, 2014, we had an aggregate debt leverage ratio of approximately 48.6% of the aggregate book value of our consolidated assets. However, due to the fact that we generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Since inception and through the close of our Follow-On Offering on April 11, 2014, our main sources of capital were from proceeds of our public offerings. For the nine months ended September 30, 2014 and 2013, we received aggregate offering proceeds of approximately $65.4 million and $30.0 million, respectively.

As of September 30, 2014, our cash totaled $60.2 million and consisted primarily of unused offering proceeds from our Follow-On Offering and net sales proceeds from the sale of Gwinnett Center. We expect to use a portion of this to fund our remaining capital commitments to our joint ventures, which will be used to pay certain development costs of our joint ventures. In addition, we expect to use available uncommitted cash on hand as of September 30,

2014 as well as proceeds from our debt financings and refinancings to invest in additional multifamily development properties through joint venture arrangements with multifamily developers and/or operators. Our Follow-On Offering terminated on April 11, 2014, and we currently have no plans for an additional equity offering at this time. Therefore, we expect to acquire a limited number of additional properties at this time. However, our board of directors may determine to seek additional capital in the future.

A source of cash will be the proceeds from the Long Point sale and any other property sales.

Borrowings

As described above, we have and expect to continue to obtain construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. As described in Note 7, “Indebtedness” in the accompanying consolidated financial statements, during the nine months ended September 30, 2014, we obtained construction loan financing in connection with our acquisitions, with an aggregate total capacity of approximately $92.1 million and paid $2.0 million in related loan financing costs. During the nine months ended September 30, 2014, we borrowed $99.9 million to pay for development costs relating to our development projects.

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

During the nine months ended September 30, 2013, we borrowed approximately $45.4 million under our construction loans to pay development costs related to our properties under development during such period, as well as $28.5 million in connection with refinancing the original development and construction loan related to our Long Point Property.

We, through joint ventures formed to make investments, generally have borrowed and expect to continue to borrow on a non-recourse basis. The use of non-recourse financing allows us to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.

Certain of our loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of September 30, 2014, we were in compliance with all applicable debt covenants.

Capital Contributions from Noncontrolling Interests

During the nine months ended September 30, 2014 and 2013, our co-venture partners made cash capital contributions to our consolidated joint ventures aggregating to approximately $12.7 million and $9.2 million, respectively. In addition, in accordance with the terms of the Oxford Square Property joint venture agreement, once the Oxford Square Joint Venture obtained a construction loan in June 2014, our ownership interest in the joint venture increased to 95% with an additional capital contribution by us and a $1.5 million return of capital to our joint venture partner.

In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $0.5 million as of September 30, 2014. These amounts, as well as amounts previously funded, will be or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with any additional multifamily development properties we acquire, we expect to enter into joint venture arrangements with terms similar to the ones in place as of September 30, 2014, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Real Estate Held for Sale

In 2011, we acquired the Long Point Property, a Class A multifamily property that completed construction in the fourth quarter of 2012. As of September 30, 2014, due to favorable market conditions in multifamily development, we decided to pursue a potential sale of the Long Point Property and classified the Long Point Property as held for sale. In September, we engaged a listing agent to market this property for sale. We do not anticipate we will sell this property at a loss.

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

If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% federal tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable real estate asset for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year or the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the adjusted tax basis of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor, including the potential sale of Long Point.

Net Cash Provided by Operating Activities

During the nine months ended September 30, 2014 and 2013, we generated approximately $3.4 million and $1.0 million, respectively, in cash from operating activities. Cash flows from operating activities improved primarily as a result of increased revenues due to more properties and units being operational during the nine months ended September 30, 2014, as compared to the same period in 2013, as described in “Results of Operations” further below. Due to the fact that the majority of our properties are under development and not yet stabilized, net operating income from our properties may not be sufficient to fund all of our operating expenses. Therefore, we may continue to fund all or a portion of our expenses from other sources, including our unused offering proceeds. Though we expect that cash from operations will decline in future periods due to the potential sale of our Long Point Property, we expect this to be offset by an increase in cash from operations as more properties are completed, placed in service and become stabilized.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

During the nine months ended September 30, 2014, we used approximately $148.2 million to acquire three multifamily development properties through consolidated joint ventures and to fund development costs for development projects owned during such period, as compared to approximately $80.0 million to fund development costs during the nine months ended September 30, 2013. Pursuant to the development agreements for the three properties under development as of September 30, 2014, we had commitments to fund approximately $148.1 million in additional development and other costs. We expect to fund the remaining development costs primarily from construction loans on each property, and to a lesser extent, from additional equity contributions from noncontrolling interests and cash on hand.

We expect to continue acquiring multifamily development properties during the remainder of 2014 to the extent of our uncommitted net proceeds from our Follow-On Offering and to the extent we can obtain favorable debt financing as well as from refinancings and net sales proceeds from sales of properties. In addition, we may consider the acquisition of the interests of our joint venture partners based on factors such as, but not limited to, local market conditions, availability of funds, and/or the administrative efficiencies gained by streamlining operations of the properties that have achieved their development goals and are stabilized.

Debt Service

As described in Note 7. “Indebtedness” in the accompanying condensed consolidated financial statements, during the nine months ended September 30, 2014, we repaid approximately $36.8 million of outstanding loans, which included approximately $22.3 million related to refinancing Whitehall Joint Venture’s original construction loan, approximately $4.9 million related to Oxford Square Joint Venture’s temporary loan and approximately $8.0 million related to Gwinnett Center as the result of the sale of the property.

During the nine months ended September 30, 2013, we used approximately $21 million in refinancing proceeds from a new $28.5 million loan to repay the outstanding balance of the original development and construction loan related to our Long Point Property.

As a result of the Long Point Property being classified as held for sale, we anticipate we will pay approximately $28.4 million in principal upon the sale.

Stock Issuance and Offering Costs

Under the terms of our offerings, certain affiliates were entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold. In addition, affiliates are entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which are recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us did not exceed 15% of the aggregate gross offering proceeds. Offering costs were generally funded by our Advisor and subsequently reimbursed by us subject to this limitation. During the nine months ended September 30, 2014 and 2013, we paid approximately $9.6 million and $4.4 million, respectively, in stock issuance and offering costs.

Purchase of Noncontrolling Interests and Distributions to Noncontrolling Interests

During the nine months ended September 30, 2014, we used $5.5 million of the excess proceeds received from the refinancing of the construction loan by the Whitehall Joint Venture to acquire our joint venture partner’s 5% interest in the Whitehall Joint Venture. Effective April 2014, we owned 100% of the interests in the Whitehall Joint Venture.

During the nine months ended September 30, 2014 and 2013, our consolidated joint ventures paid distributions of approximately $0.5 million and $0.4 million, respectively, to our co-venture partners representing their pro rata share of positive operating cash flows and proceeds received in connection with debt refinancings in accordance with the terms of our joint venture agreements.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of September 30, 2014, we owned interests in 14 Class A multifamily properties, five of which were operational and as to which development was substantially complete and nine of which were under development, including four which were partially operational. As described earlier, during the quarter ended September 30, 2014, we determined to seek the sale of one of these Class A multifamily property and, as such, the results of operations of this property are included in the income from discontinued operations in the accompanying statements of operations for all periods presented.

The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations as of and during the quarters and nine months ended September 30, 2014 and 2013 (excluding the Long Point Property which was held for sale):

	Start Date of Opera- tions	Comple- tion Date	Units Expected Upon Completion	Completed Apartment Units as of September 30,		% Leased(1) as of September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
				2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Whitehall Property	Q4 2012	Q2 2013	298	298	298	96%	94%	$1,008,404	$792,888	$2,946,265	$1,443,017
Crescent Crosstown Property	Q2 2013	Q3 2013	344	344	344	98%	44%	1,182,509	370,537	2,957,610	424,080
Aura Castle Hills Property	Q3 2013	Q2 2014	316	316	20	92%	—	906,486	2,000	1,847,240	2,000
Aura Grand Property	Q4 2013	Q2 2014	291	291	—	97%	—	902,333	—	1,715,504	—
Crescent Alexander Village Property	Q2 2014	Est. Q4 2014	320	132	—	25%	—	128,402	—	133,976	—
REALM Patterson Place Property	Q2 2014	Est. Q1 2015	322	170	—	32%	—	120,280	—	121,105	—
Fairfield Ranch	Q3 2014	Est. Q1 2015	294	90	—	25%	—	98,468	—	98,468	—
Cool Springs	Q3 2014	Est. Q1 2015	252	36	—	15%	—	15,693	—	15,693	—

Total*				1,677	662			$4,362,575	$1,165,425	$9,835,861	$1,869,097

Property operating expenses:
Whitehall Property								$382,432	$381,851	$1,038,530	$876,780
Crescent Crosstown Property								433,675	235,715	1,225,048	454,674
Aura Castle Hills Property								483,453	43,853	1,216,775	43,853
Aura Grand Property								353,161	39,465	1,031,349	39,465
Crescent Alexander Village Property(2)								192,234	—	363,614	—
Fairfield Ranch(2)								176,850	—	190,343	—
REALM Patterson Place Property(2)								151,833	—	295,406	—
Crescent Cool Springs Property(2)								153,584	—	224,942	—
Crescent Gateway Property(2)								34,310	—	133,193	—
Other								(4,756)	—	56,607	—

Total								$2,356,776	$700,884	$5,775,807	$1,414,772

*	Excludes 258 units relating to the Long Point Property as described in the Analysis of Discontinued Operations.

FOOTNOTES:

(1)	The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.
(2)	Expenses incurred for these properties for the quarter and nine months ended September 30, 2014 primarily relate to pre-leasing and marketing activities.

We had a total of 1,677 and 662 completed apartment units as of September 30, 2014 and 2013, respectively, and expect to have more than 3,900 units (excluding 258 units relating to the Long Point Property which is held for sale) once all of our properties owned as of September 30, 2014 are fully developed.

Our results from continuing operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. In addition, as disclosed in the table above, the increase in results of operations was also due to the fact that the Crescent Crosstown Property was fully operational in 2014 and the Aura Castle Hills, Aura Grand Property and Alexander Village Property were partially operational during 2014. Management expects continued increases in revenues and operating expenses as our existing multifamily development properties become operational. In addition, we also owned the Gwinnett Center which was sold in March 2014 and the Long Point Property which was fully operational and was classified as held for sale, with the corresponding revenues and expenses treated as discontinued operations for the periods presented, as described below.

Comparison of the quarter and nine months ended September 30, 2014 to the quarter and nine months ended September 30, 2013

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations was approximately $4.4 million and $9.8 million for the quarter and nine months ended September 30, 2014, respectively, as compared to $1.2 million and $1.9 million for the quarter and nine months ended September 30, 2013, respectively. Rental income from continuing operations increased approximately $8.0 million over 2013 primarily due to the increased stabilization of several properties (either fully operational or partially operational, as described above). We expect additional increases in revenue during the remainder of 2014 as additional units are completed, leased and our properties become more fully operational and as additional portions of our properties under development become operational.

Property Operating Expenses. Property operating expenses from continuing operations for the quarter and nine months ended September 30, 2014 were $2.4 million and $5.8 million, respectively, as compared to $0.7 million and $1.4 million, respectively, for the comparable periods in 2013. Property operating expenses increased approximately $4.4 million due to the increased stabilization of several properties (as fully operational or partially operational, as described above). Property operating expenses also increased in 2014 due to pre-leasing and marketing activities at our properties under development. Property operating expenses are expected to increase during the remainder of 2014 as additional units are completed and our properties become more fully operational, and as portions of our other properties under development become operational.

General and Administrative Expenses. General and administrative expenses from continuing operations for the quarter and nine months ended September 30, 2014 were approximately $0.6 million and $2.1 million, respectively, as compared to $0.4 million and $1.6 million, respectively, for the comparable periods in 2013. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the nine months ended September 30, 2014 as compared to 2013, general and administrative expenses increased 37% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues and the ratio of general and administrative expenses to revenues will continue to decrease.

Asset Management Fees. We incurred approximately $0.6 million and $1.4 million in asset management fees from continuing operations payable to our Advisor during the quarter and nine months ended September 30, 2014, respectively, (of which approximately $0.3 million and $0.7 million, respectively, were capitalized as part of the cost of our properties that were under development), as compared to approximately $0.2 million and $0.5 million, respectively, for comparable periods in 2013 (of which approximately $0.1 million and $0.3 million, respectively, were capitalized).

We incur asset management fees at an annual rate of 1% of our “real estate asset value” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased over 2013 as a result of the increase in our real estate assets under management subsequent to September 30, 2013. Asset management fees relating to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.2 million and $0.5 million in property management fees from continuing operations during the quarter and nine months ended September 30, 2014, respectively, as compared to approximately $0.1 million and $0.2 million, respectively, for the comparable periods in 2013. Property management fees generally range from 2.25% to 3.50% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods. Property management fees increased during 2014 primarily as a result of increased property revenues. We expect additional increases in these fees during the remainder of 2014 and future periods as property revenues increase as more of our development properties become operational.

Acquisition Fees and Expenses. We incurred approximately $2.1 million in acquisition fees and expenses, including closing costs, during the nine months ended September 30, 2014, as compared to $3.3 million during the nine months ended September 30, 2103, of which substantially all were capitalized as part of the costs of our properties under development. Acquisition fees, which are paid based on our pro rata ownership interest in the properties, were lower in 2014 versus 2013 due to acquiring ownership interests in the properties between 54% and 95% during 2014, as compared to 60% to 90% during 2013. We expect to continue to incur acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses, in the future as we purchase additional properties. However, we expect acquisition fees and expenses incurred on properties under development to continue to be capitalized as part of the cost of the development.

Depreciation. Depreciation expense from continuing operations for the quarter and nine months ended September 30, 2014 was approximately $1.7 million and $3.8 million, respectively, as compared to approximately $0.7 million and $1.2 million, respectively, for the comparable periods in 2013. Depreciation expense increased primarily due to several properties being fully operational in 2014, as compared to only partially operational for the same period in 2013, and other properties being partially operationally in 2014, as described above. We expect increases in depreciation for the remainder of 2014 as additional phases of other properties become fully operational and other development properties become operational.

Fair Value Adjustments and Other Income (Expense). During the quarter and nine months ended September 30, 2014, we recognized income (expense) of approximately $0.03 million and $0.03 million, respectively, as compared to expense of approximately $(0.01) million and $(0.04) million during the quarter and nine months ended September 30, 2013, respectively.

Interest Expense and Loan Cost Amortization, Net of Amounts Capitalized. During the quarter and nine months ended September 30, 2014, we incurred approximately $1.5 million and $3.7 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $1.2 million and $2.9 million, respectively, of which was capitalized as development costs relating to our properties under development. This compares to approximately $0.5 million and $1.0 million of such expenses during the quarter and nine months ended September 30, 2013, respectively, of which $0.3 million and $0.8 million, respectively, was capitalized as development costs.

Interest costs incurred during the quarter and nine months ended September 30, 2014 increased primarily due to the completion of construction activity on several buildings that became operational. We expect interest expense to continue to increase over the next 24 to 30 months as we continue to complete construction on buildings that become operational. In addition, to the extent we acquire additional properties, we expect to fund such acquisitions and development projects with approximately 65% to 75% leverage. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to capitalized.

As of September 30, 2014, even though all of our loans were variable rate, we had purchased interest rate caps relating to several of our loans to reduce our exposure to future increases in LIBOR rate. Any increases to LIBOR rates will result in increased interest expense, but the interest rate caps will partially offset the full impact of an increase in the LIBOR rate. See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

Analysis of Discontinued Operations:

During the quarter and nine months ended September 30, 2014, we established our intent to sell Long Point Property, as described in Management’s Discussion and Analysis – Real Estate Held for Sale. As a result, we accounted for the revenues and expenses associated with the Long Point Property as discontinued operations for all periods presented in accordance with accounting standards. Income from discontinued operations was $0.2 million and $0.7 million during the quarter and nine months ended September 30, 2014, respectively, as compared to $0.03 million and $0.5 million during the quarter and nine months ended September 30, 2013, respectively.

During the quarter ended June 30, 2013, we established our intent to sell Gwinnett Center and, in March 2014 we sold the property to an unrelated party and received net sales proceeds of approximately $15.0 million, resulting in a gain on sale of approximately $1.2 million for financial reporting purposes. We had income from discontinued operations of approximately $1.3 million for the nine months ended September 30, 2014, as compared to income (loss) from discontinued operations of $0.04 million and $(0.08) million for the quarter and nine months ended September 30, 2013, respectively. The improvement in the results from discontinued operations from the Gwinnett Center was primarily the result of (i) amounts for 2014 including a gain on sale of approximately $1.2 million and (ii) our discontinuing the recognition of depreciation and amortization expense beginning in the second quarter of 2013 upon the determination of recording this property as real estate held for sale. See Note 6. “Real Estate Held for Sale” in the accompanying condensed consolidated financial statements for additional information on the income (loss) from discontinued operations for Gwinnett Center, including the revenues and expenses related to this property.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the three and nine months ended September 30, 2014 and 2013, our MFFO represents FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases, straight-line rent adjustments, loss on write-off of lease related costs, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the quarters and nine months ended:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(639,756)	$(825,954)	$(1,198,534)	$(2,239,410)
Adjustments:
Gain on sale of property:
Discontinued operations	—	—	(1,219,693)	—
Depreciation and amortization:
Continuing operations	1,272,310	539,702	2,905,807	1,002,188
Discontinued operations	274,012	262,440	822,492	1,171,530

FFO attributable to common stockholders	906,566	(23,812)	1,310,072	(65,692)
Acquisition fees and expenses(1):
Continuing operations	15,984	14,355	44,876	33,443
Amortization of above- and below- market lease intangible assets(2):
Discontinued operations	—	—	—	17,983
Straight-line rent adjustments(3):
Continuing operations	(143,048)	26,608	(214,641)	(47,300)
Discontinued operations	2,194	21,560	17,042	(53,252)
Loss on extinguishment of debt(4):
Continuing operations	—	—	56,739	—
Discontinued operations	—	—	32,787	65,812
Unrealized loss (gain) related to changes in fair value of derivatives(5):
Continuing operations	18,665	8,470	83,557	33,790
Discontinued operations	8,586	16,899	115,518	(55,579)

MFFO attributable to common stockholders	$808,947	$64,080	$1,445,950	$(70,795)

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	12,168,513	20,969,311	11,492,740

Net loss per share (basic and diluted)	$(0.03)	$(0.07)	$(0.06)	$(0.19)

FFO per share (basic and diluted)	$0.04	$—	$0.06	$(0.01)

MFFO per share (basic and diluted)	$0.04	$0.01	$0.07	$(0.01)

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

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, our chief executive officer and president serves on the board of directors of Crescent Communities, LLC, an affiliate of four joint venture partners for four of our multifamily development projects as of September 30, 2014. See Note 8, “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2013 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2014, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2014	2015 - 2016	2017 - 2018	More than 5 years	Total
Development contracts on development properties (1)	$30,728,710	$143,043,756	$—	$—	$173,772,466
Mortgage notes payable (principal and interest) (2) (3)	471,163	4,113,718	4,967,707	57,295,002	66,847,590
Construction notes payable (principal and interest) (2)	1,066,208	152,610,777	9,645,186	—	163,322,171

	$32,266,081	$299,768,251	$14,612,893	$57,295,002	$403,942,227

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of September 30, 2014 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of September 30, 2014.
(3)	As a result of the Long Point property being classified as held for sale, we anticipate we will pay approximately $28.4 million in principal plus interest upon the sale.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2014	2015	2016	2017	2018	Thereafter	Total	Approximate Fair Value
Variable rate debt	$118,498	$89,032,160	$59,706,726	$10,651,738	$1,143,418	$52,885,769	$213,538,309	$214,200,000

Average interest rate(1)	2.48%	2.73%	2.86%	2.43%	2.47%	2.47%	2.69%

FOOTNOTE

(1)	As of September 30, 2014, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of September 30, 2014, would increase interest expense by approximately $0.5 million and $1.5 million on our variable rate debt for the quarter and nine months ended September 30, 2014, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary given that our sensitivity analysis on the effects of changes in LIBOR does not factor in a potential change in variable rate debt levels or any offsetting gains on interest rate cap contracts.

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

Redemption of Shares and Issuer Purchases of Equity Securities

During the quarter ended September 30, 2014, we had outstanding redemption requests for approximately 51,000 shares of our common stock which we were unable to redeem because the Company had fully utilized all funds available for redemption requests under the Redemption Plan through June 30, 2014. On September 15, 2014, our Board approved the suspension of our Redemption Plan effective as of October 1, 2014. Those redemption requests received in good order prior to September 10, 2014, will be placed in the redemption queue, however, we will not accept or otherwise process any additional redemption requests after September 10, 2014 unless the Redemption Plan is reinstated by the Board. There is no guarantee that the Redemption Plan will be reinstated by the Board.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Mine Safety Disclosures – Not applicable

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 6 th day of November, 2014.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Equity for the nine months ended September 30, 2014 and the year ended December 31, 2013, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (v) Notes to the Condensed Consolidated Financial Statements.