Form 10-K
period 2014-12-31
CNL Growth Properties, Inc.
filed 2015-03-18
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the Company’s $9.90 estimated net asset value per share as of June 30, 2014, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $219 million.

The number of shares of common stock outstanding as of March 18, 2015 was 22,526,171.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant incorporates by reference portions of the CNL Growth Properties, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed no later than April 30, 2015.

PART I

Statement Regarding Forward Looking Information

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

We are externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, our sponsor (the “Sponsor”). CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”). The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.

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

Our Investment Strategy

Our investment strategy allows us to acquire a range of growth-oriented real estate and real estate-related assets. Our Advisor used CNL’s and the sub-advisors’ network of relationships to locate, conduct due diligence, and assist in the acquisition, operation and management of our real estate investments, and we used these relationships to enter into joint ventures, partnerships or other co-ownership arrangements for the acquisition, development or improvement of real estate properties.

Since our inception, our Advisor and its sub-advisors have evaluated various investment opportunities on our behalf. To date, the investments we have made, as well as the remaining property we have identified as a possible investment opportunity, focused on multifamily development projects in the southeastern and sunbelt regions of the United States due to favorable and compelling market and industry data, as well as, unique opportunities to co-invest with experienced development operators.

We believe that multifamily development in the United States represents a unique near-term opportunity due to significant consumer demand for newly-constructed multifamily units. In addition, investor demand for stabilized multifamily operations drives prices up particularly in major markets and a compelling opportunity exists for those with capital, relationships, and expertise to develop and operate new units. We build on the success of our initial multifamily projects by continuing to capitalize on this supply/demand imbalance while monitoring for any shift in fundamental return metrics.

Our Real Estate Portfolio

As of December 31, 2014, we owned interests in sixteen Class A multifamily properties in the southeastern and sunbelt regions of the United States, seven of which had substantially completed development and were operational. The remaining nine properties were under development, including three of which were partially operational, with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 2,323 completed apartment units as of December 31, 2014 (excluding 258 units relating to the Long Point Property classified as real estate held for sale), and expect to have more than 4,400 units once construction is completed on our remaining properties under development. We expect to add additional units once we acquire our last property during 2015.

In March 2014, we sold our three-building office complex located in Duluth, Georgia (“Gwinnett Center”) to an unrelated third party and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes. During the year ended December 31, 2014, due to continuing trends and favorable market conditions in multifamily properties, we entered into an agreement to sell our interest in our 258-unit Class A garden-style multifamily community located in Mount Pleasant, Charleston County, South Carolina (the “Long Point Property”), one of our seven operational properties, to an unrelated third party. As a result, the operating results of these properties and the gain on the sale of the Gwinnett Center were treated as discontinued operations in accordance with generally accepted accounting principles (“GAAP”) in our accompanying financial statements. In January 2015, the Long Point Joint Venture sold the Long Point Property and received net sales proceeds of approximately $54.5 million, resulting in a gain of approximately $27.4 million for financial reporting purposes.

Our Advisor will continue to evaluate opportunities that arise from favorable market conditions in multifamily development until it begins to evaluate potential exit strategies for our stockholders. These opportunities may include evaluating provisions within the individual joint venture agreements to consider specific asset sales, as was the case of the opportunity to sell the properties described above.

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2014, excluding the Whitehall Property that we wholly owned, we had co-invested with eight separate developers in 15 properties or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have invested as of December 31, 2014 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

For additional information regarding our real estate properties, see Item 2. “Properties.”

Our Common Stock Offerings

On October 20, 2009, we commenced our initial public offering (the “Initial Offering”) which closed on April 7, 2013. On August 19, 2013, we commenced a follow-on offering (the “Follow-On Offering”) which terminated on April 11, 2014. Through the close of the Follow-On Offering, we received aggregate offering proceeds of approximately $208.3 million from our Initial and Follow-On Offerings.

Our Borrowing Policies

Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have invested substantially all of our capital. As a result, we may borrow more than 75% of the initial acquisition and development budget of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. Although we had an aggregate debt leverage ratio of approximately 53% of the aggregate carrying value of our consolidated assets as of December 31, 2014, due to the fact that we generally have obtained construction financing to fund up to approximately 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

We may seek to refinance our indebtedness under such terms and at such times as we deem appropriate, and use any net proceeds received to invest in additional properties, acquire some or all of the equity interests of our partners, make cash distributions to our stockholders, establish reserves or for any other corporate purpose deemed appropriate.

Our Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders. Through December 31, 2014, we have not generated REIT taxable income and therefore have not been required to make cash distributions to our stockholders for purposes of complying with REIT qualifications.

Due to our investment strategy of seeking growth-oriented assets and our current investment focus of investing in multifamily development properties, the board initially determined to issue stock distributions in order to preserve cash as we developed properties and achieved stabilization of those properties upon completion of construction. On June 24, 2010, our board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which was equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day. Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, our board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represented an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly until the policy was terminated by our board.

On September 15, 2014, our board approved the termination of our distribution policy effective as of October 1, 2014. The board believed that additional stock distributions no longer provided an economic benefit, and believed that stock distributions were not in the best interests of our existing stockholders. As a result, we did not declare any further stock distributions effective October 1, 2014.

For the years ended December 31, 2014, 2013 and 2012, we declared 1,187,388 shares, 816,952 shares and 472,462 shares of common stock, respectively, as stock distributions. When issued, the stock distributions were non-taxable distributions.

On February 9, 2015, the board declared a special cash distribution in the amount of $1.30 per share payable to the holders of record of our common stock as of the close of business on February 9, 2015 (the “Special Distribution”). The Special Distribution was paid in cash and was funded from the proceeds of refinancings and asset sales, including the January 2015 sale of the Long Point Property. We paid the Special Distribution on February 24, 2015.

Our Valuation Policy

The valuation process used to determine an estimated NAV was designed to follow recommendations of the Investment Program Association (“IPA”), a trade association for non-listed direct investment vehicles, in the IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was issued by the IPA in April 2013. The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance. “Net asset value” means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities. Our net asset value will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

In accordance with our policy, the valuation committee of our board of directors, comprised of our independent directors, oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the net asset value per share of our common stock.

To assist our board of directors in its determination of our net asset value, our board of directors engaged an independent valuation firm, CBRE Capital Advisors, Inc. (“CBRE Cap”), to provide property level and aggregate valuation analyses of the Company and a range for the net asset value per share of our common stock. For a discussion of the determination of our net asset value per share of our common stock, including our valuation process and methodology, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

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

Our ability to dispose of properties is restricted as a result of the rules applicable to REITs. Under applicable provisions of the Internal Revenue Code (“Code”) regarding prohibited transactions by REITs, a REIT that sells property, other than foreclosure property, that is deemed to be property held primarily for sale in the ordinary course of business is subject to a 100% penalty tax on the net gain from any such transaction. We focus on properties which meet our investment objectives, and we generally expect to continue holding properties beyond the point of stabilization. Once stabilized, we will consider a number of relevant factors in analyzing any potential disposition of a property, including any potential for the penalty tax.

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

Our fully-operational properties are located in the metropolitan areas of Charlotte and Raleigh, North Carolina, Tampa, Florida, Houston and Dallas, Texas and Nashville, Tennessee. Each location is in a highly competitive, large metropolitan area with multiple competing projects under construction.

We also have properties under development with partial operations and preleasing activities occurring in Charlotte and Houston (Cypress, Spring). Each of these markets has an active development pipeline which will compete with our development properties during the lease-up phase.

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

Since electing to be taxed as a REIT, we have had tax losses for federal income tax purposes and therefore have not been required to make cash distributions to our stockholders. In February 2015, we paid a special distribution, as described above under “Our Distribution Policy.”

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

Company Related Risks

There is no public market for our shares and it is not likely that one will develop.

Our shares are not listed, there is no current public market for shares of our common stock and one is not likely to develop. We have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. Additionally, our board of directors suspended our stock redemption plan. Therefore, it may be difficult for you to sell your shares promptly or at all, including in the event of an emergency; and if you are able to sell your shares, you may have to sell them at a substantial discount from your purchase price of such shares or less than your proportionate value of the net assets we own. Our board of directors began to explore strategic alternatives in 2014, however, our articles of incorporation do not require that we consummate a transaction to provide liquidity to stockholders on any certain date or at all.

Our board of directors estimated our net asset value per share as of December 31, 2014 and in doing so, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2014. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore, our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of determining the estimated net asset value per share of our common stock as of December 31, 2014, we retained an independent investment banking firm to value of our properties as of December 31, 2014, which properties consist principally of illiquid commercial real estate. The methodologies used to value of our properties involved certain subjective judgments, including but not limited to, estimated future cash flows for properties recently developed or currently under development for which we have limited or no operating history, respectively. Due to the short-term nature of multifamily leases, the value of our properties and the estimated net asset value of our shares may be more susceptible to fluctuation than REITs with longer term leases where cash flows are not subject to as much potential volatility. In addition, the ultimate realization of the value of our assets depend to a great extent on economic and other conditions beyond our control and the control of our Advisor and the independent investment banking firm. Moreover, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Further, in accordance with the recommendations in the IPA Valuation Guidelines, the valuation of our properties used in the determination of our estimated net asset value per share did not include deductions for estimated disposition costs and fees or other selling expenses of our assets. As a result of the foregoing, as well as other factors, and despite that we used the guidelines recommended by the IPA for determining the net asset value for shares of non-traded real estate investment trusts such as us, the valuations of our properties may not correspond to the realizable value upon a sale of those assets; and our estimated net asset value per share may not be indicative of the proceeds a stockholder would receive upon the sale of his or her shares in a market transaction or if we were liquidated or dissolved and the proceeds were distributed to the stockholders.

We and our Advisor have limited operating histories and the prior performance of real estate investment programs sponsored by our sponsor or CNL may not be indicative of our future results.

We and our Advisor have limited operating histories. Prior to April 26, 2010, the date our operations commenced, we had no previous performance history. You should not rely upon the past performance of other real estate investment programs sponsored by our sponsor or CNL to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have a limited operating history. To be successful, our Advisor must, among other things:

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

Because we rely on affiliates of CNL for advisory and property management services, if these affiliates or their executive officers and other key personnel are unable to meet their obligations to us, we may be required to find alternative providers of these services, which could disrupt our business.

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

We may experience delays in deploying our capital into assets or in realizing a return on the capital we invest. Although we have identified properties in which we expect to invest the majority of our offering proceeds, we may determine to not pursue any or all such acquisitions for any reason or we may experience delays in completing such acquisitions. To the extent we have available proceeds to invest in properties, we could suffer from delays in locating suitable investments as a result of competition in the relevant market, regulatory requirements and our reliance on our Advisor, at times when management of our Advisor is simultaneously seeking to locate suitable investments for other real estate investment programs sponsored by CNL or our sponsor, some of which may have investment objectives and employ investment strategies that are similar to ours. Furthermore, with our focus of investing in multifamily development properties, our investments are not expected to yield immediate returns.

If we are unable to invest the balance of our offering proceeds and/or the proceeds from asset refinancings or sales in real estate assets in a timely manner, we may invest such proceeds in short-term, investment-grade securities pending the acquisition of properties or other uses. These securities typically yield less than investments in commercial real estate.

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

Our ability to replace our Property Manager is limited. Under the terms of our property management agreement, we may terminate the agreement (i) in the event of our Property Manager’s voluntary or involuntary bankruptcy or a similar insolvency event or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to all or substantially all of the properties being managed under the agreement that is not cured within 30 days after notice to the Property Manager. We may amend the property management agreement from time to time to remove a particular property from the pool of properties managed by our Property Manager (i) if the property is sold to a bona fide unaffiliated purchaser, or (ii) for “cause.” In this case, “cause” means a material breach of the property management agreement of any nature by the Property Manager relating to that particular property that is not cured within 30 days after notice to the Property Manager. Our board of directors may find the performance of our Property Manager to be unsatisfactory. However, unsatisfactory performance by the Property Manager may not constitute “cause.” As a result, we may be unable to terminate the property management agreement even if our board concludes that doing so is in our best interest.

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

There can be no assurance that we will be able to achieve expected results or cash flows necessary to initiate or maintain cash distributions at any particular level.

There are many factors that can affect the type, availability and timing of cash distributions to stockholders. Cash distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and other assets, current and projected cash requirements, expected and actual cash flow from operations, the estimated total return on our assets, our overall financial condition, our objective of qualifying as a REIT for tax purposes, the determination of reinvestment versus distribution following the sale or refinancing of an asset, as well as other factors. Cash distributions declared may not reflect our income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as our ability to make acquisitions in a timely manner as funds become available, the income from those investments, as well as, our operating expenses and many other variables. Actual amounts available for cash distribution may vary substantially from estimates. We cannot assure you that:

•	properties currently in development will be completed and stabilized as planned;

•	rents from our properties will stabilize, or once stabilized, will remain stable or increase; or

•	our real estate portfolio will increase in value or generate or increase our cash available for distributions to stockholders.

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

We incurred net losses for the three years ended December 31, 2014. Our losses can be attributed, in part, to our operating expenses which include pre-leasing costs for our development properties and various general and administrative expenses related to being a public reporting company, as well as, the fact that a significant number of our properties are under development, or construction was completed recently and have not yet stabilized. In addition, depreciation and amortization expense substantially reduced our income. Our operating costs to date have been primarily funded with offering proceeds. We cannot assure you that we will be profitable in the future, that our properties will stabilize and produce sufficient income to fund our operating expenses, or that we will realize growth in the value of our assets.

We may pay distributions from sources other than our cash flow from operations or funds from operations.

Due to the nature of our investment strategy and our investment focus in multifamily development properties, we expect to generate little, if any, cash flow from operations or funds from operations to pay distributions in cash; and our ability to make cash distributions may be negatively affected. Therefore, we do not anticipate generating distributable earnings in the near term. However, we have and we may in the future elect to pay special cash distributions and pay all or a portion of any such distributions from sources other than net operating cash flows, such as cash flows generated from refinancing activities and proceeds from asset sales. A component of any cash distribution may include the proceeds of our offerings and/or borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of our offerings to pay distributions. To the extent we use sources of cash other than cash flow from operations or funds from operations to pay distributions, we will have less capital available to invest in properties and other real estate-related assets and the net asset value per share of our common stock may decline.

We disclose funds from operations, or FFO, and modified funds from operations, or MFFO, non-GAAP financial measures; however, FFO and MFFO are not equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.

We use and disclose to investors FFO and MFFO, which are non-GAAP financial measures. See “Selected Financial Data — Funds from Operations and Modified Funds from Operations.” FFO and MFFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and asset impairment write-downs, depreciation and amortization, and is after adjustments for such items related to non-controlling interests. MFFO and GAAP net income differ because MFFO represents FFO with further adjustments to exclude acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, realized gains and losses from early extinguishment of debt, straight-line rent adjustments and the adjustments of these further items related to non-controlling interests.

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

Other than our mortgage loans associated with property acquisitions and development projects, neither we nor our Advisor has any established financing sources. If our capital resources, or those of our Advisor (to the extent it advances amounts to us or on our behalf), are insufficient to support our operations, we may not achieve our investment objectives.

For our operating properties, we will consider capital reserves on a property-by-property basis, as we deem appropriate, to pay operating expenses to the extent that the property does not generate operating cash flow to fund anticipated capital improvements. If we do not have enough capital reserves to supply needed funds for capital improvements throughout the life of our investment in a property and there is insufficient cash available from our operations or from other sources, we may be required to defer necessary improvements to a property. This may result in decreased cash flow and reductions in property values. If our reserves are insufficient to meet our cash needs, we may have to obtain financing from either affiliated or unaffiliated sources to fund our cash requirements. Additionally, due to the volatility and uncertainty experienced in recent years by financial markets, liquidity has tightened in financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access credit markets in order to obtain financing on reasonable terms or at all. Accordingly, in the event that we develop a need for additional capital in the future for the maintenance or improvement of our properties or for any other reason, we have not identified any established sources for such funding other than our existing mortgage loans. Although our Advisor has relationships with various lenders, we cannot assure you that sources of funding will be available to us for capital needs in the future.

Although our Advisor began exploring possible strategic alternatives in 2014, there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that we will be able to meet our investment objectives.

With the completion of our Follow-On Offering in April 2014, our Advisor began exploring possible strategic alternatives in connection with providing liquidity to stockholders. We are not obligated to enter into any particular transaction and there is no specific date by which we must have a liquidity event. There is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, we will be able to meet our investment objectives or provide a return to stockholders that equals or exceeds the price per share paid for shares of our common stock.

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

We pay substantial fees to our Advisor and our Property Manager (including their sub-advisors and sub-property managers, respectively) and their affiliates. These fees could influence their advice to us, as well as the judgment of our Advisor and its affiliates performing services for us. Among other matters, these compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with our Advisor, its affiliates and related parties;

•	property sales, which may entitle our Advisor to real estate commissions;

•	property acquisitions, which entitle our Advisor to investment services fees and asset management fees payable to our Advisor;

•	borrowings to acquire assets, which increase the investment services fees and asset management fees payable to our Advisor;

•	refinancing debt, which may entitle our Advisor or its affiliates to receive a financing coordination fee in connection with assisting in obtaining such financing;

•	whether we seek to internalize our management functions, which could result in our retaining some of our Advisor’s and its affiliates’ key officers and employees for compensation that is greater than that which they currently earn or which could require additional payments to our Advisor or its affiliates to purchase the assets and operations of our Advisor, its affiliates and related parties performing services for us;

•	a liquidity event with respect to our shares of common stock, which may entitle our Advisor to a subordinated incentive fee;

•	a sale of assets, which may entitle our Advisor to a subordinated share of net sales proceeds; and

•	whether and when we seek to sell our operating partnership or its assets, which sale could entitle our Advisor to additional fees.

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

Our strategy for acquiring properties focuses on multifamily development properties, which may be located in markets undergoing positive changes or facing time-sensitive deadlines. These investments are typically riskier than stabilized properties or properties located in stable markets or markets that have validated their growth opportunities. There is no assurance that we have selected, or that we will be able to select in the future, appropriate markets to affect our strategy; and there is a risk that our properties will experience declines in value.

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

Generally, we acquire unimproved real property or properties that are under development or construction. Although we have and expect to continue to invest in these types of properties after initial pre-development activities have been completed, investments in such properties are subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our developers’ ability to build in conformity with plans, specifications, budgeted costs and timetables. A developer’s performance may be affected or delayed by conditions beyond the developer’s control. We may incur additional risks when we make periodic progress payments or other advances to developers before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We generally have and expect to continue to seek performance and cost overrun guarantees from the developer and/or affiliates of our joint venture partners for development projects to mitigate the risk of increases associated with delays. However, if such parties are unable to meet their obligations under any such agreements, it could have an adverse effect on our investment.

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

To date, we have invested and expect to continue to invest, substantially all of the available proceeds from our equity offerings in multifamily development properties. If capitalization rates increase, we would expect declines in the pricing of assets upon sale or at the time of a valuation. If we are required to sell investments into such a market, we could experience a decrease in the value of our investments. In most domestic markets, there is a spread between capitalization rates on stabilized multifamily assets and the return on cost at which new multifamily projects can be developed. The opportunity to develop at higher returns on cost and finance at today’s interest rates enables us to potentially produce higher levered returns than had we bought a stabilized multifamily property. However, if capitalization rates increase, we would expect the value of our current investments to decline. In addition, if costs of developing a multifamily asset increase, the difference between the costs to develop and the price to purchase stabilized multifamily properties will shrink and make the risk adjusted return for development less attractive.

Increases in unemployment could adversely affect multifamily property occupancy and rental rates.

Increases in unemployment in the markets in which we have acquired or intend on acquiring multifamily properties could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	A decline in household formation;

•	Rental of fewer units as a result of renters’ decision to share rental units;

•	A reduced demand for higher-rent units, such as those of high quality multifamily communities;

•	The inability or unwillingness of residents to pay rent increases; and

•	Increased rent collection losses.

If employment levels remain flat or increase, our properties may not perform as anticipated and we may not realize growth in the value of our multifamily properties.

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

Our portfolio is invested in multifamily properties. As a result, we are subject to risks inherent to investments in a single real estate sector. With the concentration of our investments in multifamily, the potential effects on our revenues resulting from a downturn or slowdown in the multifamily sector will be more significant than if we had a diversified portfolio.

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

In recent years, the global financial markets have experienced pervasive and fundamental disruptions. A disruption in the financial markets often results in a significant negative impact on the financial markets. Such disruptions have had and may continue to have an adverse impact on the availability of credit to businesses, generally, and have resulted in and could lead to further weakening of the U.S. economy and the economies of other countries. Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry generally or by the local economic conditions where our properties are located, including the current dislocations in the credit markets and general global economic recession. Availability of debt financing secured by commercial real estate has been significantly restricted as a result of tightened underwriting standards. Continued declines in the financial markets may materially affect the value of our investment properties, and may affect our ability to pay cash distributions, if any, the availability or the terms of financing that we have or may anticipate utilizing, and our ability to make principal and interest payments on, or refinance, any outstanding debt when due. Such challenging economic conditions may also negatively impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.

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

Generally, we enter into co-venture arrangements with third parties in connection with our investments in multifamily development projects. We may also purchase and develop properties in joint ventures or in partnerships or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that our co-venturer or partner might become bankrupt;

•	the possibility that a co-venturer or partner might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

•	the possibility that such co-venturer or partner may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals;

•	the possibility that because a co-venturer or partner will have competing interests for their time and resources, they may find it difficult to allocate their time between our business and their other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate;

•	the possibility that we may incur liabilities as the result of an action taken by our co-venturer or partner;

•	the possibility that a co-venturer or partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives; or

•	the possibility that we may not be able to control the management of such assets and such co-venturer or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

There are various local, state and federal fire, health, life-safety and similar regulations that we are required to comply with, and that may subject us to liability in the form of fines or damages for noncompliance. Complying, or failure to comply, with these laws or regulations could increase the cost of acquiring or operating properties. Further, there can be no assurance that new applications of laws, regulations and policies, or changes in such laws, regulations and policies, will not occur in a manner that could have a detrimental effect on the properties we owned prior to the change, which could result in us incurring added costs to comply or maintain licenses and permits.

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

In addition to the limitations in our articles of incorporation, our board of directors has adopted a policy to generally limit our aggregate borrowings to not exceed approximately 75% of the aggregate value of our assets, unless substantial justification exists that borrowing a greater amount is in our best interest. Our policy limitation, however, will not apply to individual real estate assets and will only apply once we have invested substantially all of our capital. As a result, we may borrow more than 75% of the initial acquisition and development budget of each real estate asset we acquire to the extent our board of directors determines that borrowing these amounts is reasonable. Principal and interest payments reduce cash that would otherwise be available for other purposes. Further, incurring mortgage debt increases the risk of loss because defaults on indebtedness secured by a property may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. For tax purposes, a foreclosure of non-recourse debt is generally treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. We also may provide full or partial guarantees to lenders of mortgage debt to the entities that own our properties. In this case, we will be responsible to the lender for satisfaction of the debt if it is not paid by the entity. If any mortgages contain cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

Instability in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay cash distributions.

We may not be able to continue to obtain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be significantly impacted, and the return on the properties we purchase likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets may result in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.

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

The Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”) are government sponsored enterprises that have historically been major sources of financing for the multifamily sector. Should Fannie Mae and/or Freddie Mac have their precepts changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our access to debt capital and/or increase borrowing costs. If new federal regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us if private alternative sources of funding are reduced or unavailable. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) make it more difficult for us to secure new takeout financing for current multifamily development projects; (ii) hinder our ability to refinance completed multifamily assets; (iii) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (iv) require us to obtain other sources of debt capital with potentially different terms.

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

As of December 31, 2014, we owned interests in sixteen Class A multifamily properties, seven (including the Long Point Property classified as held for sale) of which were operational and nine of which were under development, including three of which were partially operational. Our properties are subject to encumbrances, as described in “Schedule III – Real Estate and Accumulated Depreciation” of Item 15. “Exhibits and Financial Statement Schedules” and Note 7, “Indebtedness” of Item 8. “Financial Statements and Supplementary Data” of this Annual Report. The following table presents information on our properties owned as of December 31, 2014:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest		Number of Units Upon Completion or Square Footage	Number of Units or Square Footage Completed as of December 31, 2014	Capitalized Cost or Development Budget (in millions) (1)	Estimated Completion Date (2)	Percent Leased December 31, 2014 (2)

Class A Multifamily:

Operating:
Whitehall Charlotte, NC	02/24/12	Woodfield Investments, LLC	100	% (3)	298 units	298 units	$29.6	Completed Q2/2013	95%

Crescent Crosstown Tampa, FL	03/27/12	Crescent Communities, LLC (4)	60%		344 units	344 units	$36.3	Completed Q3/2013	96%

Aura Castle Hills Lewisville, TX	11/30/12	Hunt Realty Investments and Trinsic Residential Group, L.P. (4)	54%		316 units	316 units	$34.2	Completed Q2/2014	95%

Aura Grand Katy, TX	12/20/12	Trinsic Residential Group, L.P. (4)	90%		291 units	291 units	$31.5	Completed Q2/2014	88%

REALM Patterson Place Durham, NC	06/27/13	The Bainbridge Companies, LLC (4)	90%		322 units	322 units	$38.5	Completed Q4/2014	38%

Crescent Cool Springs Nashville, TN	06/28/13	Crescent Communities, LLC (4)	60%		252 units	252 units	$40.9	Completed Q4/2014	31%

Under Development:
Crescent Alexander Village Charlotte, NC	11/27/12	Crescent Communities, LLC (4)	60%		320 units	212 units	$34.8	1st quarter 2015	39%

Fairfield Ranch Cypress, TX	09/24/13	Allen Harrison Development, LLC (4)	80%		294 units	234 units	$32.8	1st quarter 2015	37%

City Walk Roswell, GA	11/15/13	LMI City Walk Investor, LLC (4)	75%		320 units	—	$46.4	2nd quarter 2015	N/A

Premier at Spring Town Center Spring, TX	12/20/13	MCRT Spring Town LLC (4)	95%		396 units	54 units	$45.8	4st quarter 2015	9%

Crescent Gateway Altamonte Springs, FL	01/31/14	Crescent Communities, LLC (4)	60%		249 units	—	$38.2	4st quarter 2015	N/A

Aura at The Rim San Antonio, TX	02/18/14	Trinsic Residential Group LP (4)	54%		308 units	—	$39.5	4st quarter 2015	N/A

Oxford Square Hanover, MD	03/07/14	Woodfield Investments, LLC (4)	95%		248 units	—	$51.3	4st quarter 2015	N/A

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest	Number of Units Upon Completion or Square Footage	Number of Units or Square Footage Completed as of December 31, 2014	Capitalized Cost or Development Budget (in millions) (1)	Estimated Completion Date (2)	Percent Leased December 31, 2014 (2)
Haywood Place Greenville, SC	10/15/14	Daniel Haywood, LLC (4)	90%	292 units	—	$35.7	2nd quarter 2016	N/A

Aura on Broadway Tempe, AZ	12/12/14	Trinsic Residential Group, LP (4)	90%	194 units	—	$29.5	3rd quarter 2016	N/A

Real Estate Held for Sale
Long Point Mount Pleasant Charleston, SC	05/20/11	Woodfield Investments, LLC (4)	95%	258 units	258 units	$29.5	Completed Q4/2012	97%

FOOTNOTES:

(1)	For the multifamily properties that are operating, the amount presented in the table represents total capitalized costs for GAAP purposes, before depreciation and amortization, for the acquisition, development and construction of the property as of December 31, 2014. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period. For multifamily properties that are under development, the amount presented in the table represents the total development budget, including the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property and excluding investment services fees payable to our Advisor in connection with the acquisition of the property.
(2)	For each property under development, certificates of occupancy will be obtained in phases which will allow us to begin leasing activities and commence operations for completed units prior to the estimated completion date of the entire project.
(3)	In April 2014, our consolidated subsidiary that owns the Whitehall Property in Charlotte, North Carolina (the “Whitehall Joint Venture”) refinanced its original construction loan. In connection therewith, we received a return of a portion of our equity investment in the Whitehall Joint Venture, of which we used approximately $5.5 million to purchase our joint venture partner’s 5% interest in the Whitehall Joint Venture.
(4)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is our joint venture partner, (ii) serves, or in the case of the completed development properties, served, as developer of the project and (iii) provides any lender required guarantees on the loan. Generally, we fund development and the applicable joint venture makes distributions of operating cash flow on a pro rata basis using each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionally higher share of any remaining proceeds at varying levels based on our having received certain minimum threshold returns.

We had a total of 2,323 completed apartment units as of December 31, 2014 (excluding 258 units relating to the Long Point Property classified as real estate held for sale), and expect to have more than 4,400 units once construction is completed on our remaining properties under development. We expect to add additional units once we acquire our last property during 2015. Our multifamily properties that are operational are all new, and feature the latest trends in design, construction and amenities. They are typically three and four story buildings in a landscaped setting. Our multifamily properties are typically appointed with swimming pools, a clubhouse, fitness facilities and other amenities reflective of the trend toward upscale multifamily living. The seven operating properties in which we owned interests and operated at December 31, 2014 averaged 976 square feet of living area per apartment unit and averaged monthly rental revenue per apartment unit of $1,278 as of December 31, 2014. Resident lease terms generally range from 6 to 18 months.

Geographic Concentration of Our Real Estate Portfolio

As of December 31, 2014, all our properties were located in the southeastern and sunbelt regions of the U.S., including five properties in Texas, three in North Carolina, two in South Carolina and two in Florida.

Item 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or other claims. There are no material legal proceedings pending or known to be contemplated against us.

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

In July 2013, we adopted a valuation policy (the “Valuation Policy”) consistent with IPA Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, which was issued by the IPA April 2013 (the “IPA Guidelines”).

The valuation process used by the valuation committee and the board to determine the 2014 estimated net asset value per share was designed to follow recommendations in the IPA Guidelines and our Valuation Policy. In accordance with our Valuation Policy and in order to assist brokers in providing information on customer account statements consistent with the requirements of NASD Notice 01-08 and Financial Industry Regulatory Authority (“FINRA”) Rule 2340, the valuation committee engaged CBRE Cap to assist it and the board in determining the estimated net asset value per share of our common stock as of December 31, 2014. The valuation committee and the board deemed it to be in our best interest and the best interests of our stockholders to engage CBRE Cap to provide the valuation analysis, based upon CBRE Cap’s familiarity with our business model and portfolio of assets.

On January 14, 2014, our board of directors unanimously approved $9.90 as our estimated net asset value (“2013 NAV”) per share of our common stock as of December 31, 2013, and increased the price for the purchase of shares of our common stock in our Follow-On Offering from $10.84 per share to $11.00 per share effective January 16, 2014. On January 13, 2015, our board of directors unanimously approved $10.63 as our estimated net asset value per share (“2014 Estimated NAV”) of our common stock as of December 31, 2014. Subsequently, on February 9, 2015, our board of directors revised our 2014 Estimated NAV to take into account our actual balance sheet as of December 31, 2014, and to give effect to the Special Distribution. Our board concluded the Special Distribution, together with various reconciliations relating to our actual balance sheet at December 31, 2014, had the effect of reducing the 2014 Estimated NAV to $9.40 per share as of the date of the payment of the Special Distribution (the “Revised 2014 NAV”).

Valuation Methodologies

In preparation of the 2014 valuation report, CBRE Cap conducted property level and aggregate valuation analyses as of December 31, 2014 and provided a range for our 2014 Estimated NAV per share. In preparation of the 2014 valuation report, CBRE Cap considered the IPA Guidelines and utilized operating information and financial materials and projections prepared by our senior management, our Advisor, and/or our joint venture partners.

CBRE Cap relied on the following sources in determining the major assumptions in the 2014 valuation report:

•	Restricted-use appraisals;

•	Proprietary research of affiliates of CBRE Cap, including market and sector capitalization rate surveys;

•	Third-party research, including Wall Street equity reports and online data providers;

•	The Purchase and Sale Agreement for the Long Point Property;

•	Our public reports filed with the Commission; and

•	Guidance from our senior management and the Advisor.

The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, our financial condition and the state of the real estate industry more generally. Accordingly, with respect to the estimated net asset value per share of our common stock, neither us nor CBRE Cap can give any assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated net asset value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated net asset value per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our net asset value per share would be acceptable to FINRA or under ERISA for compliance with its reporting requirements.

Refer to our Form 8-K filed on January 15, 2015 for additional details on the 2014 Estimated NAV valuation, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap. Please also refer to our Form 8-K filed on February 9, 2015 for additional details on the Special Distribution and the Revised 2014 NAV.

As of December 31, 2014, we had raised a total of approximately $208 million (22.7 million shares) from our Initial Offering and our Follow-On Offering.

As of March 12, 2015, we had 6,699 common stockholders of record.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the past three years.

Secondary Sales of Registered Shares between Investors

For the years ended December 31, 2014 and 2013, we are aware of transfers of 1,447 and 1,266 shares, respectively, by investors. The shares were transferred at a sales price of $6.67 and $7.20 per share during 2014 and 2013, respectively. We are not aware of any transfers of shares by investors for the year ended December 31, 2012 and we are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us.

Distributions

Distributions to our stockholders are governed by the provisions of our articles of incorporation. On June 24, 2010, our board of directors authorized a distribution policy providing for a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which was equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year). Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, our board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represented an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly. Effective October 1, 2012, the shares pursuant to this policy were issued on or before the last business day of the applicable quarter. On September 15, 2014, our board approved the termination of the stock distributions and distribution reinvestment plan, as described above in Item 1. “Business - Our Distribution Policy” section and below in the “Redemption Plan” section.

The following table presents total stock distributions declared and issued and FFO for each quarter in the years ended December 31, 2014, 2013 and 2012:

Periods	Share Distribution Declared per Share Held		Stock Distributions Declared (Shares) (1) (2)	Stock Distributions Declared (3)	FFO Attributable to Common Stockholders (4)
2014 Quarter
First	0.006666667 per month		325,315	$3,220,619	$(97,142)
Second	0.006666667 per month		420,384	4,161,802	500,648
Third	0.006666667 per month		441,689	4,372,721	906,566
Fourth		(5)	—	—	620,916

Total			1,187,388	$11,755,142	$1,930,988

2013 Quarter
First	0.006666667 per month		157,859	$1,578,590	$48,528
Second	0.006666667 per month		200,810	2,008,100	(90,408)
Third	0.006666667 per month		209,716	2,046,828	(23,812)
Fourth	0.006666667 per month		248,567	2,426,014	(133,165)

Total			816,952	$8,059,532	$(198,857)

2012 Quarter
First	0.000219178 per day		93,403	$934,030	$(405,626)
Second	0.000219178 per day		112,444	1,124,440	(610,871)
Third	0.000219178 per day		128,554	1,285,540	(240,462)
Fourth	0.006666667 per month		138,061	1,380,610	128,598

Total			472,462	$4,724,620	$(1,128,361)

FOOTNOTES:

(1)	Represents amount of shares declared and distributed, including shares issued subsequent to the applicable quarter end.
(2)	The distribution of new common shares is non-taxable to the recipients when issued. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.
(3)	The amount of stock distributions declared presented in the table above includes periods prior to our determination of an estimated net asset value per share. Therefore, for purposes of this table, we have calculated the dollar amount of stock distributions declared using (i) our Initial Offering price of $10 per share for shares issued during periods prior to July 1, 2013 since we did not determine an estimated net asset value during such time and (ii) our December 2013 NAV of $9.90 per share for shares issued after December 31, 2013.
(4)	See reconciliation of funds from operations in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations.”
(5)	Our board approved the termination of our distribution policy effective as of October 1, 2014. As a result, we did not declare any further stock distributions effective October 1, 2014.

On February 9, 2015, the board declared a Special Distribution in the amount of $1.30 per share payable to the holders of record of our common stock as of the close of business on February 9, 2015. The Special Distribution was paid in cash and was funded from the proceeds of refinancings and asset sales, including the January 2015 sale of our interest in the Long Point Property. We paid the Special Distribution on February 24, 2015. This Special Distribution will be included in each stockholder’s Form 1099 for the year ending December 31, 2015. We anticipate the Special Distribution will constitute a return of capital. However, the tax determination of the Special Distribution will be based on the taxable results for the year-ending December 31, 2015.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan

We had adopted a share redemption plan that allowed a stockholder who held shares for at least one year to request that we redeem between 25% and 100% of its shares. If we had sufficient funds available to do so and if we chose, in our sole discretion, to redeem shares, the aggregate number of shares we redeemed in any calendar year and the price at which they were redeemed were subject to conditions and limitations, including:

•	if we elected to redeem shares, some or all of the proceeds from the sale of shares, if any, under our distribution reinvestment plan attributable to any quarter were used to redeem shares presented for redemption during such quarter. In addition, we used up to $100,000 per quarter of the proceeds from any public offering for redemptions (with the unused amount of any offering proceeds available for use in future quarters to the extent not used to invest in assets or for other purposes); and

•	no more than 5% of the weighted average number of shares of our common stock outstanding during a 12-month period may be redeemed during such 12-month period.

On September 15, 2014, our board approved the suspension of our amended and restated redemption plan (the “Redemption Plan”), and terminated the distribution reinvestment plan effective as of October 1, 2014.

During the year ended December 31, 2014, prior to the utilizing of funds available for redemption requests, we received and accepted redemption requests for 40,447 shares of common stock at an average redemption price of $9.90 per share for approximately $0.4 million. During the year ended December 31, 2013, we received and accepted redemption requests for 70,699 shares of common stock at an average redemption price of $9.73 per share for approximately $0.7 million. During the year ended December 31, 2012, we received and accepted redemption requests for 65,046 shares of common stock at an average redemption price of $9.41 per share for approximately $0.6 million. Redemptions were funded with offering proceeds. Shares redeemed were retired and not available for reissue.

Issuer Purchases of Equity Securities

Through June 30, 2014, we had fully utilized all funds available for redemption requests under the Redemption Plan so there were no funds available to redeem any additional requests subsequent to June 30, 2014. On September 15, 2014, our board approved the suspension of our Redemption Plan and terminated the distribution reinvestment plan. Outstanding redemption requests of approximately 51,000 shares received in good order prior to September 10, 2014, were placed in the redemption queue. However, we will not accept or otherwise process any additional redemption requests after September 10, 2014 unless the Redemption Plan is reinstated by the board. There is no guarantee that the Redemption Plan will be reinstated by the board.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Growth Properties, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2014	2013	2012	2011	2010(¹)
Operating Data:
Revenues	$15,309,618	$3,542,226	$5,460	$—	$—
Operating loss	(3,929,588)	(3,890,425)	(1,964,648)	(1,363,876)	(1,402,979)
Loss from continuing operations attributable to common stockholders(2)	(5,419,908)	(4,484,616)	(1,963,719)	(1,363,561)	(1,402,979)
Income (loss) from discontinued operations(2)	2,378,499	586,384	(1,172,768)	(645,690)	—
Loss from continuing operations attributable to noncontrolling interests(2)	897,670	645,371	9,498	—	—
(Income) loss from discontinued operations attributable to non-controlling interests(2)	(45,265)	(29,358)	3,037	—	—

Net loss attributable to common stockholders(2)	$(2,189,004)	$(3,282,219)	$(3,123,952)	$(2,009,251)	$(1,402,979)

Loss from continuing operations per share(2)	$(0.21)	$(0.32)	$(0.24)	$(0.25)	$(0.41)
Income (loss) from discontinued operations per share(2)	0.11	0.05	(0.14)	(0.12)	—

Net loss per share (basic and diluted)	$(0.10)	$(0.27)	$(0.38)	$(0.37)	$(0.41)

Weighted average number of shares of common stock outstanding (basic and diluted)(3)	21,361,725	12,249,900	8,262,638	5,439,693	3,443,422
Net cash provided by (used in) operating activities	4,281,141	672,083	(869,890)	(1,267,166)	(836,067)
Net cash used in investing activities	(187,920,865)	(128,018,204)	(70,705,796)	(21,432,479)	—
Net cash provided by financing activities	195,503,567	148,177,428	68,539,209	30,562,967	10,805,908
Other Data:
Funds from operations (“FFO”) attributable to common stockholders (4)	$1,930,988	$(198,857)	$(1,128,361)	$(1,716,703)	$(1,402,979)
FFO per share	0.09	(0.02)	(0.14)	(0.32)	(0.41)
Modified funds from operations (“MFFO”) attributable to common stockholders (4)	2,062,396	(153,051)	(1,227,866)	(1,249,750)	(1,394,462)
MFFO per share	0.10	(0.01)	(0.15)	(0.23)	(0.40)
Properties owned at the end of period(5)	16	12	7	2	—

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Real estate assets, net	$396,515,403	$188,391,571	$55,921,124	$5,326,673	$—
Real estate held for sale	27,020,559	41,488,051	42,168,327	17,443,948	—
Cash and cash equivalents	47,691,457	35,827,614	14,996,307	18,032,784	10,169,462
Total assets	478,276,500	272,492,393	114,890,689	41,325,304	10,192,459
Long-term debt obligations	254,561,600	117,360,210	44,479,650	7,178,984	—
Total liabilities	284,365,567	138,114,282	54,444,049	9,879,443	640,464
Noncontrolling interests	34,900,995	23,415,094	9,849,660	357,300	—
Total equity	193,910,933	134,378,111	60,446,640	31,445,861	9,551,995

FOOTNOTES:

(1)	Significant operations commenced on April 26, 2010 when we received the minimum offering proceeds and funds were released from escrow. The results of operations for the year ended December 31, 2010 include only organizational costs incurred on our behalf by our Advisor, and general and administrative expenses. Weighted average number of shares outstanding is presented for the period we were operational.
(2)	The results of operations relating to the Long Point Property and the Gwinnett Center that were classified as held for sale are reported as discontinued operations for all applicable periods presented.
(3)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued from inception through September 15, 2014 are treated as if they were outstanding as of the beginning of the periods presented. On September 15, 2014, the Company’s board approved the termination of our stock distribution policy. As a result, we did not declare any further monthly stock distributions, effective October 1, 2014.
(4)	FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP.

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

(5)	As of December 31, 2014, 2013 and 2012, nine, eight and five, respectively, of the properties owned at the end of the year were under development and two properties were reported as discontinued operations for all periods presented.

FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income or loss, or net income or loss from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operations as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs or our ability to make cash distributions to our stockholders. FFO and MFFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income or loss and its applicability in evaluating our operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2014, 2013 and 2012.

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

Our Common Stock Offerings

On October 20, 2009, we commenced our initial public offering (the “Initial Offering”) which closed on April 7, 2013. On August 19, 2013, we commenced a follow-on offering (the “Follow-On Offering”) which terminated on April 11, 2014. Through the close of the Follow-On Offering, we received aggregate offering proceeds of approximately $208.3 million from our Initial and Follow-On Offerings.

We expect to complete our acquisition phase and invest part of our uninvested available cash as of December 31, 2014 in one additional multifamily development property during the first half of 2015. We will continue to focus on completing the development of our properties, operations, and evaluating potential exit strategies for our stockholders.

Our Real Estate Portfolio

As of December 31, 2014, we owned interests in sixteen Class A multifamily properties in the southeastern and sunbelt regions of the United States, seven of which had substantially completed development and were operational. The remaining nine properties were under development, including three of which were partially operational with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 2,323 completed apartment units as of December 31, 2014 (excluding 258 units relating to the Long Point Property classified as real estate held for sale), and expect to have more than 4,400 units once construction is completed on our remaining properties under development. We expect to add additional units once we acquire our last property during 2015.

In March 2014, we sold our three-building office complex located in Duluth, Georgia (“Gwinnett Center”) to an unrelated third party and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes. During the year ended December 31, 2014, due to continuing trends and favorable market conditions in multifamily properties, we entered into an agreement to sell our interest in our Long Point Property, one of our seven operational properties, to an unrelated third party for $55.5 million. As a result, the operating results of these properties and the gain on the sale of the Gwinnett Center were treated as discontinued operations in accordance with generally accepted accounting principles (“GAAP”) in our accompanying financial statements. In January 2015, the Long Point Joint Venture sold the Long Point Property and received net sales proceeds of approximately $54.5 million, resulting in a gain of approximately $27.4 million for financial reporting purposes.

We used approximately $8.0 million of the net proceeds from the sale of Gwinnett Center to repay the outstanding balance of mortgage loan on the property. We used net sales proceeds from the Long Point Property to pay down the related debt of $28.6 million and to pay distributions to its joint venture partner in accordance with the provisions of the Joint Venture’s governing documents. The remaining net sales proceeds from the sale of these properties were used to make a Special Distribution to our investors as described below under “Uses of Liquidity and Capital Resources-Special Distribution.”

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2014, excluding the Whitehall Property that we wholly own, we had co-invested with 15 separate joint ventures with eight separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have invested as of December 31, 2014 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

For a description of the individual properties included in our real estate portfolio, including the location, date acquired, operator/developer, completion date or estimated completion date of development, percentage leased and capitalized costs or development budget for each property, as of December 31, 2014, see Item 2. “Properties.”

Exit Strategy

In accordance with our investment objectives, our board of directors will consider strategic alternatives, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. Although our board of directors is not required to recommend any such exit event by any certain date, due to our Follow-On Offering having closed in April 2014 and the estimated time needed to complete our acquisition phase and have our assets substantially stabilize, our Advisor has begun to explore strategic alternatives for providing liquidity to investors. We do not know at this time what circumstances will exist in the future and therefore we do not know what factors our board of directors will consider in determining whether to pursue an exit event in the future and the board of directors has not established any pre-determined criteria. A liquidation of our Company, or all of our assets, would generally require the approval of our stockholders in accordance with our governing documents.

Liquidity and Capital Resources

General

As a REIT, we are required to distribute at least 90% of our taxable income without regard to net capital gain. Therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary sources of capital have been proceeds from our Initial Offering and our Follow-On Offering (which closed in April 2014), debt financings and refinancing, and to some extent, net sales proceeds from sales of properties. To the extent we decide to sell select assets due to favorable market conditions, the related net sales proceeds will serve as another source of capital.

We expect to invest a portion of our uninvested net proceeds from our Follow-On Offering in one additional multifamily development property and to fund development costs on current properties. Thereafter, our ongoing principal demands for funds are expected to be for funding development costs, operating fees and expenses and the payment of debt service.

To date, we have met and expect to continue to meet cash needs for acquisitions and acquisition-related expenses from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. Since inception and through December 31, 2013, we used a portion of our remaining uninvested offering proceeds to pay a substantial portion of our operating expenses and debt service. As some of our properties have become operational in phases and occupancy levels have stabilized, we expect to generate positive cash flows from operations. During the year ended December 31, 2014, four properties had become fully operational and three properties had become partially operational and we generated sufficient cash flows from operations to cover our operating expenses and debt service. In addition, due to our investment focus of investing in multifamily development properties, we expected to have little, if any, cash flow from operations available to pay distributions in cash until construction of our development properties was completed and the operations of such properties stabilized. Any cash generated from operations would be used to repay debt and fund capital items. As such, our board of directors determined to issue stock distributions, which allowed us to preserve cash during the time that our properties achieved stabilization. Our board of directors authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which was equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and continuing until terminated or amended by our board of directors. The shares issued pursuant to this policy were issued on or before the last business day of the applicable calendar quarter. On September 15, 2014, our board approved the termination of our stock distribution policy, and as a result, no stock distributions were declared after September 1, 2014. In addition, on September 15, 2014, our board also approved the termination of the distribution reinvestment plan and the suspension of our amended Redemption Plan. For the years ended December 31, 2014, 2013 and 2012, we declared distributions of 1,187,388 shares, 816,952 shares and 472,462 shares of common stock, respectively. Stock distributions are non-taxable to stockholders at the time of distribution.

In February 2015, our board authorized a special cash distribution of $1.30 per share of common stock and we funded this Special Distribution from the proceeds of refinancings and asset sales, including the January 2015 sale of the Long Point Property, as described below in “Sources of Liquidity and Capital Resources – Special Distribution.” The distributions may constitute ordinary income or a return of capital for federal tax purposes.

We have borrowed and expect to continue to borrow in connection with the acquisition and development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances, in excess of such levels if approved by a majority of our independent directors. As of December 31, 2014, we had an aggregate debt leverage ratio of approximately 53% of the aggregate book value of our consolidated assets; however, due to the fact that we generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

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

Sources of Liquidity and Capital Resources

Common Stock Offering

Since inception and through the close of our Follow-On Offering on April 11, 2014, our main sources of capital were from proceeds of our public offerings. For the twelve months ended December 31, 2014, 2013 and 2012, we received aggregate offering proceeds of approximately $65.4 million, $75.4 million and $27.3 million, respectively. Our Follow-On Offering terminated on April 11, 2014, and we currently have no plans for an additional equity offering at this time.

As of December 31, 2014, our cash totaled $47.6 million and consisted primarily of unused offering proceeds from our Follow-On Offering. We expect to use a portion of this to fund our remaining capital commitments to our joint ventures, which will be used to pay certain development costs of our joint ventures. In addition, we expect to use available uncommitted cash on hand as of December 31, 2014, from our Follow-On Offering, our debt financings and refinancing and net sales proceeds from asset sales, to invest in one additional multifamily development property through a joint venture arrangement, pay down some of our indebtedness, make the Special Distribution or for other corporate purposes.

Borrowings

As described above, we have and expect to continue to obtain construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. During the years ended December 31, 2014, 2013 and 2012, our consolidated joint ventures entered into construction loans to fund development costs and we borrowed approximately $140.8 million, $142.6 million and $119.9 million, respectively under all of our loans. Generally, our construction financing provides for a term of three years, extendable for up to an additional two years, and requires monthly interest only payments during the initial term at variable rates generally equal to 2% to 2.9% above LIBOR rates. If extended, the loans typically require monthly principal and interest payments thereafter based on a 30-year amortization, with the unpaid principal balance due at maturity; however, we expect to consider refinancing our construction debt prior to the initial maturity date as each development property stabilizes. An affiliate of each applicable co-venture partner has provided the lenders with any required completion and repayment guarantees. Although we typically have not entered into interest rate caps or other types of hedging instruments on all of our debt to hedge interest rate risk, we have entered into interest rate caps for four of our loans, as described in the notes to our consolidated financial statements, and may determine to enter into additional hedging transactions in the future.

In March 2014, as part of acquiring the Oxford Square Property, we obtained $4.9 million in temporary financing through our Oxford Square Joint Venture in the form of a temporary loan and our joint venture partner advanced approximately $1.2 million for the development costs. In June 2014, we used unused proceeds from our offering to repay the $4.9 million and entered into a new construction loan that matures in June 2018 as described in Note 7, “Indebtedness.”

In April 2014, Whitehall Joint Venture, our consolidated joint venture which developed the Whitehall Property completed in April 2013, refinanced its original development and construction loan which had an outstanding principal balance of $22.3 million and entered into a new $28.2 million variable rate, seven-year loan. The Whitehall Venture also entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.2 million mortgage note secured by the Whitehall Property in connection with the refinancing described in Note 7, “Indebtedness.” The Whitehall Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 3.94% by obtaining a maximum interest rate cap through April 2017. We were able to increase the level of indebtedness on the Whitehall Property based on an appraised value that exceeded our original cost. The refinancing resulted in us receiving net proceeds of over $5.5 million, which were used to acquire our joint venture partner’s 5% interest in the Whitehall Joint Venture as described below in “Uses of Liquidity and Capital Resource-Purchase of Noncontrolling Interests and Distributions to Noncontrolling Interests.”

In September 2014, the Spring Town Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $18.5 million mortgage note secured by the Spring Town Property. The Spring Town Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 1% by obtaining a maximum interest rate cap through December 2015.

In May 2013, Long Point Joint Venture, our consolidated joint venture which developed the Long Point Property completed in November 2012, refinanced its original development and construction loan, which had an outstanding amount of $21.2 million, and entered into a new mortgage loan and security agreement for $28.5 million. Terms of the refinancing are described further in Note 7, “Indebtedness.” Long Point Joint Venture also entered into an interest rate cap with a $28.5 million notional principal amount and a LIBOR rate cap of 5.18%, as part of entering into the refinancing. We were able to increase the level of debt on the Long Point Property based on an appraised value that was above our original cost. The refinancing resulted in us receiving net proceeds of over $6.4 million, representing the return of the majority of our original capital contributions to the Long Point Joint Venture, which was used to invest in additional properties and other corporate purposes.

In June 2013, as part of acquiring the Patterson Place Property, we obtained a development and construction loan of $28.1 million, through our consolidated Patterson Place Joint Venture, as described further in Note 7 “Indebtedness”. The Patterson Place Joint Venture also obtained a 1.25% LIBOR rate cap, secured from a counterparty designed to ensure that the interest expense will not exceed 3.25% during the term of the rate cap, which expires on July 1, 2015.

During the years ended December 31, 2014, 2013 and 2012, we borrowed approximately $145.4 million, $65.4 million and $36.6 million, respectively, in connection with construction draws relating to our development properties. In addition, we borrowed approximately $0.2 million and $0.7 million during the years ended December 31, 2013 and 2012, respectively, for tenant improvements and leasing costs related to our Gwinnett Center, which was sold in March 2014. As of December 31, 2014 and 2013, we had an aggregate debt leverage ratio of approximately 53% and 43.1%, respectively. During the years ended December 31, 2014, 2013 and 2012, we paid loan costs totaling approximately $2.5 million, $2.0 million and $1.2 million, respectively, in connection with our indebtedness.

In February 2015, the Crosstown Joint Venture, our consolidated joint venture which developed the Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million which matured in March 2015. We modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 27, 2016. We were able to increase the level of indebtedness on the Crosstown Property based on an appraised value that exceeded our original cost. We intend to use the excess proceeds for funding development costs, operating fees and expenses and the payment of debt service.

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

Certain of our loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of December 31, 2014, we were in compliance with all applicable debt covenants.

For additional information on our borrowings, see Note 7, “Indebtedness” in our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Annual Report.

Capital Contributions from Noncontrolling Interests

During the years ended December 31, 2014, 2013 and 2012, our co-venture partners made capital contributions aggregating to approximately $14.2 million, $12.9 million and $9.3 million, respectively. In addition, in accordance with the terms of the Oxford Square Property joint venture agreement, once the Oxford Square Joint Venture obtained a construction loan in June 2014, our ownership interest in the joint venture increased to 95% with an additional capital contribution by us and a $1.5 million return of capital to our joint venture partner.

In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $0.9 million as of December 31, 2014. These amounts, as well as amounts previously funded, will be or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with the expected acquisition of one additional multifamily development property, we expect to enter into a joint venture arrangement with terms similar to the ones in place as of December 31, 2014, whereby our co-venture partner is responsible for their pro rata share of the equity investment in the property.

Real Estate Held for Sale

In 2011, we developed the Long Point Property, a Class A multifamily property that completed construction in the fourth quarter of 2012. In 2014, due to continuing trends and favorable market conditions in multifamily development, we entered into an agreement to sell the Long Point Property for approximately $55.5 million, for which net sales proceeds would exceed the net carrying value of the property. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property from income (loss) from continuing operations to income (loss) from discontinued operations for all periods presented. In January 2015, we sold our Long Point Property as described above in the “Our Real Estate Portfolio” section. We used the net sales proceeds to pay a special distribution as described below in the “Uses of Liquidity and Capital Resources-Special Distribution” section.

In 2011, we acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the year ended December 31, 2013, due to continuing trends and favorable market conditions in multifamily development and our increased focus on multifamily development, we decided to pursue a potential sale of the Gwinnett Center. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to Gwinnett Center from income (loss) from continuing operations to income (loss) from discontinued operations for all periods presented. In March 2014, we sold the Gwinnett Center and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes, which was included in income (loss) from discontinued operations for the year ended December 31, 2014 in the accompanying condensed consolidated statements of operations.

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

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

We acquired our first multifamily development property in 2011 and five additional properties in each of 2012, 2013 and 2014. In connection with our sixteen development projects, we funded approximately $204 million, $123.9 million and $69.8 million in acquisition and development costs during 2014, 2013 and 2012, respectively. Pursuant to the development agreements for the nine properties under development as of December 31, 2014, we had commitments to fund approximately $163.6 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property, and to a lesser extent, from additional equity contributions from noncontrolling interests of $0.9 million and cash on hand.

Debt Service

During the year ended December 31, 2014, we repaid approximately $36.7 million of outstanding loans, which included approximately $22.3 million related to refinancing Whitehall Joint Venture’s original construction loan, approximately $4.9 million related to Oxford Square Joint Venture’s temporary loan, and approximately $8.0 million related to Gwinnett Center as the result of the sale of the property.

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

During the year ended December 31, 2013, we used approximately $21.0 million in refinancing proceeds from a new $28.5 million loan to repay the outstanding balance of the original development and construction loan related to our Long Point Property.

Scheduled maturities for 2015 include the refinancing of three construction and development loans, as described further in Note 7. “Indebtedness” in the accompanying condensed consolidated financial statements. We modified the construction and development loan related to the Crosstown Property in February 2015, as described above in “Sources of Liquidity and Capital Resources-Borrowings”. We believe that we will be able to refinance our two remaining construction and development loans that mature in 2015 and other debt as it comes due in the ordinary course of business. As a result of the sale of the Long Point Property in January 2015, we repaid the corresponding mortgage loan balance of approximately $28.6 million.

Special Distribution

On September 15, 2014, our board approved the termination of the stock distributions and distribution reinvestment plan, as described above in Item 1, in the “Our Distribution Policy” section.

On February 9, 2015, the board declared a Special Distribution in the amount of $1.30 per share payable to the holders of record of our common stock as of the close of business on February 9, 2015. The Special Distribution was paid in cash and was funded from the proceeds of refinancings and asset sales, including the January 2015 sale of the Long Point Property. We paid the Special Distribution on February 24, 2015. This Special Distribution will be included in stockholders’ Form 1099 for the year ending December 31, 2015. We anticipate the Special Distribution will constitute a return of capital, however, the tax determination of the Special Distribution will be based on the taxable results for the year-ending December 31, 2015.

Stock Issuance and Offering Costs

Under the terms of our offerings, certain affiliates were entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold through the close of our Follow-On Offering on April 11, 2014. In addition, affiliates were entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which were recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us did not exceed 15% of the aggregate gross offering proceeds. Offering costs were generally funded by our Advisor and subsequently reimbursed by us subject to this limitation. During the years ended December 31, 2014, 2013 and 2012, we paid approximately $9.6 million, $11.1 million and $4.1 million, respectively, in stock issuance and offering costs.

Purchase of Noncontrolling Interests and Distributions to Noncontrolling Interests

During the year ended December 31, 2014, 2013 and 2012, our consolidated joint ventures paid distributions of approximately $0.7 million, $0.5 million and $0.02 million, respectively, to our co-venture partners representing their pro rata share of positive operating cash flows and proceeds received in connection with debt refinancings in accordance with the terms of our joint venture agreements. During the year ended December 31, 2014, we used $5.5 million of the excess proceeds received from the refinancing of the construction loan by the Whitehall Joint Venture to acquire our joint venture partner’s 5% interest in the Whitehall Joint Venture. Effective April 2014, we owned 100% of the interests in the Whitehall Joint Venture.

In accordance with the terms of the Oxford Square Property joint venture agreement, once the Oxford Square Joint Venture obtained a construction loan in June 2014, our ownership interest in the joint venture increased to 95% with an additional capital contribution by us and a $1.5 million return of capital to our joint venture partner.

Net Cash Provided by (Used in) Operating Activities

Our net cash flows provided by operating activities was approximately $4.3 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively. Cash flows from operating activities improved during the years ended December 31, 2014 and 2013, primarily as a result of more properties and units being operational during 2014 than 2013 and an increase in occupancy as the units become operational and leased. During the year ended December 31, 2012, we used approximately $0.9 million of net cash in operating activities. Since inception and through December 31, 2013, we used a portion of our remaining uninvested offering proceeds to pay a substantial portion of our operating expenses and debt service. During the year ended December 31, 2014, we generated sufficient cash flows from operations to cover our operating expenses and debt service.

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and the notes thereto.

Results of Operations

As of December 31, 2014, we owned interests in sixteen Class A multifamily properties (including our Long Point Property which was held for sale), seven of which were operational and as to which development was substantially complete and nine of which were under development, including three which were partially operational. As described earlier, during 2014, we determined to seek the sale of our Long Point Property and, as such, the results of operations of this property are included in the income from discontinued operations in the accompanying statements of operations for all periods presented. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the years ended December 31, 2014, 2013 and 2012 (excluding the Long Point Property which was held for sale):

	Start Date of Operations	Completion Date	Units Expected Upon Completion	Completed Apartment Units as of December 31,			% Leased(1) as of December 31,			Year Ended December 31,
				2014	2013	2012	2014	2013	2012	2014	2013	2012
Revenues:
Whitehall Property	Q4 2012	Q2 2013	298	298	298	75	95%	97%	20%	$3,947,015	$2,365,094	$5,460
Crescent Crosstown Property	Q2 2013	Q3 2013	344	344	344	—	96%	56%	—	4,188,292	1,042,813	—
Aura Castle Hills Property	Q3 2013	Q2 2014	316	316	127	—	95%	27%	—	2,922,756	88,997	—
Aura Grand Property	Q4 2013	Q2 2014	291	291	102	—	88%	23%	—	2,721,458	45,322	—
REALM Patterson Place Property	Q2 2014	Q4 2014	322	322	—	—	38%	—	—	477,259	—	—
Crescent Cool Springs Property	Q3 2014	Q4 2014	252	252	—	—	31%	—	—	175,863	—	—
Crescent Alexander Village Property	Q2 2014	Est. Q1 2015	320	212	—	—	39%	—	—	410,025	—	—
Fairfield Ranch Property	Q3 2014	Est. Q1 2015	294	234	—	—	37%	—	—	447,965	—	—
Premier at Spring Town Center	Q4 2014	Est. Q4 2015	396	54	—	—	9%	—	—	17,600	—	—
Other										1,385	—	—

Total				2,323	871	75				$15,309,618	$3,542,226	$5,460

Property operating expenses:
Whitehall Property										$1,359,675	$1,200,567	$121,229
Crescent Crosstown Property										1,662,323	792,313	3,535
Aura Castle Hills Property										1,626,932	218,168	—
Aura Grand Property										1,463,982	224,852	—
REALM Patterson Place Property										558,787	—	—
Crescent Cool Springs Property										530,751	108,369	—
Crescent Alexander Village Property										540,321	104,135	—
Fairfield Ranch Property										360,393	—	—
Premier at Spring Town Center										167,219	—	—
Crescent Gateway Property(2)										135,400	—	—
Other										83,088	10,370	—

Total										$8,488,871	$2,658,774	$124,764

FOOTNOTES:

(1)	The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.
(2)	Expenses incurred for this property for the year ended December 31, 2014 primarily relate to pre-leasing and marketing activities.

We had a total of 2,323 and 871 completed apartment units as of December 31, 2014 and 2013, respectively, and expect to have more than 4,400 units once construction is completed on our remaining properties under development. We expect to add additional units with once we acquire our last property during 2015.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational. Four properties became fully operational and three properties became partially operational during 2014. We have reclassified the Long Point property and the Gwinnett Center revenues and expenses as discontinued operations for all periods, as described below.

Comparison of the fiscal year ended December 31, 2014 to the fiscal year ended December 31, 2013

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations was approximately $15.3 million and $3.5 million for the years ended December 31, 2014 and 2013, respectively. Rental income from continuing operations increased approximately $11.8 million over 2013 primarily due to the increased stabilization of several properties (either fully operational or partially operational, as described above). We expect additional increases in revenue as additional units are completed, leased and our properties become more fully operational and as additional portions of our properties under development become operational.

Property Operating Expenses. Property operating expenses from continuing operations for the years ended December 31, 2014 and 2013 were $8.5 million and $2.7 million, respectively. Property operating expenses increased approximately $5.8 million due to additional properties becoming either fully operational or partially operational, as described above. Property operating expenses also increased in 2014 due to pre-leasing and marketing activities at our properties under development with partial operations. Property operating expenses are expected to increase as additional units are completed and our properties become fully operational, and as portions of our other properties under development become operational.

General and Administrative Expenses. General and administrative expenses from continuing operations for the years ended December 31, 2014 and 2013 were approximately $2.9 million and $2.1 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, NAV fees and board of directors’ fees. For the year ended December 31, 2014 as compared to 2013, general and administrative expenses increased 38% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues and the ratio of general and administrative expenses to revenues will continue to decrease.

Asset Management Fees. We incurred approximately $2.1 million and $0.7 million in asset management fees from continuing operations payable to our Advisor during the year ended December 31, 2014 and 2013, respectively, (of which approximately $1.0 million and $0.4 million, respectively, were capitalized as part of the cost of our properties that were under development). We incur asset management fees at an annual rate of 1% of our “real estate asset value” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased over 2013 as a result of the increase in our real estate assets under management subsequent to December 31, 2013 and as a result of several multifamily projects becoming operational. Asset management fees relating to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.8 million and $0.3 million in property management fees from continuing operations during the years ended December 31, 2014 and 2013, respectively. Property management fees generally range from 2.25% to 4% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods. Property management fees increased during 2014 primarily as a result of increased property revenues. We expect additional increases in these fees as property revenues increase as more of our development properties become operational.

Acquisition Fees and Expenses. We incurred approximately $3.5 million and $3.9 million in acquisition fees and expenses, including closing costs, during the years ended December 31, 2014 and 2013, respectively, of which approximately $3.4 million and $3.9 million, respectively, were capitalized as part of the costs of our properties under development. The decrease in acquisition fees and expenses in 2014, as compared to 2013, was primarily the result of a decrease in investment services fee paid to our Advisor. The decrease was a result of a decrease in the basis on which these fees are paid which is based on our pro rata ownership interest in the properties. We expect to continue to incur acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses, in the future as we purchase one additional property. However, we expect acquisition fees and expenses incurred on properties under development to continue to be capitalized as part of the cost of the development.

Depreciation. Depreciation from continuing operations for the years ended December 31, 2014 and 2013 was approximately $5.9 million and $2.0 million, respectively. Depreciation expense increased primarily due to several properties being fully operational in 2014, as compared to only partially operational for the same period in 2013, and other properties being partially operationally in 2014, as described above. We expect increases in depreciation in the future as additional phases of other properties become fully operational and other development properties become operational.

Fair Value Adjustments and Other Income (Expense). During the year ended December 31, 2014 and 2013, we recognized income (expense) of approximately $0.06 million and $(0.04) million, respectively. The increase is due to interest income on cash deposits as a result of higher cash balances offset by a decrease in fair value adjustments in interest rate caps due to changes in interest rates.

Interest Expense and Loan Cost Amortization, Net of Amounts Capitalized. During the year ended December 31, 2014 and 2013, we incurred approximately $5.5 million and $1.7 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $4.0 million and $1.1 million, respectively, of which was capitalized as development costs relating to our properties under development.

Interest costs incurred during the year ended December 31, 2014, increased as a result of an increase in our average debt outstanding during the year ended December 31, 2014 to $186 million from $80.9 million during 2013, resulting in an approximately $3.8 million increase in interest cost and loan cost amortization. Interest expense also increased as a result of less interest expense being eligible for capitalization due to the completion of construction activity on several properties that became operational during the year, resulting in an approximately $0.9 million increase.

We expect interest cost to continue to increase over the next 24 to 30 months as we continue to borrow under our construction loans to fund construction costs, as we acquire our last property and as we complete construction on buildings that become operational. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to capitalized.

As of December 31, 2014, even though all of our loans were variable rate, we had purchased interest rate caps relating to four of our loans to reduce our exposure to future increases in LIBOR rate. Any increases to LIBOR rates will result in increased interest expense, but the interest rate caps will partially offset the full impact of an increase in the LIBOR rate. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

Analysis of Discontinued Operations

During the year ended December 31, 2014, we established our intent to sell Long Point Property, as described in Management’s Discussion and Analysis – Real Estate Held for Sale. In addition, during 2013, we established our intent to sell Gwinnett Center and, in March 2014 we sold the property to an unrelated party and received net sales proceeds of approximately $15.0 million, resulting in a gain on sale of approximately $1.2 million for financial reporting purposes. As a result, we accounted for the revenues and expenses associated with the Long Point Property and Gwinnett Center as discontinued operations for all periods presented in accordance with GAAP. We had income from discontinued operations of approximately $2.4 million for the year ended December 31, 2014, as compared to $0.6 million for the year ended December 31, 2013. The improvement in the results from discontinued operations was primarily the result of (i) amounts for 2014 including a gain on sale of approximately $1.2 million relating to the Gwinnett Center and (ii) our discontinuing the recognition of depreciation and amortization expense relating to the Gwinnett Center and the Long Point Property upon the determination of recording these properties as real estate held for sale.

See Item 8, Note 6. “Real Estate Held for Sale” in the accompanying consolidated financial statements for additional information on the income (loss) from discontinued operations for Long Point property and Gwinnett Center, including the revenues and expenses related to these properties.

2%/25% Limitation

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor will reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended December 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

During 2014, total operating expenses did not exceed the Limitation.

Comparison of the fiscal year ended December 31, 2013 to the fiscal year ended December 31, 2012

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations (excluding the Long Point Property and Gwinnett Center which were held for sale) was approximately $3.5 million and $0.01 million for the years ended December 31, 2013 and 2012, respectively. Rental income from continuing operations increased approximately $3.5 million over 2012 primarily due to (i) the Whitehall Property commencing operations and reaching stabilization, (ii) the Crosstown Property becoming operational beginning in the second quarter of 2013, and (iii) the Aura Castle Hills Property and Aura Grand Property becoming partially operational late in 2013.

Property Operating Expenses. Property operating expenses from continuing operations for the years ended December 31, 2013 and 2012 were $2.7 million and $0.1 million, respectively. Property operating expenses increased approximately $2.6 million as a result of the Whitehall Property and Crosstown Property becoming fully operational during 2013, and portions of the Aura Castle Hills Property and Aura Grand Property being operational during 2013. Property operating expenses also increased in 2013 because of pre-leasing activities associated with our Crescent Alexander Village and Crescent Cool Springs properties.

General and Administrative Expenses. General and administrative expenses from continuing operations for the years ended December 31, 2013 and 2012 were approximately $2.1 million and $1.7 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. For the year ended December 31, 2013, as compared to 2012, general and administrative expenses increased 24% primarily as a result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets.

Asset Management Fees. We incurred approximately $0.7 million and $0.1 million in asset management fees from continuing operations payable to our Advisor during the years ended December 31, 2013 and 2012, respectively, of which approximately $0.4 million and $0.1 million, respectively, were capitalized as part of the cost of our properties that were under development. We incur asset management fees at an annual rate of 1% of our “real estate asset values,” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased over 2012 as a result of the increase in our real estate assets during 2013. Asset management fees incurred that relate to development are capitalized as part of the cost of development.

Property Management Fees. We incurred approximately $0.3 million and $0.03 million in property management fees from continuing operations during the years ended December 31, 2013 and 2012, respectively. Property management fees are generally range from 2.5% to 2.75% of property revenues and increased during 2013 as a result of increased property revenues.

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

Depreciation. Depreciation from continuing operations for the years ended December 31, 2013 and 2012 was approximately $2.0 million and $0, respectively. Depreciation expense increased year over year primarily due to the Whitehall Property being completed in the second quarter of 2013, the Crosstown Property becoming operational in phases throughout 2013, and the Aura Castle Hills Property and Aura Grand Property becoming partially operationally in late 2013.

Interest Expense and Loan Cost Amortization. During the years ended December 31, 2013 and 2012, we incurred approximately $1.7 million and $0.2 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $1.1 million and $0.2 million, respectively, of which was capitalized as development costs relating to our properties under development. Our average debt outstanding during the year ended December 31, 2013 increased to $80.9 million from $25.8 million during 2012, resulting in an approximately $0.6 million increase in interest expense and loan cost amortization.

2%/25% Limitation

We incur operating expenses which, in general, are expenses relating to our administration on an ongoing basis. Pursuant to the advisory agreement, the Advisor will reimburse us the amount by which the total operating expenses paid or incurred by us exceed, in any four consecutive fiscal quarters (the “Expense Year”) commencing with the Expense Year ended December 31, 2012, the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

During 2013 and 2012, total operating expenses in excess of the Limitation were $0.29 million and $0.8 million, respectively. Our independent directors determined that such amounts were justified based on a number of factors including:

•	The time necessary to educate financial advisors and investors about our growth-orientation, and our stock distribution,

•	Our strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Analysis of Discontinued Operations:

Income (loss) from discontinued operations was $0.6 million and $(1.2) million for the years ended December 31, 2013 and 2012, respectively, relating to our Long Point Property and Gwinnett Center.

The decline in losses was the result of discontinuing depreciation and amortization expense beginning in the second quarter of 2013 upon the determination of recording the Gwinnett Center as real estate held for sale, and improved revenues as a result of stabilization the Long Point Property which was placed in service during 2012.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the years ended December 31, 2014, 2013 and 2012, our MFFO represents FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases, straight-line rent adjustments, loss on write-off of lease related costs, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO for the quarters ended:

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total
Net income (loss) attributable to common stockholders	$96,731	$(655,509)	$(639,756)	$(990,470)	$(2,189,004)
Adjustments:
Gain on sale of property:
Discontinued operations	(1,219,693)	—	—	—	(1,219,693)
Depreciation and amortization:
Continuing operations	754,025	879,472	1,272,310	1,611,386	4,517,193
Discontinued operations	271,795	276,685	274,012	—	822,492

FFO attributable to common stockholders	(97,142)	500,648	906,566	620,916	1,930,988
Acquisition fees and expenses(1):
Continuing operations	45,069	(16,177)	15,984	31,134	76,010
Amortization of above- and below-market lease intangible assets(2):
Discontinued operations	—	—	—	—	—
Straight-line rent adjustments(3):
Continuing operations	18,837	(90,430)	(143,048)	(69,650)	(284,291)
Discontinued operations	18,296	(3,448)	2,194	—	17,042
Loss on extinguishment of debt(4):
Continuing operations	—	56,739	—	—	56,739
Discontinued operations	32,787	—	—	—	32,787
Unrealized loss related to changes in fair value of derivatives(5):
Continuing operations	24,131	40,787	18,665	19,166	102,749
Discontinued operations	30,635	76,271	8,586	14,880	130,372

MFFO attributable to common stockholders	$72,613	$564,390	$808,947	$616,446	$2,062,396

Weighted average number of shares of common stock outstanding (basic and diluted)	18,040,112	22,292,778	22,526,171	22,526,171	21,361,725

Net income (loss) per share (basic and diluted)	$0.01	$(0.03)	$(0.03)	$(0.05)	$(0.10)

FFO per share (basic and diluted)	$(0.01)	$0.03	$0.04	$0.03	$0.09

MFFO per share (basic and diluted)	$—	$0.03	$0.04	$0.03	$0.10

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Net loss attributable to common stockholders	$(655,794)	$(757,662)	$(825,954)	$(1,042,809)	$(3,282,219)
Adjustments:
Depreciation and amortization:
Continuing operations	161,141	301,345	539,702	647,651	1,649,839
Discontinued operations	543,181	365,909	262,440	261,993	1,433,523

FFO attributable to common stockholders	48,528	(90,408)	(23,812)	(133,165)	(198,857)
Acquisition fees and expenses(1):
Continuing operations	14,596	4,492	14,355	13,648	47,091
Amortization of above- and below-market lease intangible assets(2):
Discontinued operations	13,487	4,496	—	—	17,983
Straight-line rent adjustments(3):
Continuing operations	(48,905)	(25,003)	26,608	23,047	(24,253)
Discontinued operations	(59,794)	(15,018)	21,560	13,545	(39,707)
Loss on extinguishment of debt(4):
Continuing operations	—	65,812	—	—	65,812
Unrealized (gain) loss related to changes in fair value of derivatives(5):
Continuing operations	—	25,319	8,470	7,334	41,123
Discontinued operations	—	(72,477)	16,899	(6,665)	(62,243)

MFFO attributable to common stockholders	$(32,088)	$(102,787)	$64,080	$(82,256)	$(153,051)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,172,805	12,114,212	12,168,513	14,496,871	12,249,900

Net loss per share (basic and diluted)	$(0.06)	$(0.07)	$(0.07)	$(0.07)	$(0.27)

FFO per share (basic and diluted)	$—	$(0.01)	$—	$(0.01)	$(0.02)

MFFO per share (basic and diluted)	$—	$(0.01)	$0.01	$(0.01)	$(0.01)

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Total
Net loss attributable to common stockholders	$(830,971)	$(1,038,792)	$(781,364)	$(472,825)	$(3,123,952)
Adjustments:
Depreciation and amortization:
Discontinued operations	425,345	427,921	540,902	601,423	1,995,591

FFO attributable to common stockholders	(405,626)	(610,871)	(240,462)	128,598	(1,128,361)
Acquisition fees and expenses(1):
Continuing operations	2,466	54,821	30,916	(5,628)	82,575
Amortization of above- and below-market lease intangible assets(2):
Discontinued operations	41,187	38,132	35,016	20,862	135,197
Straight-line rent adjustments(3):
Discontinued operations	(36,225)	(43,860)	(127,274)	(109,918)	(317,277)

MFFO attributable to common stockholders	$(398,198)	$(561,778)	$(301,804)	$33,914	$(1,227,866)

Weighted average number of shares of common stock outstanding (basic and diluted)	7,170,339	8,033,413	8,660,890	9,175,788	8,262,638

Net loss per share (basic and diluted)	$(0.12)	$(0.12)	$(0.09)	$(0.05)	$(0.38)

FFO per share (basic and diluted)	$(0.05)	$(0.07)	$(0.03)	$0.01	$(0.14)

MFFO per share (basic and diluted)	$(0.06)	$(0.06)	$(0.03)	$—	$(0.15)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance.
(5)	These items relate to fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2014, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3 - 5	More than 5 years	Total
Development contracts on development properties (1)	$172,007,883	$15,382,633	$—	$—	$187,390,516
Mortgage note payable (principal and interest) (2)	1,877,161	4,726,402	4,943,742	54,829,123	66,376,428
Construction notes payable (principal and interest)	97,099,102	106,642,343	1,858,201	—	205,599,646

	$270,984,146	$126,751,378	$6,801,943	$54,829,123	$459,366,590

FOOTNOTE:

(1)	The amounts presented above represent accrued development costs as of December 31, 2014 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage note payables as of December 31, 2014.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, our chief executive officer, who is also chief executive officer and president of our Advisor, serves on the board of directors of Crescent Communities, LLC, an affiliate of our joint venture partner for four of our multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In January 2014, the Crescent Gateway Joint Venture purchased the land located in Altamonte Springs, Florida for approximately $4.5 million from Crescent. See Item 8, “Financial Statements and Supplementary Data”, Item 13, “Certain Relationships and Related Transactions, and Director Independence”, Note 9, “Related Party Arrangements” for a discussion of the various related party transactions, agreements and fees, and Note 14, “Subsequent Events”.

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

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we have a controlling interest, the accounts of variable interest entities in which we are the primary beneficiary, and the accounts of other subsidiaries over which we have control. All intercompany accounts and transactions have been eliminated in consolidation. The determination of whether we are the primary beneficiary is based on a combination of qualitative and quantitative factors which require management in some cases to estimate future cash flows or likely courses of action.

Real Estate

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements were depreciated on the straight-line method over the shorter of the useful life of the assets or the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve or extend the life of the asset, are capitalized.

Real Estate Under Development

We record acquisition and development costs of properties under development at cost, including acquisition fees and expenses incurred. The cost of real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Preleasing costs are expensed as incurred. Assets are placed into service once certificates of occupancy are issued.

Capitalized Interest

We capitalize interest and the amortization of loan costs as a cost of development using the weighted average interest rate of our total outstanding indebtedness and based on our weighted average expenditures for its development properties for the period. Capitalization of interest for a particular development project begins when expenses related to the project have been made, activities necessary to get the project ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy.

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

Income Taxes

We have elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, we are generally subject to federal corporate income taxes on undistributed taxable income.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2015	2016	2017	2018	2019	Thereafter	Total	Approximate Fair Value
Variable rate debt	$92,579,191	$79,703,647	$26,416,112	$2,976,880	$1,160,075	$51,725,695	$254,561,600	$256,144,316

Average interest rate(1)	2.75%	2.84%	2.47%	2.6%	2.49%	2.49%	2.69%

In January 2015, the Long Point Joint Venture sold the Long Point Property and repaid $28.6 million in debt which was scheduled to mature in 2023. In addition, in February 2015, the Crosstown Joint Venture extended the maturity date of its debt from March 2015 to March 2016.

FOOTNOTE:

(1)	As of December 31, 2014, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of December 31, 2014, would increase annual interest expense by approximately $2.3 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of CNL Growth Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Growth Properties, Inc. (formerly Global Growth Trust, Inc.) and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 18, 2015

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $222,732,008 and $83,276,981, respectively)	$254,565,765	$84,563,063
Construction in process, including land (including VIEs $134,484,720 and $98,722,670, respectively)	141,949,638	103,828,508

Total real estate assets, net	396,515,403	188,391,571
Real estate held for sale (including VIEs $27,020,559 and $26,911,910, respectively)	27,020,559	41,488,051
Cash and cash equivalents (including VIEs $6,689,103 and $3,192,616, respectively)	47,691,457	35,827,614
Restricted cash (including VIEs $2,268,472 and $2,155,352, respectively)	2,466,585	2,155,352
Loan costs, net (including VIEs $2,852,828 and $2,249,698, respectively)	3,671,109	2,560,176
Other assets (including VIEs $698,765 and $1,948,011, respectively)	911,387	2,069,629

Total Assets	$478,276,500	$272,492,393

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $226,346,599 and $109,382,967, respectively)	$254,561,600	$117,360,210
Accrued development costs (including VIEs $23,768,886 and $15,707,886, respectively)	23,768,886	15,707,886
Due to related parties	1,510,550	1,380,341
Accounts payable and other accrued expenses (including VIEs $2,047,929 and $954,511, respectively)	2,542,519	1,359,453
Other liabilities (including VIEs $1,903,520 and $1,732,951, respectively)	1,982,012	2,306,392

Total Liabilities	284,365,567	138,114,282

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 and 15,529,061 issued and 22,526,171 and 15,393,316 outstanding, respectively	225,262	153,933
Capital in excess of par value	170,792,081	120,627,485
Accumulated deficit	(12,007,405)	(9,818,401)

Total Stockholders’ Equity	159,009,938	110,963,017
Noncontrolling interests	34,900,995	23,415,094

Total Equity	193,910,933	134,378,111

Total Liabilities and Equity	$478,276,500	$272,492,393

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income from operating leases	$15,309,618	$3,542,226	$5,460

Total revenues	15,309,618	3,542,226	5,460

Expenses:
Property operating expenses	8,488,871	2,658,774	124,764
General and administrative	2,893,328	2,088,144	1,737,230
Asset management fees, net of amounts capitalized	1,070,864	322,955	4,222
Property management fees	763,681	275,707	28,210
Acquisition fees and expenses, net of amounts capitalized	76,046	47,103	75,682
Depreciation	5,946,416	2,039,968	—

Total operating expenses	19,239,206	7,432,651	1,970,108

Operating loss	(3,929,588)	(3,890,425)	(1,964,648)

Other income (expense):
Fair value adjustments and other income (expense)	55,165	(40,005)	929
Interest expense and loan cost amortization, net of amounts capitalized	(1,545,485)	(554,186)	—

Total other income (expense)	(1,490,320)	(594,191)	929

Loss from continuing operations	(5,419,908)	(4,484,616)	(1,963,719)
Income (loss) from discontinued operations	2,378,499	586,384	(1,172,768)

Net loss	(3,041,409)	(3,898,232)	(3,136,487)
Net (income) loss attributable to noncontrolling interests:
Continuing operations	897,670	645,371	9,498
Discontinued operations	(45,265)	(29,358)	3,037

Net loss attributable to non-controlling interests	852,405	616,013	12,535

Net loss attributable to common stockholders	$(2,189,004)	$(3,282,219)	$(3,123,952)

Net loss per share of common stock (basic and diluted):
Continuing operations	$(0.21)	$(0.32)	$(0.24)
Discontinued operations	0.11	0.05	(0.14)

Net loss per share of common stock (basic and diluted)	$(0.10)	$(0.27)	$(0.38)

Weighted average number of shares of common stock outstanding (basic and diluted)	21,361,725	12,249,900	8,262,638

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Common Stock		Capital in		Total
	Number of Shares	Par Value	Excess of Par Value	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2011	4,314,917	$43,149	$34,457,642	$(3,412,230)	$31,088,561	$357,300	$31,445,861
Subscriptions received for common stock through public offering	2,734,656	27,346	27,271,161	—	27,298,507	—	27,298,507
Redemptions of common stock	(65,046)	(650)	(611,557)	—	(612,207)	—	(612,207)
Stock issuance and offering costs	—	—	(4,053,929)	—	(4,053,929)	—	(4,053,929)
Stock distributions	472,462	4,725	(4,725)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	9,525,445	9,525,445
Distributions to noncontrolling interests	—	—	—	—	—	(20,550)	(20,550)
Net loss	—	—	—	(3,123,952)	(3,123,952)	(12,535)	(3,136,487)

Balance at December 31, 2012	7,456,989	74,570	57,058,592	(6,536,182)	50,596,980	9,849,660	60,446,640
Subscriptions received for common stock through public offering	7,190,074	71,900	75,323,160	—	75,395,060	—	75,395,060
Redemptions of common stock	(70,699)	(707)	(686,901)	—	(687,608)	—	(687,608)
Stock issuance and offering costs	—	—	(11,059,196)	—	(11,059,196)	—	(11,059,196)
Stock distributions	816,952	8,170	(8,170)	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	14,644,810	14,644,810
Distributions to noncontrolling interests	—	—	—	—	—	(463,363)	(463,363)
Net loss	—	—	—	(3,282,219)	(3,282,219)	(616,013)	(3,898,232)

Balance at December 31, 2013	15,393,316	153,933	120,627,485	(9,818,401)	110,963,017	23,415,094	134,378,111
Subscriptions received for common stock through public offering	5,985,914	59,859	65,336,467	—	65,396,326	—	65,396,326
Redemptions of common stock	(40,447)	(404)	(399,781)	—	(400,185)	—	(400,185)
Stock issuance and offering costs	—	—	(9,490,715)	—	(9,490,715)	—	(9,490,715)
Stock distributions	1,187,388	11,874	(11,874)	—	—	—	—
Purchase of noncontrolling interest	—	—	(5,269,501)	—	(5,269,501)	(256,324)	(5,525,825)
Contributions from non-controlling interests	—	—	—	—	—	14,744,367	14,744,367
Return of capital to non-controlling interest	—	—	—	—	—	(1,488,162)	(1,488,162)
Distributions to noncontrolling interests	—	—	—	—	—	(661,575)	(661,575)
Net loss	—	—	—	(2,189,004)	(2,189,004)	(852,405)	(3,041,409)

Balance at December 31, 2014	22,526,171	$225,262	$170,792,081	$(12,007,405)	$159,009,938	$34,900,995	$193,910,933

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(3,041,409)	$(3,898,232)	$(3,136,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,811,281	3,528,879	2,019,223
Amortization of above- and below-market leases	—	17,983	135,197
Amortization of loan costs	212,182	142,282	—
Amortization of lease costs	—	23,474	21,038
Loss on extinguishment of debt	92,361	69,276	—
Gain on sale of real estate held for sale	(1,219,693)	—	—
Unrealized loss (gain) from change in fair value of interest rate caps	243,045	(19,827)	—
Straight line rent adjustments	(374,359)	(61,161)	(342,275)
Changes in operating assets and liabilities:
Other assets	120,300	(349,311)	(96,599)
Due to related parties	226,736	216,155	357,796
Accounts payable and other accrued expenses	1,167,872	794,940	125,508
Other liabilities	42,825	207,625	46,709

Net cash provided by (used in) operating activities	4,281,141	672,083	(869,890)

Investing Activities:
Development property costs, including land and capital expenditures	(203,727,989)	(123,852,264)	(69,767,652)
Collection of advance to municipality utility district	1,313,975	—	—
Advance to municipality utility district	—	(1,313,975)	—
Capital expenditures on real estate held for sale	(181,951)	(381,125)	(656,220)
Payment of lease costs on real estate held for sale	—	(315,488)	(281,924)
Proceeds from sale of property	14,986,333	—	—
Changes in restricted cash	(311,233)	(2,155,352)	—

Net cash used in investing activities	(187,920,865)	(128,018,204)	(70,705,796)

Financing Activities:
Subscriptions received for common stock through public offering	65,396,326	75,395,060	27,298,507
Stock issuance and offering costs	(9,587,242)	(11,074,820)	(4,046,141)
Redemptions of common stock	(767,390)	(828,116)	(104,494)
Proceeds from mortgage and construction notes payable	173,864,602	94,124,637	37,300,666
Payments of mortgage and construction notes payable	(36,663,212)	(21,244,077)	—
Payment of loan costs	(2,478,530)	(2,029,976)	(1,221,479)
Purchase of interest rate caps	(126,780)	(145,980)	—
Purchase of non-controlling interest	(5,525,825)	—	—
Advance from affiliate of noncontrolling interest	461,000	1,500,000	—
Repayment of advance from affiliate of non-controlling interest	(1,164,012)	—	—
Return of capital to non-controlling interest	(1,488,162)	—	—
Contributions from noncontrolling interests	14,244,367	12,944,063	9,332,700
Distributions to noncontrolling interests	(661,575)	(463,363)	(20,550)

Net cash provided by financing activities	195,503,567	148,177,428	68,539,209

Net Increase (Decrease) in Cash and Cash Equivalents	11,863,843	20,831,307	(3,036,477)
Cash and Cash Equivalents at Beginning of Year	35,827,614	14,996,307	18,032,784

Cash and Cash Equivalents at End of Year	$47,691,457	$35,827,614	$14,996,307

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $3.5 million, $1.2 million and $0.8 million, respectively	$1,298,571	$1,039,071	$—

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2014	2013	2012
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$23,768,886	$15,805,117	$7,579,208

Loan costs	$1,193	$1,094	$6,788

Stock issuance and offering costs	$—	$96,527	$112,151

Redemptions of common stock	$—	$367,205	$507,713

Loan costs amortization capitalized on development properties	$1,063,153	$507,601	$285,982

Noncontrolling interests non-cash contributions	$500,000	$1,700,747	$192,745

Noncontrolling interests construction advance	$703,012	$—	$—

Stock distributions declared (at par)	$11,874	$8,170	$4,725

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On October 20, 2009, we commenced our initial public offering (the “Initial Offering”) which closed on April 7, 2013. On August 19, 2013, we commenced a follow-on offering (the “Follow-On Offering”) which terminated on April 11, 2014. Through the close of the Follow-On Offering, we received aggregate offering proceeds of approximately $208.3 million from our Initial and Follow-On Offerings.

As of December 31, 2014, the Company owned interests in sixteen Class A multifamily properties, seven of which were operational and as to which development was complete and nine of which were under development, including three of which were partially operational. As of December 31, 2014, one of the Company’s seven operational properties was held for sale due to favorable market conditions in the multifamily development. The Company had a total of 2,323 (excluding the property held for sale) completed apartment units as of December 31, 2014 and expects to have approximately 4,400 units once construction is completed on its properties under development.

Fifteen of the Company’s multifamily properties are owned through a joint venture in which it has co-invested with an affiliate of a national or regional multifamily developer (including the property held for sale). The Company also wholly owns one property. As of December 31, 2014, the Company also owned a multifamily family development that was held for sale. As of December 31, 2013, the Company also owned a multi-tenant, three building office complex that was held for sale and subsequently sold in March 2014.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Real Estate Under Development – The Company records acquisition and development costs of properties under development at cost, including acquisition fees and expenses incurred. The cost of real estate under development includes direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project is substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, are capitalized rather than expensed and incidental revenue is recorded as a reduction of capitalized project (i.e., construction) costs. Preleasing costs are expensed as incurred. Assets are placed into service once certificates of occupancy are issued.

Capitalized Interest – The Company capitalizes interest and the amortization of loan costs as a cost of development using the weighted average interest rate of the Company’s total outstanding indebtedness and based on its weighted average expenditures for its development properties for the period. Capitalization of interest for a particular development project begins when expenses related to the project have been made, activities necessary to get the project ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. During the years ended December 31, 2014, 2013 and 2012, the Company incurred interest expense and loan cost amortization of approximately $5.5 million, $1.7 million and $0.2 million, respectively, of which $4.0 million, $1.1 million and $0.2 million, respectively, was capitalized according to this policy.

Real Estate – Upon the acquisition of its property in 2011 (“Gwinnett Center”), the Company’s only operating property, the Company estimated the fair value of acquired tangible assets (consisting of land, building and improvements, and tenant improvements) and identifiable intangible assets (consisting of above- and below-market leases and in-place leases), and allocated the purchase price to the assets acquired and liabilities assumed. In estimating the fair value of the tangible and intangible assets acquired, the Company considered information obtained about this property as a result of its due diligence and utilized various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information.

The fair value of the tangible assets of this acquired leased property was determined by estimating the value of the property as if it were vacant, and the “as-if-vacant” value was then allocated to land, building and improvements based on the determination of the fair values of the assets.

Above- and below-market lease intangibles were recorded based on the present value of the difference between the contractual rents to be paid pursuant to the lease and management’s estimate of the fair market lease rates for each in-place lease. The purchase price was further allocated to in-place lease intangibles based on management’s evaluation of the specific characteristics of the acquired lease. Factors considered included estimates of carrying costs during hypothetical expected lease-up periods, including estimates of lost rental income during the expected lease-up periods, and costs to execute similar leases such as leasing commissions, legal and other related expenses.

Most of the Company’s leases at its Gwinnett Center involved some form of improvements to leased space. When the Company was required to provide improvements under the terms of a lease, the Company determined whether the improvements constituted landlord assets or tenant assets. If the improvements were landlord assets, the Company capitalized the cost of the improvements and recognized depreciation expense associated with such improvements over the term of the lease. If the improvements were tenant assets, the Company deferred the cost of improvements funded by the Company as a lease incentive asset and amortized it over the lease term as a reduction of rental income.

In determining whether improvements constituted landlord or tenant assets, the Company considered numerous factors that required subjective or complex judgments, including: whether the improvements were unique to the tenant or reusable by other tenants; whether the tenant was permitted to alter or remove the improvements without the Company’s consent or without compensating the Company for any lost fair value; whether the ownership of the improvements remained with the Company or remained with the tenant at the end of the lease term; and whether the economic substance of the lease terms was properly reflected.

The Company sold the Gwinnett Center during 2014 as described further in Note 6.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Tenant improvements were depreciated on the straight-line method over the shorter of the useful life of the assets or the term of the lease.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve or extend the life of the asset, are capitalized.

Intangible Assets – Amortization of intangible assets related to Gwinnett Center was computed using the straight-line method of accounting over the respective lease term or estimated useful life. Above-market or below-market lease intangibles were amortized to rental income over the estimated remaining term of the respective leases including consideration of any renewal options on below-market leases. In-place lease intangibles were amortized over the remaining terms of the respective leases. If a lease were to be terminated prior to its scheduled expiration, all unamortized costs relating to that lease were expensed. Intangible assets were evaluated for impairment on an annual basis or upon a triggering event.

Deferred Leasing Costs – The Company deferred costs related to the Gwinnett Center that it incurred to obtain new tenant leases or extend existing tenant leases and classified these costs as intangible assets, net of accumulated amortization. The Company amortized these costs evenly over the lease term. If a lease was terminated early, the Company expensed any applicable unamortized deferred leasing costs.

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

Derivative Instruments – The Company currently holds four interest rate caps. As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The Company does not use derivatives for speculative purposes but instead uses derivatives to manage its exposure to increases in interest rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in fair value adjustments and other income (expense) in the accompanying consolidated statements of operations. For all interest rate caps held during the years ended December 31, 2014, 2013 and 2012, management determined not to elect hedge accounting for financial reporting purposes.

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

Advance from Noncontrolling Interest – In March 2014, the Company acquired an ownership interest in a consolidated joint venture that acquired a parcel of land on which it plans to develop a multifamily community located in Hanover, Maryland (the “Oxford Square Property”). During 2014, the Company’s co-venture partner temporarily advanced approximately $1.2 million of construction and development costs relating to the Oxford Square Property pending the joint venture obtaining a construction loan for the development of the property. The advance was repaid to the Company’s co-venture partner upon the closing of the construction loan in 2014.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying consolidated financial statements.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. For example, significant estimates and assumptions are made in connection with the analysis of real estate impairments. Actual results could differ from those estimates.

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

As of December 31, 2014, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Restricted cash is generally comprised of resident security deposits for the Company’s operational multifamily properties located in certain states, and certain escrow deposits for real estate taxes and property insurance. In addition, the Company had $1.4 million and $1.5 million of restricted cash at December 31, 2014 and 2013, respectively, which serves as additional collateral for the construction loan for the Remington Fairfield Joint Venture.

Rental Income from Operating Leases – Rental income related to leases is recognized on an accrual basis when due from residents or commercial tenants, on a monthly basis. Rental revenues for leases with uneven payments are recognized on a straight-line basis over the term of the lease.

Acquisition Fees and Expenses – Acquisition fees and expenses, including investment services fees and expenses, and closing costs in connection with purchase of the property, associated with transactions deemed to be business combinations, are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company incurred approximately $3.5 million, $3.9 million and $3.3 million in acquisition fees and expenses during the year ended December 31, 2014, 2013 and 2012, respectively, including approximately $3.4 million, $3.9 million and $3.2 million, respectively, which have been capitalized as a part of the costs of the properties under development.

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2014 and 2013, accumulated amortization of loan costs was approximately $2.4 million and $1.1 million, respectively.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

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

As a REIT and to the extent it distributes all its taxable income, the Company will not have any federal income tax liability. As of December 31, 2014, the Company had net operating loss carryforwards of approximately $7.3 million which will begin to expire in 2030. The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions. The tax years 2009 through 2014 remain subject to examination by taxing authorities.

Net Loss per Share – Net loss per share was calculated based upon the weighted average number of shares of common stock outstanding. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the quarters ended March 31, 2014 and June 30, 2014 and the years ended December 31, 2013 and 2012 has been revised to include stock distributions declared and issued through September 30, 2014, as if they were outstanding as of the beginning of each period presented. The Company declared no stock distributions after October 1, 2014.

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

Redemptions – Under the Company’s stock redemption plan, a stockholder’s shares are deemed to have been redeemed as of the date that the Company accepts the stockholder’s request for redemption. From and after such date, the stockholder by virtue of such redemption is no longer entitled to any rights of a stockholder in the Company, and the Company records the related obligation to make payment for the shares, which is required to occur within 30 days of the end of the month. Shares redeemed are retired and not available for reissue. The Company suspended its stock redemption plan effective September 10, 2014.

Fair Value Measurements – GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. GAAP requires the use of observable market data, when available, in making fair value measurements. Observable inputs are inputs that the market participants would use in pricing the asset or liability based on market data obtained from sources independent of the reporting entity. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•	Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the asset or liability, which are typically based on the Company’s own assumptions, as there is little, if any, related market activity.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

2.	Summary of Significant Accounting Policies (continued)

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

Reclassifications — Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity. The results of operations of the real estate properties that are classified as held for sale, along with properties sold during the period, are reflected in discontinued operations for all periods presented.

Recent Accounting Pronouncements – In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014 with early adoption permitted. The Company will adopt ASU No. 2014-08 commencing January 1, 2015. This ASU will impact the determination of which future property disposals qualify as discontinued operations, as well as, require additional disclosures about discontinued operations.

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

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis”, which requires amendments to both the variable interest entity and voting models. The amendments (i) rescind the indefinite deferral of certain aspects of accounting standards relating to consolidations and provide a permanent scope exception for registered money market funds and similar unregistered money market funds, (ii) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (iii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

3.	Acquisitions

During each of the years ended December 31, 2014 and 2013, the Company acquired an ownership interest in five consolidated joint ventures, each of which was developing one of the following properties:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest (1)		Land Contract Purchase Price (in millions)

2014 Acquisitions

Crescent Gateway Altamonte Springs, FL (the “Crescent Gateway Property”)	01/31/14	Crescent Communities, LLC (2)	60%		$4.5

Aura at The Rim San Antonio, TX (the “Aura at The Rim Property”)	02/18/14	Trinsic Residential Group LP (2)	54%		5.8

Oxford Square Hanover, MD (the “Oxford Square Property”)	03/07/14	Woodfield Investments, LLC (2)	95	%(3)	9.9

Haywood Place Greenville, SC (the “Haywood Place Property”)	10/15/14	Daniel Haywood, LLC (2)	90%		4.3

Aura on Broadway Tempe, AZ (the “Aura on Broadway Property”)	12/12/14	Trinsic Residential Group, LP (2)	90%		6.0

Total					$30.5

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest (1)		Land Contract Purchase Price (in millions)

2013 Acquisitions
REALM Patterson Place Durham, NC	06/27/13	The Bainbridge Companies, LLC (2)	90%		$4.5

Crescent Cool Springs Nashville, TN	06/28/13	Crescent Communities, LLC (2)	60%		5.0

Remington Fairfield Cypress, TX	09/24/13	Allen Harrison Development (2)	80%		3.2

City Walk Roswell, GA	11/15/13	Lennar Corporation (2)	75%		8.0

Premier at Spring Town Center Spring, TX	12/20/13	Mill Creek Residential Trust, LLC (2)	95%		5.1

Total					$25.8

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

3.	Acquisitions (continued)

FOOTNOTES:

(1)	The properties were acquired through joint ventures with third parties. In each of the joint venture arrangements, the Company is the managing member and the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer, and in some cases, the general contractor of the project, and (iii) provides any lender required guarantees on the loan. In addition, for certain properties an affiliate of this entity will serve as property manager of the property once operations commence.
(3)	As of the date of acquisition, the Company’s initial ownership interest in the Oxford Square Property was 60%. However, in accordance with the terms of the joint venture agreement, the joint venture obtained a construction loan in June 2014 and the Company’s ownership interest in the joint venture increased to 95% with an additional capital contribution by the Company and a partial return of capital to the Company’s joint venture partner.

4.	Variable Interest Entities

The Company has entered into sixteen separate joint venture arrangements in connection with the development and ownership of its multifamily properties (including the property held for sale). In connection therewith, the Company determined that each of the joint ventures in which it has invested is a VIE because it believes there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity.

In April 2014, the Company’s consolidated subsidiary that owns the Whitehall Property in Charlotte, North Carolina (the “Whitehall Joint Venture”) refinanced its original construction loan. In connection therewith, the Company received a return of a portion of its equity investment in the Whitehall Joint Venture, of which it used approximately $5.5 million to purchase its joint venture partner’s 5% interest in the Whitehall Joint Venture. Effective April 2014, the Company owned a 100% interest in Whitehall Joint Venture. Since the Company controlled the Whitehall Joint Venture prior to the purchase of its joint venture partner’s interest, there was no change in control of the Whitehall Joint Venture and the purchase, including related transaction costs, has been accounted for as a reclassification of equity. The Company’s acquisition of the noncontrolling interest was deemed a reconsideration event and the Company determined that this now wholly-owned entity was no longer a variable interest entity. As a result, as of December 31, 2014, the transactions and accounts for the remaining fifteen joint ventures determined to be VIEs, are included in the accompanying consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

5.	Real Estate Assets

As of December 31, 2014 and 2013, real estate assets consisted of the following:

	December 31, 2014	December 31, 2013
Operating real estate assets:
Land and land improvements	$55,989,015	$18,457,691
Buildings and improvements	188,618,129	60,326,697
Furniture, fixtures and equipment	17,944,936	7,818,574
Less: accumulated depreciation	(7,986,315)	(2,039,899)

Operating real estate assets, net	254,565,765	84,563,063
Construction in process, including land	141,949,638	103,828,508

Total real estate, net	$396,515,403	$188,391,571

For the years ended December 31, 2014 and 2013, depreciation expense on the Company’s real estate assets was approximately $5.9 million and $2.0 million, respectively. There was no depreciation expense incurred in 2012 from continuing operations.

6.	Real Estate Held for Sale

As of December 31, 2014 and 2013, real estate held for sale consisted of the following:

	December 31, 2014	December 31, 2013

Land and land improvements	$6,263,691	$9,222,352
Buildings and improvements	20,890,469	28,909,047
Tenant improvements	—	841,599
Furniture, fixtures and equipment	2,332,533	2,622,353
Less: accumulated depreciation	(2,468,569)	(2,140,760)

Operating real estate held for sale	27,018,124	39,454,591
Lease intangibles, net	—	1,690,231
Deferred rent	2,435	379,441
Other liabilities	—	(36,212)

Total real estate held for sale	$27,020,559	$41,488,051

In 2011, the Company acquired the Long Point Property, a Class A multifamily property that completed construction in the fourth quarter of 2012. During 2014, due to favorable market conditions in multifamily development, the Company decided to pursue a potential sale of the Long Point Property and classified the Long Point Property as held for sale. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property from income (loss) from continuing operations to income(loss) from discontinued operations for all periods presented. The Long Point Property sold in January 2015 as described in Note 14, “Subsequent Events.”

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

6.	Real Estate Held for Sale (continued)

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During 2013, due to continuing trends and favorable market conditions in multifamily development and the Company’s increased focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Gwinnett Center from income (loss) from continuing operations to income (loss) from discontinued operations for all periods presented. In March 2014, the Company sold the Gwinnett Center and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes, which was included in income (loss) from discontinued operations for the year ended December 31, 2014 in the accompanying consolidated statements of operations.

The following is a summary of income (loss) from discontinued operations for the years ended December 31:

	2014	2013	2012

Revenues	$5,297,476	$6,546,821	$3,317,373
Expenses	(2,787,177)	(3,760,722)	(2,470,918)
Depreciation and amortization	(864,865)	(1,488,912)	(2,019,223)

Operating income (loss)	1,645,434	1,297,187	(1,172,768)

Fair value adjustments and other expense	(137,120)	—	—
Interest expense, net of amounts capitalized	(349,508)	(710,803)	—
Gain on sale of property	1,219,693	—	—

Income (loss) from discontinued operations	$2,378,499	$586,384	$(1,172,768)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2014 and 2013:

	Outstanding Principal Balance (in millions)				Maturity	Total Loan Capacity Amount		Net Book Value of Collateral as of December 31, 2014
Property and Related Loan	2014	2013	Interest Rate	Payment Terms	Date	(in millions)		(in millions)
Class A Multifamily:
Operating:
Whitehall Property Mortgage Loan (1)	$28.2	$—	LIBOR plus 2.31%, adjusted monthly(2)(4)	Monthly interest only payments through May 2016, then principal and interest monthly installments calculated based on a 30-year amortization.	5/1/21	$28.2		$27.0

Whitehall Property Mortgage Construction Loan (1)	—	22.3	(1)	(1)	(1)		(1)	—

Crescent Crosstown Property Mortgage Construction Loan (3) (4)	26.5	24.5	LIBOR plus 2.5%, adjusted monthly(2)	Monthly interest only payments through the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization(2)	3/27/15 (plus two additional 12-month extensions) (2)	26.7		34.1

Aura Castle Hills Property Mortgage Construction Loan	23.8	17.3	Lender’s prime rate plus 0.1%, or LIBOR plus 2.6%, adjusted monthly(2)	Monthly interest only payments through the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/30/15 (plus two additional 12-month extensions)	24.4		33.2

Aura Grand Property Mortgage Construction Loan	21.0	11.7	Lender’s prime rate plus 0.5%, or LIBOR plus 2.75%, adjusted monthly(2)	Monthly interest only payments through the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization	12/20/15 (plus two additional 12-month extensions)	21.5		30.5

REALM Patterson Place Deed of Trust Construction Loan	24.2	—	LIBOR plus 2.0%, adjusted monthly, with a minimum interest rate of 3.25% (2) (4)	Monthly interest only payments throughout the term. Principal due on maturity, including extension periods.	6/16/16 3 year initial term (plus two additional 12-month extensions)	28.1		38.0

Crescent Cool Springs Deed of Trust Construction Loan(5)	25.6	0.7	LIBOR plus 2.5%, adjusted monthly(2)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.5% per annum	6/28/16 (plus two additional 12-month extensions)	28.2		40.6

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

7.	Indebtedness (continued)

	Outstanding Principal Balance (in millions)				Maturity	Total Loan Capacity Amount	Net Book Value of Collateral as of December 31, 2014
Property and Related Loan	2014	2013	Interest Rate	Payment Terms	Date	(in millions)	(in millions)
Under Development:
Crescent Alexander Village Property Mortgage Construction Loan	20.8	2.7	LIBOR plus 2.5%, adjusted monthly(2)	Monthly interest only payments through the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/27/15 (plus two additional 12-month extensions)	25.0	32.6

Remington Fairfield Mortgage Construction Loan	18.0	1.7	LIBOR plus 2.65%, adjusted monthly(2)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization	9/24/16 (plus two additional 12-month extensions)	21.7	30.4

City Walk Mortgage Construction Loan	11.0	—	LIBOR plus 2.20%, adjusted monthly(2)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization	11/15/16 (plus two additional 12-month extensions)	32.5	29.1

Premier at Spring Town Center Mortgage Construction Loan	18.5	—	LIBOR plus 2.25%, adjusted monthly(2) (4)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization	6/20/17 (plus one additional 18-month extension)	32.1	36.5

Crescent Gateway Property Construction Loan	5.0	—	LIBOR plus 2.40%, adjusted monthly(2)	Monthly interest only payments throughout the initial term. If extended, then monthly interest payments, plus principal payments of $31,000.	7/31/17 (plus additional 18-month extension)	28.5	17.7

Aura at The Rim Property Construction Loan	1.9	—	LIBOR plus 2.25%, adjusted monthly(2)	Monthly interest only payments through the initial term. If extended, then monthly and principal payments of $29,200.	4/17/17 (plus an additional 2-year extension)	27.7	15.3

Oxford Square Property Construction Loan	1.8	—	LIBOR plus 2.50%, adjusted monthly(2)	Monthly interest only payments through the initial term, then principal and interest monthly installments calculated based on a 30-year amortization.	6/26/18 (plus additional 1-year extension)	35.9	19.4

Haywood Place Construction Loan (6)	—	—	LIBOR plus 2.15%, adjusted monthly(2)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum	4/15/18 (plus additional 18-month extension)	25.0	6.0

Aura on Broadway Construction Loan (6)	—	—	LIBOR plus 2.45%, adjusted monthly(2)	Monthly interest only payments through the initial term, then monthly principal installments of $19,241 plus interest until maturity	12/1/17 (plus two additional 12-month extensions)	20.7	6.2

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

7.	Indebtedness (continued)

	Outstanding Principal Balance (in millions)					Maturity	Total Loan Capacity Amount		Net Book Value of Collateral as of December 31, 2014
Property and Related Loan	2014		2013	Interest Rate	Payment Terms	Date	(in millions)		(in millions)
Real Estate Held for Sale:
Gwinnett Center Mortgage Loan (7)	—	(7)	8.0	(7)	(7)	(7)	—	(7)	—	(7)

Long Point Property Mortgage Loan	28.3		28.5	LIBOR plus 2.33%, adjusted monthly (2) (8)	Monthly interest only payments through 6/2014, then P&I monthly installments calculated based on a 30-year amortization	6/1/23	28.5		27.0

Total	$254.6		$117.4				$434.7		$423.6

FOOTNOTES:

(1)	In April 2014, the Whitehall Joint Venture refinanced its original construction loan which had an outstanding amount of $22.3 million, and entered into a new $28.2 million variable rate seven year loan. In connection with obtaining the Whitehall Mortgage Loan, the Company purchased an interest rate cap with a $28.2 million notional principal amount, pursuant to which LIBOR is capped at 3.94% for an initial term expiring in April 2017. The loan is collateralized by the Whitehall Property.
(2)	As of December 31, 2014, one month LIBOR was 0.17%.
(3)	In February 2015, the Crosstown Joint Venture, the Company’s consolidated joint venture which developed the Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million which matured in March 2015. The Company modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 27, 2016.
(4)	The joint venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this construction loan. See Note 8, “Derivatives.”
(5)	The capacity amount under the loan is $28.2 million, which is in addition to unused letters of credit of $1.8 million as of December 31, 2014 and 2013.
(6)	This loan will be used to fund the majority of development and construction costs related to the multifamily property. Additionally, the construction loan is collateralized by its respective property and all improvements constructed thereon.
(7)	Gwinnett Center was sold in March 2014. Upon the sale, the Company repaid this debt.
(8)	The Long Point Joint Venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this mortgage loan. See Note 8, “Derivatives”.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

7.	Indebtedness (continued)

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are effective after the respective property is operational. As of December 31, 2014, the Company was in compliance with all applicable debt covenants.

Maturities of indebtedness for the next five years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of December 31, 2014:

2015	$92,579,191
2016	79,703,647
2017	26,416,112
2018	2,976,880
2019	1,160,075
Thereafter	51,725,695

$254,561,600

In January 2015, the Long Point Joint Venture sold the Long Point Property and repaid $28.6 million in debt which was scheduled to mature in 2023. In addition, in February 2015, the Crosstown Joint Venture extended the maturity date of its debt, which had an outstanding principal balance of $26.5 million, from March 2015 to March 2016 as described in the “Subsequent Events” Note 14 below.

The estimated fair market value and carrying value of the Company’s debt were approximately $256.0 million and $254.6 million, respectively, as of December 31, 2014. As of December 31, 2013, the estimated fair market value and carrying value of the Company’s debt were approximately $118.1 million and $117.4 million, respectively. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of December 31, 2014 and 2013 because of the relatively short maturities of the obligations.

8.	Derivatives

For all interest rate caps, management determined not to elect hedge accounting for financial reporting purposes. Changes in the fair value of the interest rate caps are recorded in fair value adjustments and other income (expense) in the accompanying consolidated statements of operations.

In March 2014, the Whitehall Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.2 million mortgage note secured by the Whitehall Property in connection with the refinancing described in Note 7, “Indebtedness.” The Whitehall Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 3.94% by obtaining a maximum interest rate cap through April 2017.

In September 2014, the Spring Town Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $18.5 million mortgage note secured by the Spring Town Property. The Spring Town Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 1% by obtaining a maximum interest rate cap through December 2015.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

8.	Derivatives (continued)

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

The fair value of the Company’s interest rate caps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each interest rate cap. This analysis reflects the contractual terms of the interest rate caps, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate caps utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its interest rate caps. As a result, the Company determined that its interest rate cap valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company‘s results of operations.

As of December 31, 2014, the aggregate fair value of the interest rate caps was approximately $0.05 million and was included in other assets on the Company’s consolidated balance sheet. For the years ended December 31, 2014 and 2013, the Company recognized an unrealized loss of ($0.2) million and an unrealized gain of $0.02 million, respectively, in fair value adjustments and other income (expense) due to changes in the fair value of the interest rate caps.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

9.	Related Party Arrangements (continued)

The Advisor will also receive a financing coordination fee for services rendered with respect to refinancing of any debt obligations of the Company or its subsidiaries equal to 1.0% of the gross amount of the refinancing.

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, such affiliate is properly licensed. No disposition fee was payable on the sale of Gwinnett.

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

CNL Capital Markets Corp. – CNL Capital Markets Corp., an affiliate of CNL, received fees for investor set up and annual maintenance for providing certain administrative services to the Company pursuant to a services agreement. These fees are presented in the table below in investor administrative service fees.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

9.	Related Party Arrangements (continued)

For the years ended December 31, 2014, 2013 and 2012, the Company incurred the following fees and reimbursable expenses due to related parties, including the managing dealer of the Company’s offerings, which is an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	Year Ended December 31,
	2014	2013	2012
Selling commissions (1)	$4,332,800	$5,066,677	$1,880,621
Marketing support fees (1)	1,869,583	2,207,823	805,980

	6,202,383	7,274,500	2,686,601

Reimbursable expenses:
Offering costs(1)(2)	3,279,232	3,784,696	1,367,328
Investor administrative service fees(3)	135,000	63,001	39,325
All other operating and acquisition expenses(4)(5)	1,161,441	969,583	1,179,972

	4,575,673	4,817,280	2,586,625

Investment services fees(6)	2,623,446	2,805,989	1,994,830
Asset management fees(6)	2,390,738	1,098,709	444,674
Property management fees(7)	55,682	86,752	69,761
Financing coordination fee(8)	282,150	285,000	—

	$16,130,072	$16,368,230	$7,782,491

FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the consolidated statement of equity for each period presented.
(2)	Includes $0.01 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the year ended December 31, 2013. The reimbursable expenses include components of salaries, benefits and other overhead charges. No such reimbursable expenses were incurred during the years ended December 31, 2014 and 2012.
(3)	Investor administrative service fees are included in general and administrative expenses for each period presented.
(4)	All other operating and acquisition expenses of $1.1 million, $0.93 million, and $1.14 million are included in general and administrative expenses for the years ended December 31, 2014, 2013 and 2012, respectively. The remaining operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for all periods presented.
(5)	Includes $0.07 million, $0.08 million and $0.02 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2014, 2013 and 2012. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(6)	For the years ended December 31, 2014, 2013 and 2012, all of the investment services fees and approximately $1.0 million, $0.4 million, and $0.2 million, respectively, of asset management fees incurred by the Company above were capitalized as part of the cost of development properties. Asset management fees, net of amounts capitalized, are included in asset management fees, net of amounts capitalized. Asset management fees related to Gwinnett Center and the Long Point Property, included in the amounts above, are included in income (loss) from discontinued operations for each period presented.
(7)	Property management fees included in the amounts above related to Gwinnett Center and Long Point Property are included in income (loss) from discontinued operations for each period presented.
(8)	Financing coordination fee is included in loan costs, net.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2014	2013
Due to Managing Dealer:
Selling commissions	$—	$12,246
Marketing support fees	—	30,688

	—	42,934

Due to Property Manager:
Property management fees	12,255	29,634

Due to the Advisor and its affiliates:
Reimbursable offering costs	—	53,592
Reimbursable operating expenses	1,498,295	1,254,181

	1,498,295	1,307,773

	$1,510,550	$1,380,341

Operating expenses did not exceed the Limitation for the Expense Year 2014. For the Expense Years ended December 31, 2013 and 2012, the Company incurred $0.29 million and $0.8 million, respectively, of operating expenses in excess of the Limitation. The Company’s independent directors determined that such amounts in excess of the Limitation were justified based upon a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of the Company, and its stock distributions,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Transactions with Other Related Parties – During the year ended December 31, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company with four of its multifamily development projects. In August 2014, the executive officer began serving the Company as chief executive officer and president, and he serves as chief executive officer and president of the Company’s Advisor. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In January 2014, the Crescent Gateway Joint Venture purchased the land located in Altamonte Springs, Florida for approximately $4.5 million from Crescent. In addition, during the years ended December 31, 2014 and 2013, approximately $2.1 million and $1.3 million, respectively, in development fees payable to Crescent or its affiliates were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

10.	Stockholders’ Equity

Public Offering – As of December 31, 2014, the Company had received aggregate offering proceeds of approximately $208 million from its Initial Offering and Follow-On Offering.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

10.	Stockholders’ Equity (continued)

Stock Issuance and Offering Costs – The Company incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which were recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by the Company did not exceed 15% of the aggregate gross offering proceeds. Offering costs were funded by the Advisor and subsequently reimbursed by the Company subject to this limitation. For the years ended December 31, 2014, 2013 and 2012, the Company incurred approximately $9.5 million, $11.1 million and $4.1 million, respectively, in stock issuance and other offering costs.

Distributions – On June 24, 2010, the Company’s board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which was equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day. Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, the Company’s board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represented an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly until the policy was terminated or amended by the board.

The Company’s board approved the termination of our distribution policy effective as of October 1, 2014 because the board believed that additional stock distributions no longer provided an economic benefit, and believed that stock distributions were not in the best interests of our existing stockholders. As a result, the Company did not declare any further stock distributions effective October 1, 2014.

During the years ended December 31, 2014, 2013 and 2012, the Company declared 1,187,388 shares, 816,952 shares and 472,462 shares of common stock, respectively, as stock distributions. These distributions of new common shares are not taxable to the recipient stockholders when received.

Redemption Plan – The Company had adopted a share redemption plan that allowed a stockholder who held shares for at least one year to request that the Company redeem their shares subject to conditions and limitations within the Redemption Plan. On September 15, 2014, our board approved the suspension of the Company’s Redemption Plan, terminated distributions and terminated the distribution reinvestment plan effective as of October 1, 2014.

Through June 30, 2014, the Company had fully utilized all funds available for redemption requests under the Redemption Plan so there were no funds available to redeem any additional requests subsequent to June 30, 2014. On September 15, 2014, the Company’s board approved the suspension of our Redemption Plan, and terminated the distribution reinvestment plan. Outstanding redemption requests of approximately 51,000 shares received in good order prior to September 10, 2014, were placed in the redemption queue, however, the Company will not accept or otherwise process any additional redemption requests after September 10, 2014 unless the Redemption Plan is reinstated by the board. There is no guarantee that the Redemption Plan will be reinstated by the board.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

10.	Stockholders’ Equity (continued)

During the year ended December 31, 2014, prior to the utilizing of funds available for redemption requests, the Company received and accepted redemption requests for 40,447 shares of common stock at an average redemption price of $9.90 per share for approximately $0.4 million. During the year ended December 31, 2013, the Company received and accepted redemption requests for 70,699 shares of common stock at an average redemption price of $9.73 per share for approximately $0.7 million. During the year ended December 31, 2012, the Company received and accepted redemption requests for 65,046 shares of common stock at an average redemption price of $9.41 per share for approximately $0.6 million. Redemptions were funded with offering proceeds. Shares redeemed were retired and not available for reissue.

11.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s nine multifamily development properties under construction as of December 31, 2014, the Company has committed to fund approximately $163.6 million in remaining development and other costs as of December 31, 2014. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

12.	Concentration of Credit Risk

As of December 31, 2014, all of the Company’s properties were located in the southeastern and sunbelt regions of the United States, including five properties in Texas, three in North Carolina, two in South Carolina and two in Florida.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

13.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2014 and 2013:

2014 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$2,255,900	$3,217,386	$4,362,575	$5,473,757	$15,309,618

Loss from continuing operations	$(1,802,503)	$(1,023,676)	$(1,100,858)	$(1,492,871)	$(5,419,908)
Income from discontinued operations	1,579,644	199,339	242,922	356,594	2,378,499

Net loss	(222,859)	(824,337)	(857,936)	(1,136,277)	(3,041,409)
Net loss from continuing operations attributable to noncontrolling interests	327,727	176,090	230,057	163,796	897,670
Net income from discontinued operations attributable to non-controlling interests	(8,137)	(7,262)	(11,877)	(17,989)	(45,265)

Net income (loss) attributable to common stockholders	$96,731	$(655,509)	$(639,756)	$(990,470)	$(2,189,004)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.08)	$(0.03)	$(0.04)	$(0.06)	$(0.21)

Discontinued operations	$0.09	$—	$0.01	$0.01	$0.11

Weighted average number of shares of common stock outstanding (basic and diluted)(1)	18,040,112	22,292,778	22,526,171	22,526,171	21,361,725

2013 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$166,516	$537,156	$1,165,425	$1,673,129	$3,542,226

Loss from continuing operations	$(826,173)	$(1,103,997)	$(1,040,000)	$(1,514,446)	$(4,484,616)
Income from discontinued operations	151,604	249,979	64,902	119,899	586,384

Net loss	(674,569)	(854,018)	(975,098)	(1,394,547)	(3,898,232)
Net loss from continuing operations attributable to noncontrolling interests	28,403	106,320	153,936	356,712	645,371
Net income from discontinued operations attributable to non-controlling interests	(9,628)	(9,964)	(4,792)	(4,974)	(29,358)

Net loss attributable to common stockholders	$(655,794)	$(757,662)	$(825,954)	$(1,042,809)	$(3,282,219)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.08)	$(0.08)	$(0.07)	$(0.09)	$(0.32)

Discontinued operations	$0.02	$0.01	$—	$0.02	$0.05

Weighted average number of shares of common stock outstanding (basic and diluted)(1)	10,172,805	12,114,212	12,168,513	14,496,871	12,249,900

FOOTNOTE:

(1)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued through September 30, 2014 are treated as if they were outstanding for the full period presented.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

14.	Subsequent Events

In January 2015, the Long Point Joint Venture completed the sale of the Long Point Property. The net sales proceeds from the sale of the Long Point Property were approximately $54.5 million, and resulted in a gain of approximately $27.4 million for financial reporting purposes. No disposition fee was payable on the sale of the Long Point Property.

On February 9, 2015, the board declared a special cash distribution in the amount of $1.30 per share payable to the holders of record of the Company’s common stock as of the close of business on February 9, 2015 (the “Special Distribution”). The Special Distribution was paid in cash and was funded from the proceeds of refinancings and asset sales, including the January 2015 sale of the Long Point Property. The Company paid the Special Distribution on February 24, 2015.

In February 2015, the Crosstown Joint Venture, the Company’s consolidated joint venture which developed the Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million which matured in March 2015. The Company modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 2016.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).

Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.

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

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April 30, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the Commission no later than April  30, 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2014

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 86 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2015.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James M Seneff	Chairman of the Board	March 18, 2015
James M. Seneff, Jr.

/s/ Stephen P Elker	Independent Director	March 18, 2015
Stephen P. Elker

/s/ James P. Dietz	Independent Director	March 18, 2015
James P. Dietz

/s/ Thomas K. Sittema	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2015
Thomas K. Sittema

/s/ Tammy J. Tipton	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2015
Tammy J. Tipton

/s/ Ixchell C Duarte	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2015
Ixchell C. Duarte

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2014 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2015 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Third Articles of Amendment and Restatement. (Previously filed as Exhibit 3.1 to Current Report on Form 8-K/A filed July 23, 2013, and incorporated herein by reference.)

3.2	Third Amended and Restated Bylaws. (Previously filed as Exhibit 3.2 to Current Report on Form 8-K/A filed July 23, 2013, and incorporated herein by reference.)

3.2.1	First Amendment to the Third Amended and Restated Bylaws. (Previously filed as Exhibit 3.3 to Current Report on Form 8-K filed on December 11, 2013 and incorporated herein by reference.)

4.1	Amended and Restated Redemption Plan, adopted effective August 16, 2013, suspended effective October 1, 2014. (Previously filed as Appendix D to Pre-Effective Amendment Three to the Registration on Form S-11 (File No. 333-184308) filed August 13, 2013, and incorporated herein by reference.)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request to stockholders issued shares without certificates). (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.1	Second Amended and Restated Limited Partnership Agreement of Global Growth, LP (Previously filed as Exhibit 10.1 to Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.2	Fourth Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to Post-Effective Amendment 7 to Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.3	Second Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.2 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.4	Form of Indemnification Agreement between CNL Growth Properties, Inc. and each of James M. Seneff, Jr. and Stephen P. Elker dated December 10, 2012; James P. Dietz dated effective September 1, 2014; Holly J. Greer dated January 10, 2012 and effective as of August 9, 2011; Ixchell Duarte dated June 19, 2012; and for each of Kent Crittenden, Erin M. Gray, Scott C. Hall and John F. Starr dated December 11, 2012. (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed March 21, 2013, and incorporated herein by reference.)

10.5	Limited Liability Company Agreement of GGT Whitehall Venture NC, LLC, dated January 9, 2012. (Previously filed as Exhibit 10.13 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.6	Agreement for Purchase and Sale of Real Property between Woodfield Acquisitions, LLC and Whitehall Corporate Center Development Limited Partnership, dated June 30, 2011, and amendments thereto. (Previously filed as Exhibit 10.14 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.6.1	Assignment of Agreement for Purchase and Sale of Real Property between Woodfield Acquisitions, LLC and GGT Whitehall Venture NC, LLC, dated February 22, 2012. (Previously filed as Exhibit 10.14.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.7	Purchase and Sale Agreement by and between WF Arrowood, LLC and GGT Whitehall Holdings, LLC, dated April 2, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 8, 2014 and incorporated herein by reference.)

10.8	Multifamily Loan and Security Agreement by and between GGT Whitehall Venture NC, LLC and Prudential Affordable Mortgage Company, LLC, dated April 2, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 8, 2014 and incorporated herein by reference.)

10.8.1	Multifamily Note, Adjustable Rate, in the original principal amount of $28,215,000.00, by GGT Whitehall Venture NC, LLC in favor of Prudential Affordable Mortgage Company, LLC. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on April 8, 2014 and incorporated herein by reference.)

10.9	Limited Liability Company Agreement of GGT Crescent Crosstown FL Venture, LLC, dated March 27, 2012. (Previously filed as Exhibit 10.16 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.10	Sales Contract between Crosstown Owner LLC and Crescent Resources, LLC, dated March 24, 2012, and amendments thereto. (Previously filed as Exhibit 10.17 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.10.1	Assignment of Sales Contract between Crescent Resources, LLC and GGT Crescent Crosstown FL Venture, LLC, dated March 27, 2012. (Previously filed as Exhibit 10.17.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.11	Construction Loan Agreement between GGT Crescent Crosstown FL Venture, LLC and U.S. Bank National Association, dated March 27, 2012. (Previously filed as Exhibit 10.18 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.11.1	Promissory Note ($26,736,443) by GGT Crescent Crosstown FL Venture, LLC in favor of U.S. Bank National Association, dated March 27, 2012. (Previously filed as Exhibit 10.18.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.12	Limited Liability Company Agreement of GGT Crescent Alexander NC Venture, LLC, dated November 27, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.13	Development Agreement between Crescent Development, LLC and GGT Crescent Alexander NC Venture, LLC, dated November 27, 2012. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.14	Construction Loan Agreement between GGT Crescent Alexander NC Venture, LLC and Regions Bank, dated November 27, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.14.1	Secured Promissory Note ($25,000,000) by GGT Crescent Alexander NC Venture, LLC in favor of Regions Bank, dated November 27, 2012. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.15	Limited Liability Company Agreement of GGT TRG Castle Hills TX, LLC, dated November 30, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.16	Development Agreement between Trinsic Residential Group, LP and GGT TRG Castle Hills TX, LLC, dated November 30, 2012. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.17	Construction Loan and Security Agreement between GGT TRG Castle Hills TX, LLC and JPMorgan Chase Bank, N.A., dated November 30, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.17.1	Promissory Note ($24,438,192) by GGT TRG Castle Hills TX, LLC in favor of JPMorgan Chase Bank, N.A., dated November 30, 2012. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.18	Purchase and Sale Agreement between Parkside/Grand Reserve, LTD. and Trinsic Acquisition Company, LLC, dated effective February 10, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.18.1	Assignment of Purchase and Sale Agreement between Trinsic Acquisition Company, LLC and GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.19	Limited Liability Company Agreement of GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.20	Development Agreement between Trinsic Residential Group, LP and GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.21	Construction Loan Agreement between Texas Capital Bank, National Association and GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.21.1	Promissory Note ($21,470,000) by GGT TRG Grand Lakes TX, LLC in favor of Texas Capital Bank, National Association, dated December 20, 2012. (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.22	Multifamily Loan and Security Agreement (Non-Recourse) By and Between GR-105 Long Point Venture, LLC and Wells Fargo Bank, National Association, dated as of May 2, 2013. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 8, 2013 and incorporated herein by reference.)

10.23	Purchase and Sale Agreement by and between Boulevard Forest & Trees LLC and Bainbridge Communities Acquisition I, LLC, effective as of March 5, 2012, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.23.1	Assignment and Assumption of Purchase and Sale Agreement by Bainbridge Communities Acquisition I, LLC and GGT Patterson Place NC Venture, LLC, executed as of June 27, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.24	Limited Liability Company Agreement of GGT Patterson Place NC Venture, LLC, effective as of June 25, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.25	Construction Loan Agreement between GGT Patterson Place NC Venture, LLC and First-Citizens Bank & Trust Company, dated as of June 26, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.25.1	Promissory Note in the original principal amount of $28,095,674, by GGT Patterson Place NC Venture, LLC, in favor of First-Citizens Bank & Trust Company, dated June 26, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.26	Sales Contract by and between Crescent Communities, LLC, as Seller and GGT Crescent Cool Springs TN Venture, LLC, as Purchaser, effective as of June 28, 2013. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.27	Limited Liability Company Agreement of GGT Crescent Cool Springs TN Venture, LLC, effective as of June 28, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.28	Construction Loan Agreement between Fifth Third Bank and GGT Crescent Cool Springs TN Venture, LLC, dated as of June 28, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.29	Purchase and Sale Agreement by and between CPG Houston Holdings, L.P., as Seller and Allen Harrison Development, LLC, as Purchaser, dated March 4, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.29.1	Assignment and Assumption of Purchase and Sale Agreement by and between Allen Harrison Development, LLC and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.30	Limited Liability Company Agreement of GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.31	Construction Loan Agreement between Texas Capital Bank, National Association and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.31.1	Promissory Note in the original principal amount of $21,742,500, by GGT AHC Fairfield TX, LLC in favor of Texas Capital Bank, National Association, dated September 24, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.32	Purchase and Sale Agreement by and between Roswell Commons Group, L.P., as Seller and Lennar Multifamily Investors, LLC, as Purchaser, dated January 10, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.32.1	Assignment and Assumption of Purchase and Sale Agreement by and between Lennar Multifamily Communities, LLC and GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.33	Limited Liability Company Agreement of GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.34	Construction Loan Agreement between Regions Bank and GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.34.1	Promissory Note in the original principal amount of $32,473,428, by GGT LMI City Walk GA, LLC in favor of Regions Bank, dated November 15, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.35	Real Estate Purchase Agreement by and between Grand-Kuykendahl, Ltd., as Seller and MCRT Investments LLC, as Purchaser, dated March 18, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.35.1	Assignment and Assumption of Purchase and Sale Agreement by and between MCRT Investments LLC and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.36	Limited Liability Company Agreement of GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.37	Construction Loan Agreement between Synovus Bank and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.37.1	Promissory Note in the original principal amount of $32,060,000, by GGT Spring Town TX, LLC in favor of Synovus Bank, dated December 20, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.38	Sales Contract by and between Crescent Communities, LLC, as Seller and GGT Crescent Gateway FL Venture, LLC, as Purchaser, dated January 31, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.39	Limited Liability Company Agreement of GGT Crescent Gateway FL Venture, LLC, dated January 31, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.40	Construction Loan Agreement by and between GGT Crescent Gateway FL Venture, LLC and PNC Bank, N.A., dated January 31, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.40.1	Promissory Note in the original principal amount of $28,500,000, by GGT Crescent Gateway FL Venture, LLC in favor of PNC Bank, N.A., dated January 31, 2014. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.41	Purchase and Sale Agreement by and between GDG Overlook LLC, as Seller and Trinsic Acquisition Company, LLC, as Purchaser, dated February 11, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.41.1	Assignment of Contract by Trinsic Acquisition Company, LLC and GGT TRG Rim TX, LLC, dated February 18, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.42	Limited Liability Company Agreement of GGT TRG Rim TX, LLC, dated February 18, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.43	Loan Agreement by and between GGT TRG RIM TX, LLC and Regions Bank, dated effective as of April 17, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2014 and incorporated herein by reference.)

10.43.1	Promissory Note in the original principal amount of $27,670,300, by GGT TRG RIM TX, LLC in favor of Regions Bank, dated April 17, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2014 and incorporated herein by reference.)

10.44	Contract for the Purchase of Real Property by and between Kellogg-CCP, LLC, as Seller and Woodfield Acquisitions, LLC, its permitted successors and assigns, as Purchaser, dated May 10, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.44.1	Assignment of Contract by and between Woodfield Acquisitions, LLC and GGT Oxford Venture MD, LLC, dated March 7, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.45	Limited Liability Company Agreement of GGT Oxford Venture MD, LLC, dated March 7, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.46	Construction Loan Agreement by and among GGT Oxford Venture MD, LLC and Santander Bank, N.A., dated June 26, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 2, 2014 and incorporated herein by reference.)

10.46.1	Promissory Note in the original principal amount of $35,916,862, by GGT Oxford Venture MD, LLC in favor of Santander Bank, N.A., dated June 26, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 2, 2014 and incorporated herein by reference.)

10.47	Contract for the Purchase and Sale of Real Property by and between Greenville Mixed-Use Partners, LLC, as the seller, and Daniel Realty Company, LLC, as the buyer, dated April 10, 2014, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.48	Limited Liability Company Agreement of GGT Daniel SC Venture, LLC, dated October 15, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.49	Credit Agreement by and between GGT Daniel SC Venture, LLC and Synovus Bank, dated effective as of October 15, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.49.1	Promissory Note in the original principal amount of $25,000,000, by GGT Daniel SC Venture, LLC in favor of Synovus Bank, dated October 15, 2014. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.50	Purchase and Sale Agreement, as amended and assigned to Windward Long Point Apartments, LLC, dated effective November 25, 2014. (Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed on January 20, 2015 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2014 (in thousands)

		Initial Costs			Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period (1)
Property/Location	Encum- brances	Land & Land Improve- ments (2)	Buildings & Building Improve- ments	Tenant Improve- ments	Land and Improve- ments	Building and Building Improve- ments	Tenant Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Buildings & Building Improve- ments	Construc- tion in Process	Tenant Improve- ments	Total (3)	Accumu- lated Depre- ciation	Date of Construc- tion		Date Acquired	Life on which depreciation in latest income statement is computed
Operating:
Whitehall Property
Charlotte, South Carolina	28,215	2,887	—	—	3,579	19,610	—	—	6,466	19,610	—	—	26,076	(1,350)	2013		2/24/2012		(5)
Crescent Crosstown Property (4)
Tampa, Florida	26,448	4,372	—	—	4,062	24,640	—	—	8,434	24,640	—	—	33,074	(1,358)	2013		3/27/2012		(5)
Aura Castle Hills Property (4)
Lewisville, Texas	23,841	4,470	—	—	871	27,479	—	—	5,341	27,479	—	—	32,820	(741)	2014		11/30/2012		(5)
Aura Grand Property (4)
Katy, Texas	21,014	2,999	—	—	853	26,059	—	—	3,852	26,059	—	—	29,911	(683)	2014		12/20/2012		(5)
REALM Patterson Place Property (4)
Durham, North Carolina	24,215	4,583	—	—	3,881	27,713	—	—	8,464	27,713	—	—	36,177	(309)	2014		6/27/2013		(5)
Crescent Cool Springs Property (4)
Cool Springs, Tennessee	25,607	5,096	—	—	6,435	27,065	—	—	11,531	27,065	—	—	38,596	(159)	2014		6/28/2013		(5)

Under Development:
Crescent Alexander Village Property (4)
Charlotte, North Carolina	20,803	2,435	—	—	3,248	14,762	—	10,438	5,683	14,762	10,438	—	30,883	(177)		(6)	11/27/2012		(5)
Remington Fairfield Property (4)
Cypress, Texas	18,036	3,233	—	—	3,034	16,849	—	6,301	6,267	16,849	6,301	—	29,417	(147)		(6)	9/24/2013		(5)
City Walk Property (4)
Roswell, Georgia	10,998	8,114	—	—	224	—	—	20,725	8,338	—	20,725	—	29,063	—		(6)	11/15/2013		(5)
Premier at Spring Town Center Property (4)
Spring, Texas	18,472	5,186	—	—	698	4,441	—	25,624	5,884	4,441	25,624	—	35,949	(11)		(6)	12/20/2013		(5)
Crescent Gateway Property (4)
Altamonte Springs, FL	4,954	3,415	—	—	36	—	—	14,215	3,451	—	14,215	—	17,666	—		(6)	1/31/2014		(5)
Aura at The Rim Property (4)
San Antonio, TX	1,861	5,750	—	—	58	—	—	9,463	5,808	—	9,463	—	15,271	—		(6)	2/18/2014		(5)
Oxford Square Property (4)
Hanover, MD	1,834	9,920	—	—	188	—	—	9,308	10,108	—	9,308	—	19,416	—		(6)	3/7/2014		(5)
Daniel Property (4)
Greenville, SC	—	4,290	—	—	71	—	—	1,646	4,361	—	1,646	—	6,007	—		(6)	10/15/2014		(5)
Broadway Property (4)
Tempe, AZ	1	3,793	—	—	63	—	—	2,374	3,856	—	2,374	—	6,230	—		(6)	12/12/2014		(5)

Real Estate Held for Sale:
Long Point Property (4)
Mount Pleasant, South Carolina	$28,263	$3,543	$—	$—	$2,721	$20,890	$—	$—	$6,264	$20,890	$—	$—	$27,154	$(1,517)	2012		5/20/2011		(5)

	$254,562	$74,086	$—	$—	$30,022	$209,508	$—	$100,094	$104,108	$209,508	$100,094	$—	$413,710	$(6,452)

The following table presents changes in real estate and accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 (in thousands):

Real Estate		Accumulated Depreciation
Balance at December 31, 2011	$20,127	Balance at December 31, 2011	$(48)
2012 Acquisitions	72,952	2012 Depreciation	(598)

Balance at December 31, 2012	93,079	Balance at December 31, 2012	(646)
2013 Acquisitions	128,507	2013 Depreciation	(1,968)

Balance at December 31, 2013	221,586	Balance at December 31, 2013	(2,614)
2014 Acquisitions	203,996	2014 Depreciation	(4,327)
2014 Dispositions	(11,872)	2014 Dispositions	489

Balance at December 31, 2014	$413,710	Balance at December 31, 2014	$(6,452)

(1)	The aggregate cost for federal income tax purposes is approximately $423 million.
(2)	Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets for properties under development.
(3)	Amount does not include furniture, fixtures and equipment and related accumulated depreciation included in real estate assets, net and real estate held for sale in the December 31, 2014 balance sheet.
(4)	These properties are owned through separate joint venture agreements. As these entities are consolidated, the amounts presented include 100% of the costs of the venture.
(5)	Land improvements are depreciated over 15 years. Building and building improvements are depreciated over 39.
(6)	As of December 31, 2014, these properties were under development.