Form 10-Q
period 2015-03-31
CNL Growth Properties, Inc.
filed 2015-05-12
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of April 30, 2015 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS

Real estate assets, net:
Operating real estate assets, net (including VIEs $251,382,358 and $222,732,008, respectively)	$282,703,407	$254,565,765
Construction in process, including land (including VIEs $133,304,681 and $134,484,720, respectively)	140,705,886	141,949,638

Total real estate assets, net	423,409,293	396,515,403
Real estate held for sale (including VIEs $0 and $27,020,559, respectively)	—	27,020,559
Cash and cash equivalents (including VIEs $4,459,013 and $6,689,103, respectively)	30,572,370	47,691,457
Restricted cash (including VIEs $2,353,542 and $2,268,472, respectively)	2,659,441	2,466,585
Loan costs, net (including VIEs $2,329,015 and $2,852,828, respectively)	2,892,687	3,671,109
Other assets (including VIEs $1,013,393 and $698,765, respectively)	1,150,925	911,387

Total Assets	$460,684,716	$478,276,500

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $235,088,967 and $226,346,599, respectively)	$263,303,967	$254,561,600
Accrued development costs (including VIEs $17,486,708 and $23,768,886, respectively)	17,486,708	23,768,886
Due to related parties	1,633,912	1,510,550
Accounts payable and other accrued expenses (including VIEs $2,315,949 and $2,047,929, respectively)	3,447,835	2,542,519
Other liabilities (including VIEs $1,988,015 and $1,903,520, respectively)	2,065,614	1,982,012

Total Liabilities	287,938,036	284,365,567

Commitments and contingencies (Note 8)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 issued and 22,526,171 outstanding	225,262	225,262
Capital in excess of par value	170,792,081	170,792,081
Accumulated deficit	(1,689,500)	(12,007,405)
Accumulated cash distributions	(29,284,024)	—

Total Stockholders’ Equity	140,043,819	159,009,938
Noncontrolling interests	32,702,861	34,900,995

Total Equity	172,746,680	193,910,933

Total Liabilities and Equity	$460,684,716	$478,276,500

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues:
Rental income from operating leases	$5,917,708	$2,054,571
Other property revenues	470,667	201,329

Total revenues	6,388,375	2,255,900

Expenses:
Property operating expenses	3,437,407	1,611,555
General and administrative	1,162,775	891,725
Asset management fees, net of amounts capitalized	490,071	183,985
Property management fees	270,596	103,153
Acquisition fees and expenses, net of amounts capitalized	6,887	47,093
Depreciation	2,657,662	995,780

Total expenses	8,025,398	3,833,291

Operating loss	(1,637,023)	(1,577,391)

Other income (expense):
Fair value adjustments and other income (expense)	10,200	(12,279)
Interest expense and loan cost amortization, net of amounts capitalized	(1,018,904)	(212,833)

Total other expense	(1,008,704)	(225,112)

Loss from continuing operations	(2,645,727)	(1,802,503)

Income from discontinued operations, net of tax (including gain on sale of property of $27,414,197 and $1,219,693, respectively)	26,065,668	1,579,644

Net income (loss) including noncontrolling interests	23,419,941	(222,859)

Net (income) loss attributable to noncontrolling interest:
Continuing operations	357,450	327,727
Discontinued operations	(13,459,486)	(8,137)

Net (income) loss attributable to noncontrolling interests	(13,102,036)	319,590

Net income attributable to common stockholders	$10,317,905	$96,731

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.10)	$(0.08)
Discontinued operations	0.56	0.09

Net income per share of common stock (basic and diluted)	$0.46	$0.01

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	18,040,112

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2015 (Unaudited) and the Year Ended December 31, 2014

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Cash Distributions	Total Stockholders’ Equity
	Number of Shares	Par Value					Noncontrolling Interests	Total Equity
Balance at December 31, 2013	15,393,316	$153,933	$120,627,485	$(9,818,401)	$—	$110,963,017	$23,415,094	$134,378,111
Subscriptions received for common stock through public offering	5,985,914	59,859	65,336,467	—	—	65,396,326	—	65,396,326
Redemptions of common stock	(40,447)	(404)	(399,781)	—	—	(400,185)	—	(400,185)
Stock issuance and offering costs	—	—	(9,490,715)	—	—	(9,490,715)	—	(9,490,715)
Stock distributions	1,187,388	11,874	(11,874)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	(5,269,501)	—	—	(5,269,501)	(256,324)	(5,525,825)
Contributions from noncontrolling interests	—	—	—	—	—	—	14,744,367	14,744,367
Return of capital to non-controlling interest	—	—	—	—	—	—	(1,488,162)	(1,488,162)
Distributions to noncontrolling interests	—	—	—	—	—	—	(661,575)	(661,575)
Net loss	—	—	—	(2,189,004)	—	(2,189,004)	(852,405)	(3,041,409)

Balance at December 31, 2014	22,526,171	225,262	170,792,081	(12,007,405)	—	159,009,938	34,900,995	193,910,933
Cash distributions, declared and paid ($1.30 per share)	—	—	—	—	(29,284,024)	(29,284,024)	—	(29,284,024)
Contributions from noncontrolling interests	—	—	—	—	—	—	143,922	143,922
Return of capital to noncontrolling interest	—	—	—	—	—	—	(357,300)	(357,300)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,086,792)	(15,086,792)
Net income	—	—	—	10,317,905	—	10,317,905	13,102,036	23,419,941

Balance at March 31, 2015	22,526,171	$225,262	$170,792,081	$(1,689,500)	$(29,284,024)	$140,043,819	$32,702,861	$172,746,680

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income (loss), including amounts attributable to noncontrolling interests	$23,419,941	$(222,859)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,657,662	1,281,574
Amortization of loan costs	113,535	36,279
Loss on extinguishment of debt	818,404	32,787
Prepayment penalties on loans	(282,485)	—
Gain on sale of real estate held for sale	(27,414,197)	(1,219,693)
Unrealized loss from change in fair value of interest rate caps	21,149	57,889
Straight-line rent adjustments	(143,598)	39,088
Changes in operating assets and liabilities:
Other assets	(139,154)	(83,127)
Due to related parties	123,362	(213,503)
Accounts payable and other accrued expenses	925,981	451,825
Other liabilities	83,602	(48,132)

Net cash provided by operating activities	184,202	112,128

Investing Activities:
Development property costs, including land and capital expenditures	(35,628,361)	(52,791,676)
Capital expenditures on real estate held for sale	—	(126,492)
Proceeds from sale of property	54,434,756	14,986,333
Changes in restricted cash	(192,856)	307,400

Net cash provided by (used in) investing activities	18,613,539	(37,624,435)

Financing Activities:
Subscriptions received for common stock through public offering	—	41,728,328
Stock issuance and offering costs	—	(5,516,537)
Redemptions of common stock	—	(367,205)
Cash distributions paid on common stock	(29,284,024)	—
Proceeds from mortgage and construction notes payable	37,005,373	28,365,708
Payments of mortgage and construction notes payable	(28,263,006)	(7,977,242)
Payment of refinancing deposit	—	(564,300)
Payment of loan costs	(75,001)	(569,282)
Return of capital to noncontrolling interest	(357,300)	—
Contributions from noncontrolling interests	143,922	7,835,137
Distributions to noncontrolling interests	(15,086,792)	(45,081)

Net cash (used in) provided by financing activities	(35,916,828)	62,889,526

Net (Decrease) Increase in Cash and Cash Equivalents	(17,119,087)	25,377,219
Cash and Cash Equivalents at Beginning of Period	47,691,457	35,827,614

Cash and Cash Equivalents at End of Period	$30,572,370	$61,204,833

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$17,486,708	$19,135,175

Stock issuance and offering costs	$—	$682,574

Redemptions of common stock	$—	$127,922

Loan cost amortization capitalized on development properties	$224,841	$235,404

Noncontrolling interests non-cash contributions	$—	$500,000

Noncontrolling interests construction advance	$—	$703,012

Stock distributions declared (at par)	$—	$3,253

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

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

From October 20, 2009 through April 11, 2014, the Company received aggregate offering proceeds of approximately $208.3 million from its initial and follow-on offering (the “Offerings”).

As of March 31, 2015, the Company owned interests in 15 Class A multifamily properties, seven of which were operational and as to which development was complete and eight of which were under development, including two of which were partially operational. The Company had a total of 2,559 completed apartment units as of March 31, 2015 and expects to have approximately 4,400 units once construction is completed on its properties under development.

Fourteen of the Company’s multifamily properties are owned through joint ventures in which it has co-invested with an affiliate of a national or regional multifamily developer. The Company also wholly owns one property.

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2015 may not be indicative of the results expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2014, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

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

Adopted Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur on or after the effective date. As a result, no changes were made for properties classified as held for sale prior to January 1, 2015. Effective January 1, 2015, the Company adopted this ASU. This ASU impacts the determination of which property disposals qualify as discontinued operations, as well as, requires additional disclosures about discontinued operations.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new ASC topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). This ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted using one of two retrospective application methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The adoption of ASU2014-09 will not have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company will not early adopt ASU 2015-03 and has determined that the amendments will materially impact the Company’s presentation of its consolidated financial position but will not have a material impact on the Company’s consolidated results of operations or cash flows.

3.	Real Estate Assets, net

As of March 31, 2015 and December 31, 2014, real estate assets consisted of the following:

	March 31, 2015	December 31, 2014

Operating real estate assets, net:
Land and land improvements	$62,855,330	$55,989,015
Buildings and improvements	210,287,990	188,618,129
Furniture, fixtures and equipment	20,204,064	17,944,936
Less: accumulated depreciation	(10,643,977)	(7,986,315)

Total operating real estate assets, net	282,703,407	254,565,765
Construction in process, including land	140,705,886	141,949,638

Total real estate, net	$423,409,293	$396,515,403

For the three months ended March 31, 2015 and 2014, depreciation expense on the Company’s real estate assets was approximately $2.7 million and $1.0 million, respectively.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

4.	Real Estate Held for Sale

As of December 31, 2014, the Company had classified its Long Point Property, a Class A multifamily property, as held for sale. The Company sold this property during January 2015 and had no real estate held for sale as of March 31, 2015. As of March 31, 2015 and December 31, 2014, real estate held for sale consisted of the following:

	March 31, 2015	December 31, 2014

Land and land improvements	$—	$6,263,691
Buildings and improvements	—	20,890,469
Furniture, fixtures and equipment	—	2,332,533
Less: accumulated depreciation	—	(2,468,569)

Operating real estate held for sale	—	27,018,124
Deferred rent	—	2,435

Total real estate held for sale	$—	$27,020,559

During 2014 and 2013, the Company entered into contracts to sell the Long Point Property and the Gwinnett Center, a three office building complex. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property and Gwinnett Center from loss from continuing operations to income from discontinued operations for all periods presented. In January 2015 and March 2014, the Company sold the Long Point Property and Gwinnett Center, respectively, received net sales proceeds of approximately $54.4 million and $15.0 million, respectively, resulting in a gain of approximately $27.4 million and $1.2 million, respectively, for financial reporting purposes, which were included in income from discontinued operations for the applicable three months ended March 31, 2015 and 2014 in the accompanying condensed consolidated statements of operations.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

4.	Real Estate Held for Sale (continued)

The following is a summary of income from discontinued operations for the three months ended March 31:

	2015	2014

Revenues	$190,068	$1,650,402
Expenses	(184,920)	(888,593)
Depreciation and amortization	—	(285,794)

Operating income	5,148	476,015

Fair value adjustments and other expense	1	(32,221)
Interest expense and loan cost amortization, net of amounts capitalized	(44,274)	(51,056)
Loss on extinguishment of debt	(818,404)	(32,787)
Gain on sale of property	27,414,197	1,219,693

Total other income	26,551,520	1,103,629

State income tax expense	(491,000)	—

Income from discontinued operations	$26,065,668	$1,579,644

5.	Indebtedness

During the three months ended March 31, 2015, the Crosstown Joint Venture, the Company’s consolidated joint venture which developed the Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million which matured in March 2015. The Company modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 2016.

During the three months ended March 31, 2015, the Company borrowed approximately $33.5 million in connection with its multifamily development projects and repaid approximately $28.3 million related to the Long Point Property as a result of the sale of the property.

The Company recognized a loss on extinguishment of debt of approximately $0.8 million and $0.03 million as a result of the payoff of the mortgage loans on the Long Point property and Gwinnett Center, respectively. The loss on extinguishment of debt is related to unamortized loan costs and a prepayment penalty, which are included in income from discontinued operations for the three months ended March 31, 2015 and 2014, respectively, in the accompanying condensed consolidated statements of operations.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

5.	Indebtedness (continued)

Maturities of indebtedness for the remainder of 2015 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of March 31, 2015:

2015	$68,087,045
2016	122,540,099
2017	39,101,140
2018	7,056,956
2019	686,084
Thereafter	25,832,643

$263,303,967

Certain of the Company’s loan documents contain customary affirmative, negative and financial covenants, including, debt service coverage ratio, interest coverage ratio, loan to value ratio and liquidation compliance. These covenant requirements are effective after the respective property is operational. As of March 31, 2015, the Company was in compliance with all applicable debt covenants.

The estimated fair market value and carrying value of the Company’s debt were approximately $264.6 million and $263.3 million, respectively, as of March 31, 2015. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of March 31, 2015 because of the relatively short maturities of the obligations.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

6.	Related Party Arrangements

During the three months ended March 31, 2015 and 2014, the Company incurred the following fees and reimbursable expenses due to related parties, including the managing dealer of the Company’s Offerings, which is an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	2015	2014

Selling commissions(1)	$—	$2,802,743
Marketing support fees(1)	—	1,201,500

	—	4,004,243

Reimbursable expenses:
Offering costs(1)	—	2,087,862
Investor administrative service fees(2)	33,750	28,860
Other operating and acquisition expenses(3)(4)	249,619	291,598

	283,369	2,408,320

Investment services fees(5)	—	1,582,359
Asset management fees(6)	771,912	445,961
Property management fees(7)	13,234	25,485

	$1,068,515	$8,466,368

FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the condensed consolidated statement of equity as of December 31, 2014.
(2)	Investor administrative service fees of $0.034 million and $0.018 million are included in general and administrative expenses for each period presented. The remaining investor administrative service fees are included in stock issuance and offering costs in the condensed consolidated statement of equity as of December 31, 2014.
(3)	All other operating and acquisition expenses are included in general and administrative expenses for the three months ended March 31, 2015. All other operating and acquisition expenses of $0.27 million are included in general and administrative expenses for the three months ended March 31, 2014. The remaining operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for the three months ended March 31, 2014.
(4)	Includes $0.02 million and $0.01 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the three months ended March 31, 2015 and 2014, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(5)	For the three months ended March 31, 2014, all of the investment services fees incurred by the Company above were capitalized as part of the cost of development properties.
(6)	For the three months ended March 31, 2015 and 2014, approximately $0.2 million and $0.2 million, respectively, of the asset management fees incurred by the Company above were capitalized (excluding amounts from the Long Point Property and the Gwinnett Center) as part of the cost of development properties. Asset management fees, net of amounts capitalized, are included in asset management fees, net of amounts capitalized for the periods presented. Asset management fees related to the Long Point Property and the Gwinnett Center are included in income from discontinued operations for all periods presented.
(7)	Property management fees included in the March 31, 2014 amount above related to Gwinnett Center are included in income from discontinued operations for the three months ended March 31, 2014.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

6.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses, as described above, were as follows as of:

	March 31, 2015	December 31, 2014
Due to Property Manager:
Property management fees	$13,234	$12,255

Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,620,678	1,498,295

	1,620,678	1,498,295

	$1,633,912	$1,510,550

Transactions with Other Related Parties – The Company’s chief executive officer and president serves on the board of directors of Crescent Communities, LLC (“Crescent”), a joint venture partner of the Company in four of its multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. During the three months ended March 31, 2015 and 2014, approximately $0.3 million and $0.7 million, respectively, in development fees payable to Crescent or its affiliates, were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

7.	Stockholder’s Equity

Special Cash Distributions – In February 2015, our board of directors declared a special cash distribution of $29.3 million representing $1.30 per share of common stock (the “Special Distribution”).

Stock Distributions – On September 15, 2014, our board approved the termination of our stock distribution policy, and as a result no stock distributions were declared after September 1, 2014.

8.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s eight multifamily development properties under construction as of March 31, 2015, the Company has committed to fund approximately $134.1 million in remaining development and other costs as of March 31, 2015. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2015

(UNAUDITED)

9.	Subsequent Events

During April 2015, the Company acquired a 90% interest in a joint venture, GGT Hampton Roads VA Venture, LLC (the “Joint Venture”), in a multifamily development property located in Suffolk, Virginia. In April 2015, the Joint Venture purchased the land located in Suffolk, Virginia for approximately $6.5 million. The Joint Venture intends to construct and operate a 228-unit “Class A” garden style multifamily residential community on the property and in connection therein entered into a development agreement with an affiliate of the Joint Venture partner. Pursuant to the development agreement, the maximum development budget for the Joint Venture is approximately $36.1 million, including the purchase price of the land. In connection with the development of the project, the Joint Venture closed on a construction loan of up to approximately $25.3 million. The loan will bear interest at the LIBOR rate, adjusted monthly, plus 2.2% per annum.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

We are externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, our sponsor (the “Sponsor”). CNL Financial Group, LLC is an affiliate of CNL Financial Group, Inc. (“CNL”), a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services.

Our Common Stock Offerings

From October 20, 2009 through April 11, 2014, we received aggregate offering proceeds of approximately $208.3 million from our Offerings.

We completed our acquisition phase and invested part of our uninvested available cash in one final multifamily development property during April 2015. We will continue to focus on completing the development of our properties, operations, and evaluating potential exit strategies for our stockholders.

Our Real Estate Portfolio

As of March 31, 2015, we owned interests in 15 Class A multifamily properties in the southeastern and sunbelt regions of the United States, seven of which had substantially completed development and were operational. The remaining eight properties were under development, including two of which were partially operational, with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 2,559 completed apartment units as of March 31, 2015, and expect to have more than 4,400 units once construction is completed on our remaining properties under development. We expect to add 228 additional units with the acquisition of the Hampton Roads Property during April 2015.

During 2014, we entered into an agreement to sell our interest in our Long Point Property, to an unrelated third party. In January 2015, the Long Point Joint Venture sold the Long Point Property and received net sales proceeds of approximately $54.4 million, resulting in a gain of approximately $27.4 million for financial reporting purposes. Our Advisor will continue to evaluate opportunities that arise from favorable market conditions in multifamily development until it begins to evaluate potential exit strategies for our stockholders. The evaluation of these opportunities will include evaluating provisions within the individual joint venture agreements to consider specific asset sales. These were factors that were evaluated when we sold the Long Point property.

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of March 31, 2015, excluding the Whitehall Property that we wholly owned, we had co-invested with 14 separate joint ventures with eight separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of March 31, 2015 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

Exit Strategy

In accordance with our investment objectives, our board of directors will consider strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. Although our board of directors is not required to recommend any such exit event by any certain date, due to the completion of our Offerings in April 2014 and the estimated time needed to complete our acquisition phase and have our assets substantially stabilize, our Advisor has begun to explore strategic alternatives for providing liquidity to investors. A liquidation of our Company, or all of our assets, would generally require the approval of our stockholders in accordance with our governing documents.

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

We invested a portion of our uninvested net proceeds from our Offerings in our final multifamily development property in April 2015. We expect to use the remaining uninvested net proceeds to fund development costs on current properties. Thereafter, our ongoing principal demands for funds are expected to be for funding development costs, operating fees and expenses and the payment of debt service.

To date, we have met and expect to continue to meet cash needs for acquisitions and acquisition-related expenses from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. We generated positive cash flows from operations during the three months ended March 31, 2015 and generally expect to do so as our remaining properties become operational in phases and stabilize.

Our board of directors authorized a monthly stock distribution equal to 0.006666667 of a share of common stock on each outstanding share of common stock (which was equal to an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month. On September 15, 2014, our board approved the termination of our stock distribution policy, and as a result no stock distributions were declared after September 1, 2014. The board believed that additional stock distributions no longer provided an economic benefit and that stock distributions were not in the best interests of our existing stockholders. In addition, on September 15, 2014, our board also approved the termination of the distribution reinvestment plan and the suspension of our amended Redemption Plan.

The following table presents total stock distributions declared and issued and FFO for the three months ended March 31, 2015 and 2014:

Periods	Share Distribution Declared Per Share Held		Stock Distributions Declared (Shares) (1)(2)	Stock Distributions Declared (3)	FFO Attributable To Common Stockholders (4)
2015 Quarter
First	—	(5)	—	$—	$(1,576,931)

2014 Quarter
First	0.006666667 per month		325,315	$3,220,619	$(97,142)

FOOTNOTES:

(1)	Represents amount of shares declared and distributed.
(2)	The distribution of new common shares is non-taxable to the recipients when issued. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.
(3)	We have calculated the dollar amount of stock distributions declared using our December 2013 NAV of $9.90 per share for shares issued after December 31, 2013.
(4)	See reconciliation of net income attributable to common stockholders to funds from operations in “Funds from Operations and Modified Funds from Operations” below.
(5)	Our board approved the termination of our distribution policy effective as of October 1, 2014. As a result, we did not declare any further stock distributions effective October 1, 2014.

Special Cash Distribution

In February 2015, our board of directors declared a special cash distribution in the amount of $1.30 per share of common stock. The Special Distribution of approximately $29.3 million was paid in cash and was funded from the proceeds of refinancings and asset sales, including the January 2015 sale of the Long Point Property. As required, Form 1099-DIV will be provided after year-end and will disclose the character of the distributions which may constitute dividend income or a return of capital for federal income tax purposes based on the taxable results for the year ended December 31, 2015.

We have borrowed and expect to continue to borrow in connection with the development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances, in excess of such levels if approved by a majority of our independent directors. As of March 31, 2015, we had an aggregate debt leverage ratio of approximately 57% of the aggregate book value of our consolidated assets; however, due to the fact that we generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

We have and expect to continue to seek to extend and refinance the construction loans on our development properties with longer term debt as our properties’ operations stabilize. However, our ability to continue to obtain indebtedness could be adversely affected by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.

Potential future sources of cash to meet our capital needs include proceeds from collateralized or uncollateralized financings, including extensions and refinancings of existing debt, from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or offering proceeds in the event of unforeseen significant capital expenditures or other corporate purposes.

Sources of Liquidity and Capital Resources

Common Stock Offering

Since inception and through the close of our Offerings on April 11, 2014, our main sources of capital were from proceeds of our Offerings. We currently have no plans for an additional equity offering at this time.

As of March 31, 2015, our cash totaled $30.6 million and consisted primarily of unused offering proceeds from our Offerings. We used a portion of this cash in April 2015, to acquire our last multifamily development property and expect to use a portion of the unused offering proceeds to fund our remaining capital commitments to our joint ventures, which will be used to pay certain development costs of our joint ventures.

Borrowings

As described above, we have and expect to continue to obtain construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. During the three months ended March 31, 2015, we borrowed $33.5 million under our various construction loans to pay for development costs relating to several of our properties owned.

In February 2015, the Crosstown Joint Venture, our consolidated joint venture which developed the Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million and which had an initial maturity date in March 2015. We modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 2016. We were able to increase the level of indebtedness on the Crosstown Property by approximately $3.5 million based on an appraised value that exceeded our original cost. We intend to use the excess proceeds for funding development costs, operating fees and expenses and the payment of debt service.

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

Certain of our loan documents contain customary affirmative, negative and financial covenants, agreements, representations, warranties and borrowing conditions, as well as customary events of default and cure provisions, and escrows, all as set forth in the loan documents. As of March 31, 2015, we were in compliance with all applicable debt covenants.

Capital Contributions from Noncontrolling Interests

During the three months ended March 31, 2015, our co-venture partners made capital contributions aggregating to approximately $0.1 million. In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $0.7 million as of March 31, 2015. These amounts, as well as amounts previously funded, will be or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with our last acquisition in April 2015, we entered into a joint venture arrangement with terms similar to the ones in place as of March 31, 2015, whereby our co-venture partner is responsible for its pro rata share of the equity investment in the property.

Real Estate Held for Sale

In January 2015, we sold our Long Point Property and received net sales proceeds of approximately $54.4 million, resulting in a gain of approximately $27.4 million for financial reporting purposes, which was included in income from discontinued operations for the three months ended March 31, 2015 in the accompanying condensed consolidated statements of operations. As a result of the sale, we anticipate paying state income taxes of approximately $0.5 million. We used the net sales proceeds from the sale of the Long Point Property to repay the Long Point mortgage note and to pay a Special Distribution as described above in “Liquidity and Capital Resources-Special Cash Distribution”.

Net Cash Provided by Operating Activities

Our net cash flows provided by operating activities was approximately $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Cash flows from operating activities improved during the three months ended March 31, 2015, primarily as a result of more properties and units being operational during 2015 than 2014 and an increase in occupancy as the units become operational and leased.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

In connection with our eight development projects, we funded approximately $35.6 million in development costs during the three months ended March 31, 2015. Pursuant to the development agreements for the eight properties under development, as of March 31, 2015 we had commitments to fund approximately $134.1 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property, cash on hand, and to a lesser extent, from additional equity contributions from noncontrolling interests of $0.7 million.

Debt Service

During the three months ended March 31, 2015, we used a portion of the net sales proceeds from the sale of the Long Point Property to repay approximately $28.3 million Long Point Property mortgage note payable and $0.3 million related prepayment penalty.

Distributions and Return of Capital to Noncontrolling Interests

During the three months ended March 31, 2015 our consolidated joint ventures paid distributions of approximately $15.1 million to our co-venture partners representing their pro rata share of positive operating cash flows, additional proceeds received in connection with modifying our indebtedness related to the Crosstown Property and $12.5 million in net sales proceeds from the sale of the Long Point Property in accordance with the terms of our joint venture agreements. In connection with the sale of the Long Point Property, the joint venture also paid a $0.4 million return of capital to our joint venture partner.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of March 31, 2015, we owned interests in 15 Class A multifamily properties, seven of which were operational and as to which development was substantially complete and eight of which were under development, including two which were partially operational. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the three months ended March 31, 2015 and 2014:

	Start Date of Operations	Completion Date	Units Expected Upon Completion	Completed Apartment Units as of March 31,		% Leased as of March 31, (1)		Three Months Ended March 31,
				2015	2014	2015	2014	2015	2014 (2)
Revenues:
Whitehall Property	Q4 2012	Q2 2013	298	298	298	95%	97%	$981,800	$936,715
Crescent Crosstown Property	Q2 2013	Q3 2013	344	344	344	97%	69%	1,220,645	764,015
Aura Castle Hills Property	Q3 2013	Q2 2014	316	316	274	97%	49%	1,105,050	309,340
Aura Grand Property	Q4 2013	Q2 2014	291	291	245	96%	40%	1,029,335	245,830
REALM Patterson Place Property	Q2 2014	Q4 2014	322	322	—	55%	—	518,525	—
Crescent Cool Springs Property	Q3 2014	Q4 2014	252	252	—	48%	—	379,360	—
Crescent Alexander Village Property	Q2 2014	Est. Q2 2015	320	264	—	53%	—	427,737	—
Fairfield Ranch Property	Q3 2014	Q1 2015	294	294	—	60%	—	560,920	—
Premier at Spring Town Center	Q4 2014	Est. Q4 2015	396	178	—	32%	—	158,801	—
Other								6,202	—

Total				2,559	1,161			$6,388,375	$2,255,900

Property operating expenses:
Whitehall Property								$334,800	$311,625
Crescent Crosstown Property								432,994	365,879
Aura Castle Hills Property								441,300	374,830
Aura Grand Property								446,331	384,724
REALM Patterson Place Property								389,492	—
Crescent Cool Springs Property								335,384	—
Crescent Alexander Village Property								247,705	119,031
Fairfield Ranch Property								481,788	—
Premier at Spring Town Center								238,621	—
Crescent Gateway Property (3)								1,092	45,767
City Walk Property (3)								80,548	—
Other								7,352	9,699

Total								$3,437,407	$1,611,555

FOOTNOTES:

(1)	The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.
(2)	Excludes 258 units relating to the Long Point Property as described in the Analysis of Discontinued Operations.
(3)	Expenses incurred for these properties primarily relate to pre-leasing and marketing activities.

We had a total of 2,559 and 1,161 completed apartment units as of March 31, 2015 and 2014, respectively, and expect to have more than 4,400 units once all of our properties owned as of March 31, 2015 are fully developed.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational. Five properties became fully operational and two properties became partially operational from April 1, 2014 to March 31, 2015. We have reclassified the Long Point Property and the Gwinnett Center revenues and expenses as discontinued operations for all periods, as described below.

Comparison of the three months ended March 31, 2015 to the three months ended March 31, 2014

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations and other property revenues was approximately $6.4 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively. Rental income from continuing operations and other property revenues increased approximately $4.1 million over 2015 primarily due to the increased stabilization of several properties (either fully operational or partially operational, as described above). We expect additional increases in revenue as additional units are completed, leased and our properties become more fully operational and as additional portions of our properties under development become operational.

Property Operating Expenses. Property operating expenses from continuing operations for the three months ended March 31, 2015 and 2014 were $3.4 million and $1.6 million, respectively. Property operating expenses increased approximately $1.8 million due to the additional properties becoming either fully operational or partially operational, as described above. Property operating expenses also increased in 2015 due to pre-leasing and marketing activities at our properties under development with partial operations. Property operating expenses are expected to increase as additional units are completed and our properties become fully operational, and as portions of our other properties under development become operational.

General and Administrative Expenses. General and administrative expenses from continuing operations for the three months ended March 31, 2015 and 2014 were approximately $1.2 million and $0.9 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. The increase in general and administrative expenses is primarily the result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as we acquire additional properties and more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues and the ratio of general and administrative expenses to revenues will continue to decrease.

Asset Management Fees. We incurred approximately $0.7 million and $0.4 million in asset management fees from continuing operations payable to our Advisor during the three months ended March 31, 2015 and 2014, respectively, (of which approximately $0.2 million and $0.2 million, respectively, were capitalized as part of the cost of our properties that were under development). We incur asset management fees at an annual rate of 1% of our “real estate asset value” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased for the three month period ended March 31, 2015 as compared to the prior year’s period as a result of the increase in our real estate assets under management subsequent to March 31, 2014 and as a result of several multifamily projects becoming operational. Asset management fees relating to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.3 million and $0.1 million in property management fees from continuing operations during the three months ended March 31, 2015 and 2014, respectively. Property management fees generally range from 2.25% to 4% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods. Property management fees increased during 2015 primarily as a result of increased property revenues. We expect additional increases in these fees as property revenues increase as more of our development properties become operational.

Acquisition Fees and Expenses. We incurred approximately $0.01 million and $2.1 million in acquisition fees and expenses, including closing costs, during the three months ended March 31, 2015 and 2014, respectively, of which none were capitalized as of March 31, 2015 and $2.05 million were capitalized as of March 31, 2014 as part of the costs of our properties under development. The decrease in acquisition fees and expenses in 2015 was due to the fact that we did not have any acquisitions during the three months ended March 31, 2015, as compared with three acquisitions during the three months ended March 31, 2014. We incurred acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses, through April 2015 with the purchase of our last property and expect to capitalize most of these fees and expenses as part of the cost of the development.

Depreciation. Depreciation from continuing operations for the three months ended March 31, 2015 and 2014 was approximately $2.7 million and $1.0 million, respectively. Depreciation expense increased primarily due to more properties being fully operational in 2015, as compared to the same period in 2014, as described above. We expect increases in depreciation in the future as additional phases of other properties become fully operational and other development properties become operational.

Interest Expense and Loan Cost Amortization, Net of Amounts Capitalized. During the three months ended March 31, 2015 and 2014, we incurred approximately $2.0 million and $0.7 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $1.0 million and $0.5 million, respectively, of which was capitalized as development costs relating to our properties under development.

Interest costs incurred during the three months ended March 31, 2015, increased as a result of an increase in our average debt outstanding during the three months ended March 31, 2015 to $258.9 million from $186.0 million during 2014, resulting in an approximately $1.3 million increase in interest cost and loan cost amortization. Interest expense also increased as a result of less interest expense being eligible for capitalization due to the completion of construction activity on several properties that became operational during the year.

We expect interest cost to continue to increase over the next 16 months as we continue to borrow under our construction loans to fund construction costs and as we complete construction on buildings that become operational. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to capitalized.

As of March 31, 2015, even though all of our loans were variable rate, we had purchased interest rate caps relating to four of our loans to reduce our exposure to future increases in LIBOR rate. Any increases to LIBOR rates will result in increased interest expense, but the interest rate caps will partially offset the full impact of an increase in the LIBOR rate. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

Analysis of Discontinued Operations

We had income from discontinued operations of approximately $26.1 million for the three months ended March 31, 2015, as compared to $1.6 million for the three months ended March 31, 2014. During 2014 and 2013, we entered into contracts to sell the Long Point Property and Gwinnett Center, respectively. As a result, we accounted for the revenues and expenses associated with the Long Point Property and Gwinnett Center as discontinued operations for all periods presented in accordance with GAAP. In January 2015 and March 2014 we sold the Long Point Property and Gwinnett Center, respectively, to unrelated parties and recorded a gain on sale of approximately $27.4 million and $1.2 million, respectively, for financial reporting purposes. Income from discontinued operations was partially offset by (i) a loss on extinguishment of debt of approximately $0.8 million and $.03 million related to the Long Point Property and Gwinnett Center, respectively, for unamortized loan costs and a prepayment penalty on the Long Point Property relating to the repayment of the related indebtedness due to the sales of these properties and (ii) an income tax expense of $0.5 million related to the sale of the Long Point Property.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the three months ended March 31, 2015 and 2014, our MFFO represents FFO, excluding acquisition fees and expenses, the amortization of above- and below-market leases, straight-line rent adjustments, loss on write-off of lease related costs, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

•	Acquisition fees and expenses. In evaluating investments in real estate, management’s investment models and analyses differentiate between costs to acquire the investment and the operating results derived from the investment. Acquisition fees and expenses have been and are expected to continue to be funded from the proceeds of our offerings and other financing sources and not from operations. We believe by excluding acquisition fees and expenses from business combinations that are not capitalized as part of the cost of the development properties and have been expensed for GAAP purposes, MFFO provides useful supplemental information that is comparable between differing reporting periods for our real estate investments and is more indicative of future operating results from our investments as consistent with management’s analysis of the investing and operating performance of our properties. If earnings from the operations of our properties or net sales proceeds from the future disposition of our properties are not sufficient enough to overcome the acquisition costs and fees incurred, then such fees and expenses will have a dilutive impact on our returns.

•	Amortization of above- and below-market leases. Under GAAP, certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, we believe that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

•	Straight-line rent adjustments. Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.

•	Loss on early extinguishment of debt. These losses are non-cash adjustments related primarily to the accelerated write off of unamortized loan costs in conjunction with early repayment on a loan or related to a refinancing. We believe adding back non-cash losses from the acceleration of amortization of loan costs should resemble the add-back for normal amortization during the period. The loss on early extinguishment of debt includes prepayment penalties.

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

The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the three months ended:

	2015	2014
Net income attributable to common stockholders	$10,317,905	$96,731
Adjustments:
Gain on sale of property:
Discontinued operations	(13,923,477)	(1,219,693)
Depreciation and amortization:
Continuing operations	2,028,641	754,025
Discontinued operations	—	271,795

FFO attributable to common stockholders	(1,576,931)	(97,142)
Acquisition fees and expenses(1):
Continuing operations	6,887	45,069
Straight-line rent adjustments(2):
Continuing operations	(129,145)	18,837
Discontinued operations	—	18,296
Loss on extinguishment of debt(3):
Discontinued operations	788,886	32,787
Unrealized loss related to changes in fair value of derivatives(4):
Continuing operations	20,327	24,131
Discontinued operations	—	30,635

MFFO attributable to common stockholders	$(889,976)	$72,613

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	18,040,112

Net income per share (basic and diluted)	0.46	0.01

FFO per share (basic and diluted)	(0.07)	(0.01)

MFFO per share (basic and diluted)	(0.04)	—

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(3)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance. The loss on extinguishment of debt includes prepayment penalties.
(4)

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

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, asset and property management fees and reimbursement of operating costs. In addition, our chief executive officer and president serves on the board of directors of Crescent Communities, LLC, an affiliate of three joint venture partners for four of our multifamily development projects as of March 31, 2015. See Note 6. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2014 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of March 31, 2015, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2015	2016-2017	2018-2019	More than 5 years	Total
Development contracts on development properties (1)	$128,691,126	$22,859,714	$—	$—	$151,550,840
Mortgage notes payable (principal and interest) (2)	520,630	2,396,374	2,661,645	26,716,699	32,295,348
Construction notes payable (principal and interest) (2)	72,829,782	164,339,519	6,473,951	—	243,643,252

	$202,041,538	$189,595,607	$9,135,596	$26,716,699	$427,489,440

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of March 31, 2015 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of March 31, 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2014 for a summary of our Critical Accounting Policies and Estimates.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2015	2016	2017	2018	2019	Thereafter	Total	Approximate Fair Value
Variable rate debt	$68,087,045	$122,540,099	$39,101,140	$7,056,956	$686,084	$25,832,643	$263,303,967	$264,570,589

Average interest rate(1)	2.79%	2.64%	2.49%	2.66%	2.49%	2.49%	2.64%

FOOTNOTE

(1)	As of March 31, 2015, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of March 31, 2015, would increase interest expense by approximately $0.6 million on our variable rate debt for the three months ended March 31, 2015. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May, 2015.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.