Form 10-Q
period 2015-09-30
CNL Growth Properties, Inc.
filed 2015-11-06
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock of the registrant outstanding as of November 2, 2015 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1.	Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS

Real estate assets, net:
Operating real estate assets, net (including VIEs $233,369,804 and $129,124,537, respectively)	$265,190,776	$158,589,952
Construction in process, including land (including VIEs $116,968,716 and $123,940,126, respectively)	122,760,830	130,627,327

Total real estate assets, net	387,951,606	289,217,279
Real estate held for sale (including VIEs $71,007,474 and $131,170,189, respectively)	72,476,562	134,316,248
Cash and cash equivalents (including VIEs $9,781,711 and $6,689,103, respectively)	32,094,015	47,691,457
Restricted cash (including VIEs $2,422,315 and $2,268,472, respectively)	2,962,548	2,466,585
Loan costs, net (including VIEs $1,945,931 and $2,852,828, respectively)	2,458,824	3,671,109
Other assets (including VIEs $1,284,898 and $701,200, respectively)	1,836,343	913,822

Total Assets	$499,779,898	$478,276,500

LIABILITIES AND EQUITY

Liabilities:
Mortgage and construction notes payable (including VIEs $267,076,844 and $226,346,599, respectively)	$295,291,844	$254,561,600
Accrued development costs (including VIEs $18,107,096 and $23,768,886, respectively)	18,107,096	23,768,886
Due to related parties	1,703,840	1,510,550
Accounts payable and other accrued expenses (including VIEs $4,700,891 and $2,047,929, respectively)	5,337,797	2,542,519
Other liabilities (including VIEs $2,116,026 and $1,903,520, respectively)	2,193,992	1,982,012

Total Liabilities	322,634,569	284,365,567

Commitments and contingencies (Note 10)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 issued and 22,526,171 outstanding	225,262	225,262
Capital in excess of par value	170,792,081	170,792,081
Accumulated earnings (deficit)	3,969,571	(12,007,405)
Accumulated cash distributions	(29,284,024)	—

Total Stockholders’ Equity	145,702,890	159,009,938
Noncontrolling interests	31,442,439	34,900,995

Total Equity	177,145,329	193,910,933

Total Liabilities and Equity	$499,779,898	$478,276,500

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income from operating leases	$9,284,498	$4,010,294	$22,441,810	$9,021,008
Other property revenues	691,041	352,281	1,775,857	814,853

Total revenues	9,975,539	4,362,575	24,217,667	9,835,861

Expenses:
Property operating expenses	5,036,001	2,356,776	12,034,722	5,775,807
General and administrative	700,036	595,206	2,469,186	2,146,571
Asset management fees, net of amounts capitalized	645,544	283,974	1,698,073	705,170
Property management fees	356,149	237,022	923,574	502,195
Acquisition fees and expenses, net of amounts capitalized	—	16,026	16,462	44,926
Depreciation	2,338,221	1,681,555	7,669,155	3,823,742

Total expenses	9,075,951	5,170,559	24,811,172	12,998,411

Operating income (loss)	899,588	(807,984)	(593,505)	(3,162,550)

Other income (expense):
Fair value adjustments and other income (expense)	(25,292)	31,693	(26,008)	25,383
Interest expense and loan cost amortization, net of amounts capitalized	(1,491,920)	(324,567)	(3,772,451)	(789,870)
Loss on extinguishment of debt	(11,216)	—	(11,216)	—

Total other expense	(1,528,428)	(292,874)	(3,809,675)	(764,487)

Loss from continuing operations	(628,840)	(1,100,858)	(4,403,180)	(3,927,037)

Income from discontinued operations, net of tax	491,000	242,922	26,556,668	2,021,905

Net income (loss) before gains on sale of real estate and easement	(137,840)	(857,936)	22,153,488	(1,905,132)
Gain on sale of real estate	18,158,938	—	18,158,938	—
Gain on easement	—	—	603,400	—

Net income (loss) including noncontrolling interests	18,021,098	(857,936)	40,915,826	(1,905,132)

Net (income) loss attributable to noncontrolling interest:
Continuing operations	(11,737,771)	230,057	(11,479,364)	733,874
Discontinued operations	—	(11,877)	(13,459,486)	(27,276)

Net (income) loss attributable to noncontrolling interests	(11,737,771)	218,180	(24,938,850)	706,598

Net income (loss) attributable to common stockholders	$6,283,327	$(639,756)	$15,976,976	$(1,198,534)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$0.26	$(0.04)	$0.13	$(0.16)
Discontinued operations	0.02	0.01	0.58	0.10

Net income (loss) per share of common stock (basic and diluted)	$0.28	$(0.03)	$0.71	$(0.06)

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	20,969,311

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Cash Distributions	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2013	15,393,316	$153,933	$120,627,485	$(9,818,401)	$—	$110,963,017	$23,415,094	$134,378,111
Subscriptions received for common stock through public offering	5,985,914	59,859	65,336,467	—	—	65,396,326	—	65,396,326
Redemptions of common stock	(40,447)	(404)	(399,781)	—	—	(400,185)	—	(400,185)
Stock issuance and offering costs	—	—	(9,490,715)	—	—	(9,490,715)	—	(9,490,715)
Stock distributions	1,187,388	11,874	(11,874)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	(5,269,501)	—	—	(5,269,501)	(256,324)	(5,525,825)
Contributions from noncontrolling interests	—	—	—	—	—	—	13,182,912	13,182,912
Return of capital to non-controlling interest	—	—	—	—	—	—	(1,488,162)	(1,488,162)
Distributions to noncontrolling interests	—	—	—	—	—	—	(497,625)	(497,625)
Net loss	—	—	—	(1,198,534)	—	(1,198,534)	(706,598)	(1,905,132)

Balance at September 30, 2014	22,526,171	$225,262	$170,792,081	$(11,016,935)	$—	$160,000,408	$33,649,297	$193,649,705

Balance at December 31, 2014	22,526,171	$225,262	$170,792,081	$(12,007,405)	$—	$159,009,938	$34,900,995	$193,910,933
Cash distributions, declared and paid ($1.30 per share)	—	—	—	—	(29,284,024)	(29,284,024)	—	(29,284,024)
Contributions from noncontrolling interests	—	—	—	—	—		1,877,931	1,877,931
Return of capital to noncontrolling interests	—	—	—	—	—	—	(3,813,491)	(3,813,491)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,461,846)	(26,461,846)
Net income	—	—	—	15,976,976	—	15,976,976	24,938,850	40,915,826

Balance at September 30, 2015	22,526,171	$225,262	$170,792,081	$3,969,571	$(29,284,024)	$145,702,890	$31,442,439	$177,145,329

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income (loss), including amounts attributable to noncontrolling interests	$40,915,826	(1,905,132)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,669,155	4,688,604
Amortization of loan costs	411,559	115,854
Loss on extinguishment of debt	829,620	92,361
Prepayment penalties on loans	(282,485)	—
Gain on sale of real estate held for sale	(45,573,135)	(1,219,693)
Gain on easement	(603,400)	—
Unrealized loss from change in fair value of interest rate caps	76,492	207,420
Straight-line rent adjustments	(144,048)	(292,993)
Changes in operating assets and liabilities:
Other assets	(820,790)	(78,901)
Due to related parties	193,290	229,021
Accounts payable and other accrued expenses	2,730,924	1,504,807
Other liabilities	196,980	64,934

Net cash provided by operating activities	5,599,988	3,406,282

Investing Activities:
Development property costs, including land and capital expenditures	(110,095,588)	(148,283,362)
Collection of advance to municipality utility district	—	1,313,975
Capital expenditures on real estate held for sale	—	(160,793)
Proceeds from sale of property	106,093,743	14,986,333
Proceeds from easement	675,000	—
Changes in restricted cash	(495,963)	(428,534)

Net cash used in investing activities	(3,822,808)	(132,572,381)

Financing Activities:
Subscriptions received for common stock through public offering	—	65,396,326
Stock issuance and offering costs	—	(9,587,241)
Redemptions of common stock	—	(767,390)
Cash distributions paid on common stock	(29,284,024)	—
Proceeds from mortgage and construction notes payable	94,278,219	132,968,434
Payments of mortgage and construction notes payable	(53,547,975)	(36,790,335)
Payment of loan costs	(366,236)	(2,020,428)
Purchase of interest rate cap	(72,200)	(126,780)
Purchase of noncontrolling interest	—	(5,525,825)
Advance from affiliate of noncontrolling interest	15,000	461,000
Repayment of advance from affiliate of noncontrolling interest	—	(1,164,012)
Return of capital to noncontrolling interest	(3,813,491)	(1,488,162)
Contributions from noncontrolling interests	1,877,931	12,682,912
Distributions to noncontrolling interests	(26,461,846)	(497,625)

Net cash (used in) provided by financing activities	(17,374,622)	153,540,874

Net (Decrease) Increase in Cash and Cash Equivalents	(15,597,442)	24,374,775
Cash and Cash Equivalents at Beginning of Period	47,691,457	35,827,614

Cash and Cash Equivalents at End of Period	$32,094,015	$60,202,389

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$18,107,096	$25,616,637

Loan cost amortization capitalized on development properties	$640,700	$815,358

Noncontrolling interests non-cash contributions	$—	$500,000

Noncontrolling interests construction advance	$—	$703,012

Stock distributions declared (at par)	$—	$11,874

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

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

From October 20, 2009 through April 11, 2014, the Company received aggregate offering proceeds of approximately $208.3 million from its initial and follow-on offering (the “Offerings”). Having taken into consideration the closing of the Company’s Offerings, completion of the acquisition phase in April 2015, and the estimated time needed to complete the development phase and achieve substantial stabilization of the Company’s assets, the Company and its Advisor have begun to explore strategic alternatives available for future stockholder liquidity. In August 2015, the Company’s board of directors appointed a special committee comprised of the Company’s independent directors (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity. In September 2015 the Company engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as exclusive financial advisor to the Company to assist the Company and the Special Committee with this process.

As of September 30, 2015, the Company owned interests in 15 Class A multifamily properties, nine of which were operational and as to which development was complete and six of which were under development, including one that was partially operational. The Company had a total of 2,357 completed apartment units as of September 30, 2015 and expects to have approximately 3,700 units (excluding 596 units relating to the Crescent Crosstown and the Crescent Cool Springs properties which are included in real estate held for sale) once construction is completed on its properties under development. As of September 30, 2015, two of the Company’s nine operational properties were held for sale as described in Note 6. “Real Estate Held for Sale.”

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2015 may not be indicative of the results expected for the year ending December 31, 2015. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP.

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

Real Estate Held For Sale – The Company presents the assets of any properties which have been sold, or otherwise qualify as held for sale, separately in the consolidated balance sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s consolidated statements of operations. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell. Subsequent to classification of an asset as held for sale, no further depreciation, amortization or straight-line rent adjustments relating to the asset are recorded. For those assets qualifying for classification as discontinued operations, the specific components of net income (loss) are presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale that qualify as discontinued operations will be presented as discontinued operations when recognized.

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

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

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

Adopted Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This update changes the criteria for reporting discontinued operations where only disposals representing a strategic shift that has (or will have) major effect on an entity’s operations and financial results, such as a major line of business or geographical area, should be presented as a discontinued operation. This ASU is effective prospectively for all disposals (or classifications as held for sale) of components of an entity that occur on or after the effective date. As a result, no changes were made for properties classified as held for sale prior to January 1, 2015. Effective January 1, 2015, the Company adopted this ASU. This ASU imparts the determination of which property disposals qualify as discontinued operations, as well as requires additional disclosures about discontinued operations.

Recent Accounting Pronouncements – In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” as a new Accounting Standard Concept (“ASC”) topic (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard further provides guidance for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards (for example, lease contracts). The FASB subsequently issued ASU 2015-14 to defer the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with earlier adoption permitted. ASU 2014-09 can be adopted using one of two retrospective transition methods: 1) retrospectively to each prior reporting period presented or 2) as a cumulative-effect adjustment as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of ASU 2014-09; however, its adoption could potentially have a significant effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company has determined that it will not early adopt this ASU and is currently evaluating the effect the guidance will have on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)

adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company has determined that it will not early adopt this ASU and that the amendments will not materially impact the presentation of the Company’s consolidated financial position, and will not have a material impact on the Company’s results of operations or cash flows.

3.	Acquisitions

During the nine months ended September 30, 2015, the Company acquired an ownership interest in its last consolidated joint venture, which is developing a Class A, multifamily project at the following location:

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

4.	Variable Interest Entities

During the nine months ended September 30, 2015, the Company entered into a separate joint venture arrangement in connection with the development and ownership of the multifamily property described in Note 3. “Acquisitions.” The Company determined that the joint venture in which it has invested is a VIE generally because there is insufficient equity at risk due to the development nature of the venture. As a result of rights held under the respective agreement, the Company has determined that it is the primary beneficiary of the VIE and holds a controlling financial interest in the venture due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entity, as well as its obligation to absorb the losses of and its right to receive benefits from the venture that could potentially be significant to the entity. As such, the transactions and accounts of the joint ventures are consolidated in the Company’s accompanying financial statements.

5.	Real Estate Assets, net

As of September 30, 2015 and December 31, 2014, real estate assets consisted of the following:

	September 30, 2015	December 31, 2014

Operating real estate assets, net:
Land and land improvements	$60,258,670	$31,225,633
Buildings and improvements	194,790,581	122,152,091
Furniture, fixtures and equipment	21,250,173	10,372,371
Less: accumulated depreciation	(11,108,648)	(5,160,143)

Total operating real estate assets, net	265,190,776	158,589,952
Construction in process, including land	122,760,830	130,627,327

Total real estate, net	$387,951,606	$289,217,279

For the nine months ended September 30, 2015 and 2014, depreciation expense on the Company’s real estate assets, excluding assets classified as discontinued operations, was approximately $7.7 million and $3.8 million, respectively, including approximately $2.3 million and $1.7 million for the quarters ended September 30, 2015 and 2014, respectively.

6.	Real Estate Held for Sale

As of December 31, 2014, the Company had classified its Long Point Property, a Class A multifamily property, as held for sale. The Company sold this property during January 2015. In 2012 and 2013, the Company acquired and began developing the Crescent Crosstown, Crescent Alexander Village and the Crescent Cool Springs properties (“Crescent Properties”). Construction of these Class A multifamily properties was completed between 2013 and 2015. In May 2015, the three joint ventures owning the Crescent Properties each decided to pursue a potential sale of its respective property, and as of such time, the Company classified the Crescent Properties as held for sale. In September 2015, the Crescent Alexander Village Property sold and the Company received sales proceeds net of closing costs of approximately $51.7 million, resulting in a gain of approximately $18.2 million for financial reporting purposes, which was included in income from continuing operations in the accompanying condensed consolidated statement of operations. Of the $18.2 million gain, $6.8 million is allocable to common stockholders. The Crescent Crosstown Property was sold in October 2015 as described in Note 11. “Subsequent Events.”

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

6.	Real Estate Held for Sale (continued)

As of September 30, 2015, real estate held for sale consisted of the following:

	Long Point Property	Crescent Properties	Total

Land and land improvements	$—	$19,736,696	$19,736,696
Buildings and improvements	—	51,059,571	51,059,571
Furniture, fixtures and equipment	—	5,420,755	5,420,755
Less: accumulated depreciation	—	(3,740,460)	(3,740,460)

Total real estate held for sale	$—	$72,476,562	$72,476,562

As of December 31, 2014, real estate held for sale consisted of the following:

	Long Point Property	Crescent Properties	Total

Land and land improvements	$6,263,691	$24,763,382	$31,027,073
Buildings and improvements	20,890,469	66,466,038	87,356,507
Furniture, fixtures and equipment	2,332,533	7,572,565	9,905,098
Less: accumulated depreciation	(2,468,569)	(2,826,172)	(5,294,741)

Operating real estate held for sale	27,018,124	95,975,813	122,993,937
Construction in progress	—	11,322,311	11,322,311

Total real estate held for sale	$27,018,124	$107,298,124	$134,316,248

The financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property and Gwinnett Center from loss from continuing operations to income from discontinued operations for all periods presented. In January 2015 and March 2014, the Company sold the Long Point Property and Gwinnett Center, respectively, and received sales proceeds net of closing costs of approximately $54.4 million and $15.0 million, respectively, resulting in a gain of approximately $27.4 million and $1.2 million, respectively, for financial reporting purposes, which were included in income from discontinued operations for the applicable nine months ended September 30, 2015 and 2014 in the accompanying condensed consolidated statements of operations. Of the $27.4 million gain recognized on the sale of the Long Point Property, $13.9 million is allocable to common stockholders.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

6.	Real Estate Held for Sale (continued)

The following is a summary of income from discontinued operations for the quarters and nine months ended September 30:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$—	$1,229,919	$190,068	$4,083,787
Expenses	—	(604,440)	(184,920)	(2,070,272)
Depreciation and amortization	—	(288,128)	—	(864,862)

Operating income	—	337,351	5,148	1,148,653

Fair value adjustments and other expense	—	(8,955)	1	(121,487)
Interest expense and loan cost amortization, net of amounts capitalized	—	(85,474)	(44,274)	(192,167)
Loss on extinguishment of debt	—	—	(818,404)	(32,787)
Gain on sale of property, net of tax	491,000	—	27,414,197	1,219,693

Total other income (expense)	491,000	(94,429)	26,551,520	873,252

Income from discontinued operations	$491,000	$242,922	$26,556,668	$2,021,905

The Company accounted for the revenues and expenses related to the Crescent Properties classified as held for sale as income from continuing operations because the disposition of these three properties would neither cause a strategic shift in the Company nor are they considered to have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08.

However, the dispositions of the Crescent Properties represent individually significant components. The Company recorded net income (loss) from continuing operations attributable to common stockholders related to the Crescent Properties held for sale of approximately $7.3 million and $6.9 million for the quarter and nine months ended September 30, 2015, respectively, of which approximately $6.8 million for both the quarter and nine months related to the gain on sale of the Crescent Alexander Village property, and ($0.1) million and ($0.3) million for the quarter and nine months ended September 30, 2014, respectively.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

7.	Indebtedness

During the nine months ended September 30, 2015, the Company entered into the following loan agreement:

Property and Related Loan	Outstanding Principal Balance as of September 30, 2015 (in millions)	Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)

Hampton Roads Property Construction Loan (1)	$0.2	LIBOR(2) plus 2%, minimum 3% interest rate adjusted monthly (3)	Monthly interest only payments through April 2018; principal due on maturity, including extension periods.	April 2018 (plus additional 1-year extension)	$25.3

FOOTNOTES:

(1)	The loan will be used to fund the majority of development and construction costs related to the property. The construction loan is collateralized by the property and all improvements thereon.
(2)	As of September 30, 2015, LIBOR was 0.19%.
(3)	In connection with obtaining the property, the Company purchased an interest rate cap with a maximum notional principal amount of $25.3 million, pursuant to which LIBOR is capped at 1% for an initial term expiring April 2017.

During the nine months ended September 30, 2015, the Company borrowed approximately $94.3 million in connection with its multifamily development projects and repaid approximately $53.5 million related to the Long Point Property and the Crescent Alexander Village Property as a result of the sale of these properties.

The Company recognized a loss on extinguishment of debt of approximately $0.8 million and $0.03 million during the nine months ended September 30, 2015 and 2014, respectively, as a result of the payoff of the mortgage loans on the Long Point Property and Gwinnett Center, respectively. The loss on extinguishment of debt was related to unamortized loan costs and a prepayment penalty and was included in income from discontinued operations in the accompanying condensed consolidated statements of operations. The Company also recognized a loss on extinguishment of debt related to unamortized loan costs of approximately $0.01 million during the quarter and nine months ended September 30, 2015 as a result of the payoff of the construction loan in conjunction with the sale of the Crescent Alexander Village Property. The loss on extinguishment of debt was included in continuing operations for the quarter and nine months ended September 30, 2015.

During the nine months ended September 30, 2015, the Company, through the Crosstown Joint Venture, the Company’s consolidated joint venture which developed the Crescent Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million which was scheduled to mature in March 2015. The Company modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 2016. The Company repaid this loan in October 2015 in conjunction with the sale of the property as described in Note 11. “Subsequent Event.”

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

7.	Indebtedness (continued)

The Crescent Cool Springs Property decreased its unused letters of credit from $1.8 million as of December 31, 2014 to $0.4 million as of September 30, 2015.

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

Maturities of indebtedness for the remainder of 2015 and the next four years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of September 30, 2015:

2015	$45,908,192
2016	132,960,051
2017	65,966,984
2018	23,937,889
2019	686,084
Thereafter	25,832,644

$295,291,844

The estimated fair market value and carrying value of the Company’s debt were approximately $295.8 million and $295.3 million, respectively, as of September 30, 2015. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of September 30, 2015 because of the relatively short maturities of the obligations.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

8.	Related Party Arrangements

During the quarters and nine months ended September 30, 2015 and 2014, the Company incurred the following fees and reimbursable expenses due to related parties, including the managing dealer of the Company’s Offerings, which is an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Selling commissions(1)	$—	$—	$—	$4,332,800
Marketing support fees(1)	—	—	—	1,869,583

	—	—	—	6,202,383

Reimbursable expenses:
Offering costs(1)	—	—	—	3,279,232
Investor administrative service fees(2)	33,750	33,750	101,250	101,250
Other operating and acquisition expenses(3)(4)	261,209	315,648	903,056	892,065

	294,959	349,398	1,004,306	4,272,547

Investment services fees(5)	15,326	—	609,370	1,582,359
Asset management fees(6)	890,390	700,476	2,477,596	1,681,605
Property management fees(7)	19,331	10,072	47,050	43,428
Financing coordination fees(8)	—	—	—	282,150

	$1,220,006	$1,059,946	$4,138,322	$14,064,472

FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the condensed consolidated statement of equity as of December 31, 2014.
(2)	Investor administrative service fees of $0.1 million and $0.1 million are included in general and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively, including $0.03 million and $0.03 million for the quarters ended September 30, 2015 and 2014, respectively. The remaining investor administrative service fees are included in stock issuance and offering costs in the condensed consolidated statement of equity as of December 31, 2014.
(3)	Other operating and acquisition expenses of $0.9 million and $0.9 million are included in general and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively, including $0.3 million and $0.3 million for the quarters ended September 30, 2015 and 2014, respectively. The remaining operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for the periods presented.
(4)	Includes $0.07 million and $0.04 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the nine months ended September 30, 2015 and 2014, respectively, including $0.02 million and $0.02 million for the quarters ended September 30, 2015 and 2014, respectively. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(5)	For the quarter ended September 30, 2015 and for the nine months ended September 30, 2015 and 2014, all of the investment services fees incurred by the Company above were capitalized as part of the cost of development properties.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

8.	Related Party Arrangements (continued)

(6)	For the nine months ended September 30, 2015 and 2014, approximately $0.8 million and $0.7 million, respectively, of the asset management fees incurred by the Company above were capitalized as part of the cost of development properties. Asset management fees, net of amounts capitalized, are included in asset management fees, net of amounts capitalized for the periods presented. Asset management fees related to the Long Point Property and the Gwinnett Center are included in income from discontinued operations for all periods presented.
(7)	Property management fees included in the September 30, 2014 amount above related to Gwinnett Center and the Long Point Property are included in income from discontinued operations for the nine months ended September 30, 2014.
(8)	Financing coordination fee is included in loan costs, net.

Amounts due to related parties for fees and reimbursable costs and expenses, as described above, were as follows as of:

	September 30, 2015	December 31, 2014
Due to Property Manager:
Property management fees	$19,331	$12,255

Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,669,184	1,498,295
Investment services fees	15,325	—

	1,684,509	1,498,295

	$1,703,840	$1,510,550

Transactions with Other Related Parties – The Company’s chief executive officer and president serves on the board of directors of Crescent Communities, LLC (“Crescent”), a joint venture partner of the Company in four of its multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. During the nine months ended September 30, 2015 and 2014, approximately $0.6 million and $1.7 million, respectively, in development fees payable to Crescent or its affiliates, were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

9.	Stockholder’s Equity

Special Cash Distributions – In February 2015, the Company’s board of directors declared and paid special cash distribution of $29.3 million representing $1.30 per share of common stock (the “Special Cash Distribution”).

Stock Distributions – On September 15, 2014, the Company’s board approved the termination of our stock distribution policy, and as a result no stock distributions were declared after September 1, 2014.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

10.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s multifamily development properties under construction as of September 30, 2015, the Company has committed to fund approximately $95.5 million in remaining development and other costs as of September 30, 2015. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

11.	Subsequent Events

In October 2015, the Company, through its consolidated Crosstown Joint Venture, completed the sale of the Crescent Crosstown Property. The sales proceeds net of closing costs from the sale of this property were approximately $57.4 million, and resulted in a gain of approximately $23.9 million for financial reporting purposes. The Company used a portion of the net sales proceeds to repay the development and construction loan related to this property, as well as pay a distribution to our co-venture partner in accordance with the terms of the joint venture agreement. No disposition fee was payable to the Advisor on the sale of the Crescent Crosstown property.

In October and November 2015, the Company, through its consolidated Aura Castle Hills and Aura Grand joint ventures, respectively, exercised its options to extend the maturity dates of the construction loans collaterialized by the Aura Castle Hills property and Aura Grand property to November 30, 2016 and December 20, 2016, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the quarters and nine months ended September 30, 2015 and 2014. Amounts as of December 31, 2014 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q for the quarter and the nine months ended September 30, 2015 (this “Quarterly Report”) may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with the Company’s investment strategy, including its focus on the multifamily sector and the geographic concentration of properties; the impact of regulations requiring periodic valuation of the Company on a per share basis, including the uncertainties inherent in such valuations and that the amount that a stockholder would ultimately realize upon liquidation may vary significantly from the valuation; risks associated with real estate markets, including declining real estate values; risks associated with the limited capital raised and the limited number of investments made; risks associated with the Company’s limited capital resources, including the risk of the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; failure to successfully manage growth; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects, including construction delays, construction cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by joint venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses, or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a real estate investment trust for federal income tax purposes; risks associated with the Company’s inability to satisfy the safe harbor rules of the Internal Revenue Code in connection with dispositions of the Company’s properties; and the Company’s inability to protect its intellectual property and the value of its brand.

For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described in the Company’s reports filed from time to time with the Securities and Exchange Commission, including, but not limited to, the Company’s quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at CNLGrowthProperties.com.

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

Our Real Estate Portfolio

As of September 30, 2015, we owned interests in 15 Class A multifamily properties in the southeastern and sunbelt regions of the United States, nine of which had substantially completed development and were operational. The remaining six properties were under development, including one of which was partially operational, with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

In May 2015, the joint ventures that own three of our nine operational properties (the Crescent Crosstown, Crescent Alexander Village and the Crescent Cool Springs properties, collectively, the “Crescent Properties”) each decided to pursue a potential sale of its respective property. The Crescent Alexander Village property sold in September 2015. Crescent Crosstown and Crescent Cool Springs remained classified as held for sale as of September 30, 2015, as further described below in “Liquidity and Capital Resources – Real Estate Held for Sale”.

We had a total of 2,357 completed apartment units as of September 30, 2015 (excluding 596 units relating to the Crescent Crosstown and the Crescent Cool Springs properties which are included in real estate held for sale), and expect to have more than 3,700 units once construction is completed on our remaining properties under development.

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of September 30, 2015, excluding the Whitehall Property that we wholly own, we had co-invested in fourteen separate joint ventures with nine separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of September 30, 2015 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

Exit Strategy

In accordance with our investment objectives, our board of directors will consider strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. Due to the completion of our Offerings in April 2014, the completion of our acquisition phase in April 2015 and the estimated time needed to complete our development phase and have our assets substantially stabilize, our Advisor has begun to explore strategic alternatives. In August 2015, our board of directors appointed a special committee comprised of our independent board members (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity. In September 2015 we engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as our exclusive financial advisor and assist us and the Special Committee with this process.

Although we have engaged CBRE Cap to assist us and our board of directors with the exploration and consummation of strategic alternatives, we are not obligated to enter into any particular transaction. Further, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event, and there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that the process will result in stockholder liquidity, that we will be able to meet our investment objectives, or provide a return to stockholders that equals or exceeds the price per share stockholders paid for shares of our common stock.

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

To date, we have met and expect to continue to meet cash needs for acquisitions and acquisition-related expenses from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. We generated positive cash flows from operations during the nine months ended September 30, 2015 and generally expect to do so as our remaining properties become operational in phases and stabilize.

We have borrowed in connection with the development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances, in excess of such levels if approved by a majority of our independent directors. As of September 30, 2015, we had an aggregate debt leverage ratio of approximately 59% of the aggregate book value of our consolidated assets; however, due to the fact that we generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties, we expect this ratio to increase as we incur additional development costs as our properties under development are completed and we use construction financing to fund such development.

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

As of September 30, 2015, our cash totaled $32.1 million and consisted primarily of proceeds from the sale of the Crescent Alexander Village Property and unused offering proceeds from our Offerings. We intend to use a portion of the proceeds from the sale of the Crescent Alexander Village Property and unused offering proceeds for general corporate purposes, including a special distribution to stockholders.

Net Cash Provided by Operating Activities

Our net cash flows provided by operating activities were approximately $5.6 million and $3.4 million for the nine months ended September 30, 2015 and 2014, respectively. Cash flows from operating activities improved during the nine months ended September 30, 2015, primarily as a result of more properties and units being operational during 2015 than 2014 and an increase in occupancy as the units become operational and leased.

Borrowings

As described above, we have obtained construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. During the nine months ended September 30, 2015, we borrowed $90.8 million under our various construction loans to pay for development costs relating to several of our properties owned.

In February 2015, the Crescent Crosstown Joint Venture, our consolidated joint venture which developed the Crescent Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million and which had an initial maturity date in March 2015. We modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 2016. We were able to increase the level of indebtedness on the Crescent Crosstown Property by approximately $3.5 million based on an appraised value that exceeded our original cost. This loan was repaid in October 2015 in connection with the sale of the Crescent Crosstown Property.

In April 2015, as part of acquiring the Hampton Roads Property, we entered into a construction loan with a maximum capacity of $25.3 million that matures in April 2018, with the option for a one year extension, as described in Note 7. “Indebtedness.” In connection with obtaining this construction loan, the Hampton Roads Property also entered into a LIBOR-based interest rate cap agreement to hedge the interest rate with a $25.3 million notional principal amount, pursuant to which LIBOR is capped at 1% for an initial term expiring April 2017.

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

Net Sales Proceeds From Real Estate Held for Sale

In January 2015, we sold our Long Point Property and received net sales proceeds of approximately $54.4 million, resulting in a gain of approximately $27.4 million for financial reporting purposes, which was included in income from discontinued operations for the nine months ended September 30, 2015 in the accompanying condensed consolidated statements of operations. We used the net sales proceeds from the sale of the Long Point Property to repay the Long Point mortgage note and to pay a special cash distribution as described below in “Liquidity and Capital Resources-Special Cash Distribution”.

In May 2015, each of the joint ventures that own the Crescent Properties decided to pursue a potential sale of its respective property. In September 2015, the Crescent Alexander Village Property sold and we received sales proceeds net of closing costs of approximately $51.7 million, resulting in a gain of approximately $18.2 million for financial reporting purposes, which was included in continuing operations for the quarter and nine months ended September 30, 2015 in the accompanying condensed consolidated statements of operations. We classified the remaining two Crescent Properties as held for sale as of September 30, 2015. The sale of the Crescent Crosstown property was completed in October 2015. The sales proceeds net of closing costs from the sale of the Crescent Crosstown property were approximately $57.4 million, and resulted in a gain of approximately $23.9 million for financial reporting purposes. The Company used a portion of the net sales proceeds to repay the development and construction loan related to this property, as well as pay a distribution to our co-venture partner in accordance with the terms of the joint venture agreement. The Crescent Cool Springs Property is expected to sell before the end of 2015; however, there can be no assurance that the sale of the property will be completed within the contemplated time, or at all.

We intend to use a portion of the net sales proceeds from the sales of the Crescent Properties for general corporate purposes, including a special distribution to stockholders.

As discussed in “Exit Strategy” above, our Advisor has begun to explore potential exit strategies for our stockholders and in connection with this process we have engaged CBRE Cap as our exclusive financial advisor.

Capital Contributions from Noncontrolling Interests

During the nine months ended September 30, 2015 and 2014, our co-venture partners made capital contributions aggregating to approximately $1.9 million and $12.7 million, respectively. In accordance with the terms of our joint venture agreements relating to the multifamily development properties, our co-venture partners have commitments to fund additional capital contributions aggregating approximately $0.06 million as of September 30, 2015. These amounts, as well as amounts previously funded, will be or have been used to fund part of the land acquisition and initial development costs of the development projects. In connection with our last acquisition in April 2015, we entered into a joint venture arrangement with terms similar to the ones in place as of September 30, 2015, whereby our co-venture partner is responsible for its pro rata share of the equity investment in the property.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

In connection with our development projects, we funded approximately $110.1 million in development costs during the nine months ended September 30, 2015. Pursuant to the development agreements for the six properties under development, as of September 30, 2015 we had commitments to fund approximately $95.5 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property, cash on hand, and to a lesser extent, from additional equity contributions from noncontrolling interests of $0.06 million.

Debt Service

During the nine months ended September 30, 2015, we used a portion of the net sales proceeds from the sale of the Long Point Property to repay approximately $28.3 million relating to the Long Point Property mortgage note payable and $0.3 million in a related prepayment penalty. Additionally, we used a portion of the net sales proceeds from the sale of the Crescent Alexander Village Property to repay approximately $25.2 million relating to the Crescent Alexander Village construction loan payable.

In October and November 2015, we, through our consolidated Aura Castle Hills and Aura Grand joint ventures, respectively, exercised our options to extend the maturity dates of the construction loans collaterialized by the Aura Castle Hills property and Aura Grand property by one year to November 30, 2016 and December 20, 2016, respectively.

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

The following table presents total stock distributions declared and issued and FFO for each of the quarters in the nine months ended September 30, 2015 and 2014:

Periods	Share Distribution Declared Per Share Held		Stock Distributions Declared (Shares) (1)(2)	Stock Distributions Declared (3)	FFO Attributable To Common Stockholders (4)
2015 Quarter
First	—	(5)	—	$—	$(1,576,931)
Second	—	(5)	—	—	953,804
Third	—	(5)	—	—	1,463,283

Total			—	$—	$840,156

2014 Quarter
First	0.006666667 per month		325,315	$3,220,619	$(97,142)
Second	0.006666667 per month		420,384	4,161,802	500,648
Third	0.006666667 per month		441,689	4,372,721	906,566

Total			1,187,388	$11,755,142	$1,310,072

FOOTNOTES:

(1)	Represents amount of shares declared and distributed.
(2)	The distribution of new common shares is non-taxable to the recipients when issued. Stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.
(3)	We have calculated the dollar amount of stock distributions declared using our net asset value as of December 31, 2013 (the “December 2013 NAV”) of $9.90 per share for shares issued after December 31, 2013.
(4)	See reconciliation of net income attributable to common stockholders to funds from operations in “Funds from Operations and Modified Funds from Operations” below.
(5)	Our board approved the termination of our stock distribution policy effective as of October 1, 2014. As a result, we did not declare any further stock distributions effective October 1, 2014.

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

We currently intend to use the net proceeds from the sale of the Crescent Alexander Village Property and the Crescent Crosstown Property for general corporate purposes, including a special distribution to stockholders.

Distributions and Return of Capital to Noncontrolling Interests

The terms of each joint venture structure are generally market driven and consider the assumption of certain risks by our joint venture partners, including; entitlements, permitting, exposure to costs in excess of the project budget, interest rates, and lender guarantees. In accordance with preferred return provisions in the respective joint venture agreements, upon a sale of the joint venture’s property, the joint venture partner may be entitled to a disproportionately higher share of proceeds than their member interest if certain threshold returns are met. Each structure is individually negotiated and terms of the waterfall structure can be influenced by market size and attractiveness of the investment fundamentals, leverage assumptions, and equity contributions from our joint venture partners.

During the nine months ended September 30, 2015, our consolidated joint ventures paid distributions of approximately $26.5 million to our co-venture partners representing their pro rata share of positive operating cash flows, plus a disproportionate share of proceeds from capital events, which included proceeds received in connection with modifying our indebtedness related to the Crescent Crosstown Property and approximately $12.5 million and $9.8 million in net sales proceeds from the sale of the Long Point Property and the Crescent Alexander Village Property, respectively, in accordance with the terms of our joint venture agreements. In connection with the 2015 sales of the Long Point Property and the Crescent Alexander Village Property, the joint ventures also paid approximately $3.8 million as returns of capital for financial reporting purposes, to our joint venture partners. In October 2015, in connection with the sale of the Crescent Crosstown Property, the joint venture paid distributions of approximately $15.4 million in net sales proceeds, which included a return of capital to our co-venture partner, in accordance with the terms of our joint venture agreement.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of September 30, 2015, we owned interests in 15 Class A multifamily properties, nine of which were operational and as to which development was substantially complete and six of which were under development, including one which was partially operational. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the quarters and nine months ended September 30, 2015 and 2014:

	Start Date of Operations	Completion Date	Units Expected Upon Completion	Completed Apartment Units as of September 30,			% Leased (1) as of September 30,		Quarter Ended September 30,		Nine Months Ended September 30,
				2015		2014	2015	2014	2015	2014	2015	2014
Revenues:
Whitehall Property	Q4 2012	Q2 2013	298	298		298	97%	96%	$1,033,993	$1,008,404	$3,033,943	$2,946,265
Crescent Crosstown Property (2)	Q2 2013	Q3 2013	344	344		344	93%	98%	1,309,483	1,182,509	3,800,982	2,957,610
Aura Castle Hills Property	Q3 2013	Q2 2014	316	316		316	98%	92%	1,145,840	906,486	3,364,866	1,847,240
Aura Grand Property	Q4 2013	Q2 2014	291	291		291	95%	97%	1,059,082	902,333	3,137,715	1,715,504
REALM Patterson Place Property	Q2 2014	Q4 2014	322	322		170	98%	32%	1,068,299	120,280	2,345,310	121,105
Crescent Cool Springs Property (2)	Q3 2014	Q4 2014	252	252		36	85%	15%	1,042,239	15,693	2,098,435	15,693
Crescent Alexander Village Property (3)	Q2 2014	Q2 2015	320		(3)	132	(3)	25%	767,279	128,402	1,781,233	133,976
Fairfield Ranch Property	Q3 2014	Q1 2015	294	294		90	92%	25%	1,013,131	98,468	2,318,429	98,468
Premier at Spring Town Center Property	Q4 2014	Q3 2015	396	396		—	67%	—	822,809	—	1,412,589	—
City Walk Property	Q2 2015	Q3 2015	320	320		—	79%	—	693,787	—	904,568	—
Oxford Square Property	Q3 2015	Est. Q4 2015	248	120		—	21%	—	18,747	—	18,747	—
Other									850	—	850	—

Total				2,953		1,677			$9,975,539	$4,362,575	$24,217,667	$9,835,861

Property operating expenses:
Whitehall Property									$411,249	$382,432	$1,088,230	$1,038,530
Crescent Crosstown Property (2)									531,545	433,675	1,437,610	1,225,048
Aura Castle Hills Property									480,664	483,453	1,333,060	1,216,775
Aura Grand Property									460,480	353,161	1,346,266	1,031,349
REALM Patterson Place Property									475,422	151,833	1,199,454	295,406
Crescent Cool Springs Property (2)									465,646	153,584	1,199,290	224,942
Crescent Alexander Village Property (3)									409,619	192,234	912,864	363,614
Fairfield Ranch Property									475,827	176,850	1,337,238	190,343
Premier at Spring Town Center Property									650,599	—	1,193,161	—
City Walk Property									344,424	—	605,521	—
Oxford Square Property									265,528	—	272,404	—
Other (4)									64,998	29,554	109,624	189,800

Total									$5,036,001	$2,356,776	$12,034,722	$5,775,807

FOOTNOTES:

(1)	The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.
(2)	Properties are held for sale as of September 30, 2015. The Crescent Crosstown Property was sold in October 2015.
(3)	Property sold September 2015.
(4)	Expenses incurred for these properties primarily relate to pre-leasing and marketing activities.

We had a total of 2,357 and 1,677 completed apartment units as of September 30, 2015 and 2014, respectively, and expect to have more than 3,700 units (excluding 596 units relating to the Crescent Cool Springs and Crescent Crosstown properties which is included in real estate held for sale) once all of our properties owned as of September 30, 2015 are fully developed.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational, with a partial offset as a result of the sale of the Crescent Properties. Six properties became fully operational and one property became partially operational from October 1, 2014 to September 30, 2015.

We classified the revenues and expenses related to the Gwinnett Center and the Long Point Property, which were sold during 2014 and 2015, respectively, as discontinued operations in the accompanying unaudited condensed consolidated statements of operations for all periods presented. We accounted for the revenues and expenses related to the three Crescent Properties (one of which was sold in September 2015 and two which were classified as held for sale as of September 30, 2015) as income from continuing operations because the proposed disposition of these three Crescent Properties would not cause a strategic shift in the Company nor are they considered to have a major impact on the Company’s business; therefore, they did not qualify as discontinued operations under ASU 2014-08.

Comparison of the quarter and nine months ended September 30, 2015 to the quarter and nine months ended September 30, 2014

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations and other property revenues are derived from base rent, garage and storage income, application fees, lease cancellation fees, and miscellaneous administrative fees. These revenues were approximately $10.0 million and $24.2 million for the quarter and nine months ended September 30, 2015, respectively, as compared to $4.4 million and $9.8 million for the quarter and nine months ended September 30, 2014. Rental income from continuing operations and other property revenues increased primarily due to the increased stabilization of several properties (either fully operational or partially operational, as described above). We expect additional increases in revenue as additional units are completed, leased and our properties become more fully operational and as additional portions of our properties under development become operational.

Property Operating Expenses. Property operating expenses from continuing operations for the quarter and nine months ended September 30, 2015 were $5.0 million and $12.0 million, respectively, as compared to $2.4 million and $5.8 million, respectively, for the comparable periods in 2014. Property operating expenses increased primarily due to the additional properties becoming either fully operational or partially operational, as described above. Property operating expenses also increased in 2015 due to pre-leasing and marketing activities at our properties under development with partial operations. Property operating expenses are expected to increase as additional units are completed and our properties become fully operational, and as portions of our other properties under development become operational.

General and Administrative Expenses. General and administrative expenses from continuing operations for the quarter and nine months ended September 30, 2015 were approximately $0.7 million and $2.5 million, respectively, as compared to $0.6 million and $2.1 million, respectively, for the comparable periods in 2014. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. The increase in general and administrative expenses for the quarter and nine months ended September 30, 2015, is primarily the result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets. Although we anticipate general and administrative expenses will increase as more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues and the ratio of general and administrative expenses to revenues will continue to decrease.

Asset Management Fees. We incurred approximately $0.9 million and $2.5 million in asset management fees from continuing operations payable to our Advisor during the quarter and nine months ended September 30, 2015, respectively, (of which approximately $0.3 million and $0.8 million, respectively, were capitalized as part of the cost of our properties that were under development), as compared to $0.6 million and $1.4 million, respectively, for comparable periods in 2014, of which approximately $0.3 million and $0.7 million, respectively, were capitalized. We incur asset management fees at an annual rate of 1% of our “real estate asset value” as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased for the nine-month period ended September 30, 2015 as compared to the prior year’s period as a result of the increase in our real estate assets under management subsequent to September 30, 2014 and as a result of several multifamily projects becoming operational. Asset management fees relating to development are capitalized as part of the cost of development. Accordingly, we expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional properties. However, we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational.

Property Management Fees. We incurred approximately $0.4 million and $0.9 million in property management fees from continuing operations during the quarter and nine months ended September 30, 2015, respectively, as compared to approximately $0.2 million and $0.5 million, respectively, for the comparable periods in 2014. Property management fees generally range from 2.25% to 4% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods. Property management fees increased during 2015 primarily as a result of increased property revenues. We expect additional increases in these fees as property revenues increase as more of our development properties become operational.

Acquisition Fees and Expenses. We incurred approximately $1.1 million in acquisition fees and expenses, including closing costs, during the nine months ended September 30, 2015, of which approximately $1.1 million were capitalized as of September 30, 2015 as part of the costs of our properties under development, as compared to approximately $2.1 million for the comparable period in 2014, of which approximately $2.1 million were capitalized. The decrease in acquisition fees and expenses in 2015 was due to the fact that we had one acquisition during the nine months ended September 30, 2015, as compared to three acquisitions during the nine months ended September 30, 2014. We incurred acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses, through April 2015 with the purchase of our last property and capitalized most of these fees and expenses as part of the cost of the development.

Depreciation. Depreciation from continuing operations for the quarter and nine months ended September 30, 2015 was approximately $2.3 million and $7.7 million, respectively, as compared to approximately $1.7 million and $3.8 million, respectively, for the comparable periods in 2014. Depreciation expense increased primarily due to more properties being fully operational in 2015, as compared to the same period in 2014, as described above. We expect increases in depreciation in the future as additional phases of other properties become fully operational and other development properties become operational.

Interest Expense and Loan Cost Amortization, Net of Amounts Capitalized. During the quarter and nine months ended September 30, 2015, we incurred approximately $2.4 million and $6.7 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $0.9 million and $2.9 million, respectively, of which was capitalized as development costs relating to our properties under development. This compares to approximately $1.5 million and $3.7 million, respectively, of such expenses during the quarter and nine months ended September 30, 2014, respectively, of which approximately $1.2 million and $2.9 million, respectively, was capitalized as development costs.

Interest costs incurred during the quarter and nine months ended September 30, 2015, increased as a result of an increase in our average debt outstanding during the quarter and nine months ended September 30, 2015 to approximately $293.4 million and $274.9 million, respectively, from approximately $195.6 million and $165.4 million during the same periods in 2014, respectively, resulting in an increase of approximately $0.9 million and $3.0 million, respectively, in interest cost and loan cost amortization. Interest expense also increased as a result of less interest expense being eligible for capitalization due to the completion of construction activity on several properties that became operational during the quarter and nine months ended September 30, 2015.

We expect interest cost to continue to increase over the next 12 months as we continue to borrow under our construction loans to fund construction costs and as we complete construction on buildings that become operational. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to capitalized.

As of September 30, 2015, even though all of our loans were variable rate, we had purchased interest rate caps relating to four of our loans to reduce our exposure to future increases in LIBOR rate. Any increases to LIBOR rates will result in increased interest expense, but the interest rate caps will partially offset the full impact of an increase in the LIBOR rate. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was approximately $0.01 million for the quarter and nine months ended September 30, 2015, related to the early repayment of the Crescent Alexander Village Property loan due to the sale of the property in 2015. Loss on extinguishment of debt included the write-off of unamortized loan costs. There was no loss on extinguishment of debt in 2014.

Gain on Sale of Real Estate. Gain from sale of real estate from continuing operations was approximately $18.2 million for the quarter and nine months ended September 30, 2015. The gain on sale of real estate related to the sale of Crescent Alexander Village Property. There was no gain on sale of real estate in 2014.

Gain on Easement. During the nine months ended September 30, 2015, we recorded a gain on a property easement of $0.6 million. There was no gain on easement during the nine months ended September 30, 2014.

Analysis of Discontinued Operations

We had income from discontinued operations of approximately $0.5 million and $26.1 million, respectively, for the quarter and nine months ended September 30, 2015, as compared to $2.0 million for the nine months ended September 30, 2014. During 2014 and 2013, we entered into contracts to sell the Long Point Property and Gwinnett Center, respectively. As a result, we accounted for the revenues and expenses associated with the Long Point Property and Gwinnett Center as discontinued operations for all periods presented in accordance with GAAP. In January 2015 and March 2014, we sold the Long Point Property and Gwinnett Center, respectively, to unrelated parties and recorded a gain on sale of approximately $27.4 million and $1.2 million, respectively, for financial reporting purposes. Income from discontinued operations was partially offset by a loss on extinguishment of debt of approximately $0.8 million and $0.03 million related to the repayment of the indebtedness of the Long Point Property and Gwinnett Center, respectively, for unamortized loan costs and a prepayment penalty on the Long Point Property due to the sales of these properties.

Net (Income) Loss Attributable to Noncontrolling Interests

In accordance with the provisions of each joint venture agreement, we allocate (income) loss from operations to our co-venture partners based on their percentage ownership in each joint venture. To the extent we have a capital event, such as a sale of a property, the gain is allocated to first provide minimum gain allocations to each joint venture partner, and thereafter, our co-venture partner will receive a disproportionately higher gain allocation, as set forth in each in each joint venture agreement.

During the quarter and nine months ended September 30, 2015, net income from continuing and discontinued operations attributable to our co-venture partners were approximately $11.7 million and $24.9 million, respectively, as compared to net loss of approximately $0.2 million and $0.7 million for the comparable periods of 2014. Net (income) loss attributable to noncontrolling interests during the quarter and nine months ended September 30, 2015, included pro rata share of income from operations attributable to noncontrolling interests of approximately $0.4 million and $0.1 million, respectively, and a disproportionate share of gains from the sales of the Long Point and Alexander Village properties, in accordance with the gain allocation provisions for capital events, of approximately $11.3 million and $24.8 million, respectively. All of the net loss attributable to noncontrolling interests for the quarter and nine months ended September 30, 2014, were a result of pro rata share of income from operations.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the quarters and nine months ended September 30, 2015 and 2014, our MFFO represents FFO, excluding acquisition fees and expenses, straight-line rent adjustments, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the quarters and nine months ended:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss) attributable to common stockholders	$6,283,327	$(639,756)	$15,976,976	$(1,198,534)
Adjustments:
Gain on sale of property:
Continuing operations	(6,837,489)	—	(6,837,489)	—
Discontinued operations	—	—	(13,923,477)	(1,219,693)
Gain on easement:
Continuing operations	—	—	(543,060)	—
Depreciation and amortization:
Continuing operations	2,017,445	1,272,310	6,167,206	2,905,807
Discontinued operations	—	274,012	—	822,492

FFO attributable to common stockholders	1,463,283	906,566	840,156	1,310,072
Acquisition fees and expenses(1):
Continuing operations	—	15,984	16,462	44,876
Straight-line rent adjustments(2):
Continuing operations	9,327	(143,048)	(123,075)	(214,641)
Discontinued operations	—	2,194	—	17,042
Loss on extinguishment of debt(3):
Continuing operations	6,729	—	6,729	56,739
Discontinued operations	—	—	788,886	32,787
Unrealized loss related to changes in fair value of derivatives(4):
Continuing operations	31,408	18,665	70,549	83,557
Discontinued operations	—	8,586	—	115,518

MFFO attributable to common stockholders	$1,510,747	$808,947	$1,599,707	$1,445,950

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	20,969,311

Net income per share (basic and diluted)	$0.28	$(0.03)	$0.71	$(0.06)

FFO per share (basic and diluted)	$0.06	$0.04	$0.04	$0.06

MFFO per share (basic and diluted)	$0.07	$0.04	$0.07	$0.07

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(3)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance. The loss on extinguishment of debt includes non-recurring prepayment penalties.
(4)	These items relate to fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, asset and property management fees and reimbursement of operating costs. In addition, our chief executive officer and president serves on the board of directors of Crescent Communities, LLC, an affiliate of three joint venture partners for four of our multifamily development projects as of September 30, 2015. See Note 8. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2014 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of September 30, 2015, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2015	2016-2017	2018-2019	More than 5 years	Total
Development contracts on development properties (1)	$33,473,760	$80,093,496	$—	$—	$113,567,256
Mortgage notes payable (principal and interest) (2)	173,543	2,396,374	2,661,645	26,716,699	31,948,261
Construction notes payable (principal and interest) (2)	47,712,290	203,812,480	23,585,089	—	275,109,859

	$81,359,593	$286,302,350	$26,246,734	$26,716,699	$420,625,376

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of September 30, 2015 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of September 30, 2015.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2015	2016	2017	2018	2019	Thereafter	Total	Approximate Fair Value
Variable rate debt	$45,908,192	$132,960,051	$65,966,984	$23,937,889	$686,084	$25,832,644	$295,291,844	$295,800,000

Average interest rate(1)	2.86%	2.64%	2.49%	2.69%	2.50%	2.50%	2.63%

FOOTNOTE

(1)	As of September 30, 2015, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of September 30, 2015, would increase interest expense by approximately $0.7 million and $2.0 million on our variable rate debt for the quarter and nine months ended September 30, 2015, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

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

Sales of the Company’s properties in transactions that do not fall within the safe harbor rules of the Internal Revenue Code would subject the Company to tax penalties, which would diminish stockholder return.

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

In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service (the “IRS”) could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax. As a result, the amount available for distribution to our stockholders would be substantially less than if the transaction was not successfully characterized by the IRS as a prohibited transaction.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 5th day of November, 2015.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibits:

The following exhibits are included, or incorporated by reference in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

10.51	Purchase and Sale Agreement dated effective September 8, 2015, by and between GGT Crescent Alexander NC Venture, LLC and Alexander Village Acquisition LP. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 5, 2015 and incorporated herein by reference.)

10.52	Purchase and Sale Agreement dated effective September 8, 2015, by and between GGT Crescent Crosstown FL Venture, LLC and Centennial Holding Company, LLC. (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed on October 7, 2015 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.