Form 10-K
period 2015-12-31
CNL Growth Properties, Inc.
filed 2016-03-18
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There is currently no established public market for the registrant’s shares of common stock. Based on the Company’s $9.40 estimated net asset value per share as of June 30, 2015, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $212 million.

The number of shares of common stock outstanding as of March 10, 2016 was 22,526,171.

PART I

Statement Regarding Forward Looking Information

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

We are externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, our sponsor (the “Sponsor” or “CNL”), a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.

Substantially all of our acquisitions through the completion of our acquisition phase in April 2015, and substantially all of our operating, administrative and property management services are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager.

Our Common Stock Offerings

On October 20, 2009, we commenced our initial public offering which closed on April 7, 2013 and on August 19, 2013, we commenced a follow-on offering which terminated on April 11, 2014 (collectively, the “ Offerings”). Through the close of our Offerings, we received aggregate offering proceeds of approximately $208.3 million.

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

Our Exit Strategy

Due to the completion of our Offerings in April 2014, the completion of our acquisition phase in April 2015 and the estimated time needed to complete our development phase and have our assets substantially stabilize, our Advisor began to explore strategic alternatives in accordance with our investment objectives. In August 2015, our board of directors appointed a special committee comprised of our independent board members (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. In September 2015, we engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as our exclusive financial advisor and assist us and the Special Committee with this evaluation process. In the ordinary course of CBRE Cap’s business, CBRE Cap, its affiliates, directors and officers, may trade or otherwise structure and effect transactions in our shares or assets for its own account or for the accounts of its customers and accordingly, may at any time hold a long or short position, finance positions, or otherwise structure and effect transactions in our shares or assets. CBRE Cap is an affiliate of CBRE Group, Inc. (“CBRE”), the parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Through CBRE’s affiliates, CBRE may have in the past, and may from time to time in the future, perform one or more roles in our transactions. Refer to “Our Real Estate Portfolio” below for a discussion on properties sold during 2015 and properties identified for potential sale during 2016.

Although we have engaged CBRE Cap to assist us and our board of directors with the evaluation and execution of strategic alternatives, we are not obligated to enter into any particular transaction. Further, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event, and there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that the process will result in stockholder liquidity, that we will be able to meet our investment objectives, or provide a return to stockholders that equals or exceeds the price per share stockholders paid for shares of our common stock.

Our Real Estate Portfolio

Since our inception, and through the completion of our acquisition phase in April 2015, our Advisor and its sub-advisors evaluated various investment opportunities on our behalf and we entered into joint venture arrangements for the acquisition and development of 17 real estate properties and one three building office complex that was lender owned (“Gwinnett Center”). With the exception of the Gwinnett Center (which we sold during 2014), the investments we made focused on multifamily development projects in the southeastern and sunbelt regions of the United States due to favorable and compelling market and industry data, as well as, unique opportunities to co-invest with experienced development operators.

Our Advisor has and continues to evaluate opportunities that arise from favorable market conditions in multifamily development and as part of this process, has and continues to evaluate provisions within the individual joint venture agreements to consider specific asset sales. As a result of evaluating these opportunities, we, through our consolidated joint ventures, sold four real estate properties that were operational during 2015. In January 2015, the Long Point Joint Venture sold the Long Point property. In May 2015, the joint ventures that owned three of our operational properties (the Crescent Crosstown, Crescent Alexander Village and the Crescent Cool Springs properties, collectively, the “Crescent Properties”) each decided to pursue a potential sale of its respective property. As described above in “Our Exit Strategy”, in August 2015 we formed a Special Committee and in September 2015, we engaged CBRE Cap to assist us with the process of evaluating strategic alternatives for future stockholder liquidity. We sold the Crescent Alexander Village property in September 2015, the Crescent Crosstown property in October 2015 and the Crescent Cool Springs property in December 2015. As part of exploring strategic alternatives, in January and February 2016, we decided to pursue a potential sale of four properties, as further described below in “Liquidity and Capital Resources – Net Sales Proceeds From Real Estate Held for Sale”.

As of December 31, 2015, we owned interests in 13 Class A multifamily properties in the southeastern and sunbelt regions of the United States, eight of which had substantially completed development and were operational. The remaining five properties were under development, including one of which was partially operational, with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 2,570 completed apartment units as of December 31, 2015 and expect to have more than 3,700 units once construction is completed on our remaining properties under development.

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2015, excluding the Whitehall Property that we wholly own, we had co-invested in 12 separate joint ventures with eight separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of December 31, 2015 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

As described above under “Our Exit Strategy,” in August 2015, our board of directors appointed a special committee comprised of our independent board members to oversee the process of exploring strategic alternatives for future stockholder liquidity.

For additional information regarding our real estate properties, see Item 2. “Properties.”

Our Borrowing Policies

Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets and only will apply once we have invested substantially all of our capital. As a result, we may borrow more than 75% of the initial acquisition and development budget of each asset we acquire to the extent our board of directors determines that borrowing these amounts is prudent. We had an aggregate debt leverage ratio of approximately 61% of the aggregate carrying value of our consolidated assets as of December 31, 2015. Our aggregate debt leverage ratio may increase or decrease over time due to a variety of factors, such as the use of additional construction financing to fund the development of our development properties. We generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties.

We may seek to refinance our indebtedness under such terms and at such times as we deem appropriate, and use any net proceeds received to acquire some or all of the equity interests of our partners, establish reserves or for any other corporate purpose deemed appropriate. Many of our joint venture agreements provide for our partners’ collaboration in order to refinance our indebtedness.

Our Distribution Policy

In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders.

Stock Distributions

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

On September 15, 2014, our board approved the termination of our stock distribution policy effective as of October 1, 2014. The board believed that additional stock distributions no longer provided an economic benefit, and believed that stock distributions were not in the best interests of our existing stockholders. As a result, we did not declare any further stock distributions effective October 1, 2014.

For the year ended December 31, 2015, there were no stock distributions. For the years ended December 31, 2014 and 2013, we declared 1,187,388 shares and 816,952 shares of common stock, respectively, as stock distributions. When issued, the stock distributions were non-taxable distributions.

Special Cash Distributions

In February 2015 and December 2015, our board of directors declared special cash distributions in the amounts of $1.30 and $1.70, respectively, per share of common stock (the “Special Cash Distributions”). The Special Cash Distributions totaling approximately $67.6 million were paid in cash and were funded from the proceeds of refinancings and asset sales, including the 2015 sales of the Long Point Property and the Crescent Properties. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Special Cash Distributions” for additional information.

Our Valuation Policy

The valuation process used to determine an estimated net asset value (“NAV”) was designed to follow recommendations of the Investment Program Association (“IPA”), a trade association for non-listed direct investment vehicles, in the IPA Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” which was issued by the IPA in April 2013. The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance. “Net asset value” means the fair value of real estate, real estate-related investments and all other assets less the fair value of total liabilities. Our net asset value will be determined based on the fair value of our assets less liabilities under market conditions existing as of the time of valuation and assuming the allocation of the resulting net value among our stockholders after any adjustments for incentive, preferred or special interests, if applicable.

In accordance with our policy, the valuation committee of our board of directors, comprised of our independent directors, oversees our valuation process and engages one or more third-party valuation advisors to assist in the process of determining the net asset value per share of our common stock.

To assist our board of directors in its determination of our net asset value, our board of directors engaged, CBRE Capital Advisors, Inc. (“CBRE Cap”), to develop a valuation analysis and provided the analysis to the Valuation Committee in a report dated January 2016, containing, among other information, a range of per share values for our common stock as of December 31, 2015 (the “Valuation Report”). CBRE Cap commissioned CBRE Valuation & Advisory Services to perform restricted-use appraisals of each of our multifamily properties as a basis for the valuation of each asset. CBRE Cap performed property level and aggregate valuation analyses of our properties to create a range for the net asset value per share of our common stock. For a discussion of the determination of our net asset value per share of our common stock, including our valuation process and methodology, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”

In accordance with our valuation policy and as recommended by the IPA Valuation Guidelines, we will produce an estimated net asset value per share at least annually as of December 31 and disclose such amount as soon as possible after year end.

Our Disposition Policies

The determination of when a particular investment should be sold or otherwise disposed of may be made after considering all relevant factors, including refinancing opportunities, terms of the joint venture agreement, tax considerations, prevailing and projected economic and market conditions (including whether the value of the property or other investment is anticipated to decline substantially). The proceeds to the Company, after payment of debt, may be distributed or retained for corporate purposes.

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

Our fully-operational properties are located in the metropolitan areas of Charlotte and Raleigh, North Carolina; Houston, Cypress, Spring and Dallas, Texas; Roswell, Georgia and Baltimore, Maryland. Each location is in a highly competitive, large metropolitan area with multiple competing projects under construction.

We also have one property under development with partial operations and preleasing activities occurring in San Antonio, Texas, and four properties under development in Orlando, Florida; Greenville, South Carolina; Phoenix, Arizona and Suffolk, Virginia. Each of these markets has an active development pipeline which will compete with our development properties during the lease-up phase.

Employees

We are externally managed and as such we do not have any employees.

Our Advisor

Substantially all of our acquisition services through the completion of our acquisition phase in April, 2015 were, and substantially all of our operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager. Under the terms of the advisory agreement, our Advisor has responsibility for our day-to-day operations, including serving as our consultant in connection with policy decisions to be made by our board of directors, identifying and making acquisitions and investments on our behalf and providing asset management and administrative services. In exchange for these services, our Advisor is entitled to receive certain fees and reimbursements from us.

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

Prior to our tax year ended December 31, 2015, we had tax losses for federal income tax purposes and therefore were not required to make cash distributions to our stockholders. For our tax year ended December 31, 2015, we had taxable income for federal income tax purposes and in February and December 2015, we paid Special Cash Distributions as described above under “Our Distribution Policy.”

Available Information

We maintain a website at www.CNLGrowthProperties.com containing additional information about our business, and a link to the Securities and Exchange Commission (the “SEC” or “Commission”) website (www.sec.gov), but the contents of the website are not incorporated by reference in, or otherwise a part of, this report.

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

Our board of directors estimated our net asset value per share as of December 31, 2015 and in doing so, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2015. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore, our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.

For the purposes of determining the estimated net asset value per share of our common stock as of December 31, 2015, we retained an independent investment banking firm to value our properties as of December 31, 2015, which properties consist principally of illiquid commercial real estate. The methodologies used to value of our properties involved certain subjective judgments, including but not limited to, estimated future cash flows for properties recently developed or currently under development for which we have limited or no operating history, respectively. Due to the short-term nature of multifamily leases, the value of our properties and the estimated net asset value of our shares may be more susceptible to fluctuation than REITs with longer term leases where cash flows are not subject to as much potential volatility. In addition, the ultimate realization of the value of our assets depend to a great extent on economic and other conditions beyond our control and the control of our Advisor and the independent investment banking firm. Moreover, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As a result of the foregoing, as well as other factors, and despite that we used the guidelines recommended by the IPA for determining the net asset value for shares of non-traded real estate investment trusts such as us, the valuations of our properties may not correspond to the realizable value upon a sale of those assets; and our estimated net asset value per share may not be indicative of the proceeds a stockholder would receive upon the sale of his or her shares in a market transaction or if we were liquidated or dissolved and the proceeds were distributed to the stockholders.

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

There are many factors that can affect the type, availability and timing of cash distributions to stockholders. Cash distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and other assets, current and projected cash requirements, expected and actual cash flow from operations, the estimated total return on our assets, our overall financial condition, our objective of qualifying as a REIT for tax purposes, as well as other factors. Cash distributions declared may not reflect our income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors, such as our ability to make acquisitions in a timely manner as funds become available and the income from those investments as well as our operating expenses and many other variables. Actual amounts available for cash distribution may vary substantially from estimates. We cannot assure you that:

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

We incurred net losses from continuing operations before gains on sale of real estate and easement since inception. Our losses can be attributed, in part, to our operating expenses which include pre-leasing costs for our development properties and various general and administrative expenses related to being a public reporting company, as well as, the fact that a significant number of our properties are under development, or construction was completed recently and have not yet stabilized. In addition, depreciation and amortization expense substantially reduces our income. We cannot assure you that we will be profitable in the future, that our properties will stabilize and produce sufficient income to fund our operating expenses, or that we will realize growth in the value of our assets.

We may pay distributions from sources other than our cash flow from operations or funds from operations.

Due to the nature of our investment strategy and our investment focus in multifamily development properties, we expect to generate little, if any, cash flow from operations or funds from operations to pay distributions in cash; and our ability to make cash distributions may be negatively affected. Therefore, we do not anticipate generating distributable operating earnings in the near term. However, we have and we may in the future elect to pay special cash distributions and pay all or a portion of any such distributions from sources other than net operating cash flows, such as cash flows generated from refinancing activities and proceeds from asset sales. A component of any cash distribution may include the proceeds of our offerings and/or borrowings, whether secured by our assets or unsecured. We have not established any limit on the extent to which we may use borrowings or proceeds of our offerings to pay distributions. To the extent we use sources of cash other than cash flow from operations or funds from operations to pay distributions, we will have less capital available to invest in properties and other real estate-related assets and the net asset value per share of our common stock may decline.

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

Although our Advisor and Board began exploring possible strategic alternatives in 2014, there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that we will be able to meet our investment objectives.

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

We rely upon our Advisor, including its investment committee, our Property Manager and the executive officers and employees of entities affiliated with CNL, to conduct our day-to-day operations. Certain of these persons also conduct the day-to-day operations of other programs sponsored by CNL, and they may have other business interests as well. One of our directors, James M. Seneff, Jr., is also a director of other real estate investment programs sponsored by CNL. In 2013, one of our executive officers joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), one of our joint venture partners with four of our multifamily development projects. In August 2014, the executive officer began serving as our chief executive officer and president, and he serves as chief executive officer and president of our Advisor. We currently anticipate that our executive officers and the executive officers of our Advisor, as well as, the managers of our Advisor and the Advisor’s representatives on its investment committee, will devote the time necessary to fulfill their respective duties to us and our Advisor. However, because these persons have competing interests on their time and resources, they may find it difficult to allocate their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and resources to our business than is necessary or appropriate.

Although we have substantially completed our acquisition phase, we may have similar investment objectives to other funds with the same sponsor or executive officers as ours, and as such an investment opportunity may be suitable for both us and any such fund. Our Board and our Advisor have agreed that, in the event an investment opportunity is presented to both our Advisor’s Investment Committee and the investment committee of the advisor for another fund with the same sponsor or executive officers as us, and it is determined that the opportunity may be suitable for both us and the other fund, and for which both entities have sufficient uninvested funds, the investment opportunity will be offered to the entities on an alternating basis pursuant to policies adopted by us and each such fund with similar investment objectives.

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

We may be limited in our ability to vary our portfolio in response to changes in economic, market or other conditions, including by restrictions on transfer imposed by our joint venture partners, if any, or by our lenders. Additionally, the return on our real estate assets also may be affected by a continued or exacerbated general economic slowdown, as a whole, or by the local economies where our properties are located, including:

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

All of our properties are located in the southeastern and sunbelt regions of the United States. As a result of this limited geographic diversification, our operating results, amounts available for cash distributions to stockholders and the value of our real estate assets are likely to be impacted by economic changes affecting the real estate markets in that area. We are subject to greater risk to the extent that we lack a geographically diversified portfolio.

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

The nature of the activities at certain properties we own exposes us and our tenants or operators to potential liability for personal injuries and, in certain instances, property damage claims. In addition, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that may be uninsurable or not economical to insure, or may be insured subject to limitations such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Mortgage lenders generally require property owners to purchase specific coverage insuring against terrorism as a condition for providing mortgage, bridge or mezzanine loans. These policies may or may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of the particular asset will likely be reduced by the uninsured loss. In addition, we cannot assure you that we will be able to fund any uninsured losses.

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

In some instances we may sell a property by providing financing to the purchaser. In so doing, however, we will bear the risk that the purchaser defaults on its obligation. There are no limits or restrictions on our ability to accept purchase money obligations. If we receive promissory notes or other property in lieu of cash from property sales, the distribution of the proceeds of sales to our stockholders will be delayed until the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years.

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

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we have additional REIT tax compliance requirements and we will be exposed to credit risk, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. We may be unable to manage these risks effectively. To the extent the hedges are not timely designated as hedges, for tax purposes, income associated with the instrument will be non-qualifying and could jeopardize our qualifications as a REIT.

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

The sale of one or more of our properties may be considered prohibited transactions under the Code. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% federal tax penalty. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year, the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year. Given our investment strategy, the sale of one or more of our properties may not fall within the prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to mitigate the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”) or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors. In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax, thereby reducing the amount of cash available for distribution to stockholders. If a property is acquired or subsequently transferred to a TRS, the taxable income, including gain, will be subject to federal corporate tax and potentially state and local income taxes. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the timing and amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction.

As a REIT, the value of our investment in all of our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter. If the Internal Revenue Service were to determine the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter, then we would fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the Internal Revenue Service may conclude that the value of our interests in our TRSs exceeds 25% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. The Protecting Americans from Tax Hikes Act 2015 (“PATH Acts”) modified this provision by reducing 25% to 20% for tax years beginning after December 31, 2017. Additionally, as a REIT, no more than 25% of our gross income with respect to any year may be from sources other than investments relating to real property or mortgages on real property and from certain other specified sources. Distributions paid to us from a TRS are considered to be non-qualifying income for purposes of satisfying the 75% gross income test required for REIT qualification. Therefore, we may fail to qualify as a REIT if distributions from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

As of December 31, 2015, we owned interests in 13 Class A multifamily properties, eight of which were operational and five of which were under development, including one of which was partially operational. Our properties are subject to encumbrances, as described in “Schedule III – Real Estate and Accumulated Depreciation” of Item 15. “Exhibits and Financial Statement Schedules” and Note 7, “Indebtedness” of Item 8. “Financial Statements and Supplementary Data” of this Annual Report. The following table presents information on our properties owned as of December 31, 2015:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest	Number of Units Upon Completion	Number of Units Completed as of December 31, 2015	Capitalized Cost or Development Budget (in millions)(1)	Estimated Completion Date(2)	Percent Leased December 31, 2015(2)

Class A Multifamily:

Operating:
Whitehall Charlotte, NC	02/24/12	Woodfield Investments, LLC	100%	298 units	298 units	$29.5	Completed Q2/2013	95%

Aura Castle Hills Lewisville, TX	11/30/12	Hunt Realty Investments and Trinsic Residential Group, L.P.(3)	54%	316 units	316 units	$34.2	Completed Q2/2014	96%

Aura Grand Katy, TX	12/20/12	Trinsic Residential Group, L.P.(3)	90%	291 units	291 units	$31.4	Completed Q2/2014	95%

REALM Patterson Place Durham, NC	06/27/13	The Bainbridge Companies, LLC(3)	90%	322 units	322 units	$38.9	Completed Q4/2014	98%

Fairfield Ranch Cypress, TX	09/24/13	Allen Harrison Development, LLC(3)	80%	294 units	294 units	$30.7	Completed Q1/2015	90%

City Walk Roswell, GA	11/15/13	LMI City Walk Investor, LLC(3)	75%	320 units	320 units	$45.6	Completed Q3/2015	93%

Premier at Spring Town Center Spring, TX	12/20/13	MCRT Spring Town LLC(3)	95%	396 units	396 units	$45.1	Completed Q3/2015	78%

Oxford Square Hanover, MD	03/07/14	Woodfield Investments, LLC(3)	95%	248 units	248 units	$49.2	Completed Q4/2015	40%

Under Development:
Crescent Gateway Altamonte Springs, FL	01/31/14	Crescent Communities, LLC(3)	60%	249 units	—	$34.8	2nd quarter 2016	N/A

Aura at The Rim San Antonio, TX	02/18/14	Trinsic Residential Group, L.P.(3)	54%	308 units	85 units	$39.5	1st quarter 2016	19%

Haywood Place Greenville, SC	10/15/14	Daniel Haywood, LLC(3)	90%	292 units	—	$35.7	2nd quarter 2016	N/A

Aura on Broadway Tempe, AZ	12/12/14	Trinsic Residential Group, L.P.(3)	90%	194 units	—	$29.5	3rd quarter 2016	N/A

Hampton Roads Suffolk, VA	4/30/15	The Bainbridge Companies, LLC(3)	90%	228 units	—	$36.1	4th quarter 2016	N/A

FOOTNOTES:

(1)	For the multifamily properties that are operating, the amount presented in the table represents total capitalized costs for GAAP purposes, before depreciation and amortization, for the acquisition, development and construction of the property as of December 31, 2015. Amounts include investment services fees, asset management fees, interest expense and other costs capitalized during the development period. For multifamily properties that are under development, the amount presented in the table represents the total development budget, including the cost of the land, construction costs, development fees, financing costs, start-up costs and initial operating deficits of the respective property and excluding investment services fees payable to our Advisor in connection with the acquisition of the property.
(2)	For each property under development, certificates of occupancy will be obtained in phases which will allow us to begin leasing activities and commence operations for completed units prior to the estimated completion date of the entire project.
(3)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is our joint venture partner, (ii) serves, or in the case of the completed development properties, served, as developer of the project and (iii) provides any lender required guarantees on the loan. Generally, we fund development and the applicable joint venture makes distributions of operating cash flow on a pro rata basis using each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionally higher share of any remaining proceeds at varying levels based on our having received certain minimum threshold returns.

We had a total of 2,570 completed apartment units as of December 31, 2015 and expect to have more than 3,700 units once construction is completed on our remaining properties under development. Our multifamily properties that are operational are all new, and feature the latest trends in design, construction and amenities. They are typically three and four story buildings in a landscaped setting. Our multifamily properties are typically appointed with swimming pools, a clubhouse, fitness facilities and other amenities reflective of the trend toward upscale multifamily living. The eight fully-operating properties in which we owned interests and operated at December 31, 2015 averaged 942 square feet of living area per apartment unit and averaged monthly rental revenue per apartment unit of $1,318 as of December 31, 2015. Resident lease terms generally range from 9 to 14 months.

Geographic Concentration of Our Real Estate Portfolio

As of December 31, 2015, all our properties were located in the southeastern and sunbelt regions of the U.S., including five properties in Texas and two in North Carolina.

Item 3.	LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, our business, including proceedings to enforce our contractual or statutory rights. While we cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, we do not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on our results of operations or financial condition.

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

To assist the board of directors and our valuation committee, which is comprised solely of our independent directors (the “Valuation Committee”), with establishing an estimated NAV per share of our common stock as of December 31, 2015, we engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to provide a valuation analysis. The engagement of CBRE Cap was based on a number of factors including, CBRE Cap’s experience in the valuation of assets similar to those owned by us. CBRE Cap developed a valuation analysis and provided the analysis to the Valuation Committee in a report dated January 2016, containing, among other information, a range of per share values for our common stock as of December 31, 2015 (the “Valuation Report”).

In January 2016, the Valuation Committee reviewed the Valuation Report and concluded that the range of per share values for our common stock was reasonable, and unanimously approved a recommendation to the board of directors to approve and adopt $8.65 as our estimated NAV per share as of December 31, 2015. At a special meeting of the Board held in January 2016, the Board accepted the recommendation of the Valuation Committee and unanimously approved $8.65 as our estimated NAV per share as of December 31, 2015 (the “2015 NAV”), after various asset sales for which distributions in the aggregate amount of $3.00 per share were paid to our stockholders in 2015. The 2015 NAV falls within the range of per share values, adjusted for hypothetical transaction costs, for our common stock that CBRE Cap provided in the Valuation Report.

The board of directors estimated the 2015 NAV in accordance with our valuation policy and certain recommendations and methodologies of the Investment Program Association, a trade association for non-listed direct investment vehicles (“IPA”), as set forth in IPA Practice Guideline 2013-01 “Valuations of Publicly Registered Non-Listed REITs” (“IPA Practice Guideline 2013-01”). In developing its valuation analysis, CBRE Cap also considered IPA Practice Guideline 2013-01. The 2015 NAV is estimated as of a snapshot in time, will likely change, and does not necessarily represent the amount a stockholder would receive now or in the future. The 2015 NAV is based on a number of assumptions, estimates and data that are inherently imprecise and susceptible to uncertainty and changes in circumstances.

Valuation Methodologies

In preparation of the Valuation Report, CBRE Cap relied on the following sources in determining the major assumptions utilized in the Valuation Report:

•	Restricted-use appraisals of each of the Company’s multifamily properties commissioned by CBRE Cap (“MAI Appraisals”);

•	Proprietary research of affiliates of CBRE Cap, including market and sector capitalization rate surveys;

•	Third-party research, including Wall Street equity reports and online data providers;

•	Our public filings with the SEC; and

•	Financial materials, projections and guidance provided by our senior management, our Advisor and by our joint venture partners.

The MAI Appraisals were prepared in accordance with the Uniform Standards of Professional Appraisal Practice by CBRE Valuation & Advisory Services, an affiliate of CBRE Cap that conducts appraisals and valuations of real properties, who are members of the Appraisal Institute and have Member of Appraisal Institute (“MAI”) designations. Based on the MAI Appraisals, CBRE Cap assigned discreet values to each property in our portfolio.

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

Refer to our Form 8-K filed on January 27, 2016 for additional details on the 2015 NAV valuation, valuation methodologies, material assumptions, limitations and engagement of CBRE Cap.

Our Common Stock Offerings

Through the close of our Offerings on April 11, 2014, we had raised a total of approximately $208.3 million (22.7 million shares). As of March 10, 2016, we had 6,705 common stockholders of record.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities in the past three years.

Secondary Sales of Registered Shares between Investors

For the years ended December 31, 2015, 2014 and 2013, we are aware of transfers of 16,435 and 1,447 and 1,266 shares, respectively, by investors. The shares were transferred at a sales price of $7.79, $6.67 and $7.20 per share during 2015, 2014 and 2013, respectively. We are not aware of any other trades of our shares, other than purchases made in our public offerings and redemptions of shares by us.

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

Special Cash Distributions

In February 2015 and December 2015, our board of directors declared Special Cash Distributions in the amount of $1.30 and $1.70, respectively, per share of common stock to stockholders of record of the Company’s common stock as of the close of business on February 9, 2015 and November 23, 2015, respectively. The Special Cash Distributions totaling approximately $67.6 million were paid in cash in 2015 and were funded from the proceeds of refinancing and asset sales, including the 2015 sales of the Long Point Property and the Crescent Properties.

The following table presents total stock distributions declared and issued and FFO for each quarter in the years ended December 31, 2015, 2014 and 2013:

Periods	Cash Distribution per Share(1)	Total Cash Distribution Declared(1)	Share Distribution Declared per Share Held(2)		Stock Distributions Declared (Shares)(2)	Stock Distributions Declared(3)	Total Cash and Stock Distributions Declared
2015 Quarter
First	$1.30	$29,284,024		(4)	—	$—	$29,284,024
Second	—	—		(4)	—	—	—
Third	—	—		(4)	—	—	—
Fourth	1.70	38,294,494		(4)	—	—	38,294,494

Total	$3.00	$67,578,518			—	$—	$67,578,518

2014 Quarter
First	$—	$—	0.66667 per month		325,315	$3,220,619	$3,220,619
Second	—	—	0.00667 per month		420,384	4,161,802	4,161,802
Third	—	—	0.00667 per month		441,689	4,372,721	4,372,721
Fourth	—	—		(4)	—	—	—

Total	$—	$—			1,187,388	$11,755,142	$11,755,142

2013 Quarter
First	$—	$—	0.00667 per month		157,859	$1,578,590	$1,578,590
Second	—	—	0.00667 per month		200,810	2,008,100	2,008,100
Third	—	—	0.00667 per month		209,716	2,046,828	2,046,828
Fourth	—	—	0.00667 per month		248,567	2,426,014	2,426,014

Total	$—	$—			816,952	$8,059,532	$8,059,532

FOOTNOTES:

(1)	Special cash distributions were funded using net sales proceeds received from the sale of real estate. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
(2)	Represents amount of shares declared and distributed, including shares issued subsequent to the applicable quarter end. The distribution of new common shares is non-taxable to the recipients when issued. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.
(3)	The amount of stock distributions declared presented in the table above includes periods prior to our determination of an estimated net asset value per share. Therefore, for purposes of this table, we have calculated the dollar amount of stock distributions declared using (i) our Initial Offering price of $10 per share for shares issued during periods prior to July 1, 2013 since we did not determine an estimated net asset value during such time, (ii) our estimated NAV of $9.76 as of June 30, 2013 for shares issued between July 1, 2013 and December 31, 2013, and (ii) our NAV as of December 31, 2013, of $9.90 per share for shares issued after December 31, 2013.
(4)	Our board approved the termination of our distribution policy effective as of October 1, 2014. As a result, we did not declare any further stock distributions effective October 1, 2014.

For the year ended December 31, 2015, approximately 6.1%, 47.4% and 46.5% of the cash distributions paid to stockholders were considered taxable as ordinary income, capital gain and return of capital, respectively, for federal income tax purposes. Of the 47.4% treated as capital gain, approximately 6.4% will be taxed as 1250 unrecaptured gain. No amounts distributed to stockholders for the years ended December 31, 2015 and 2014 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.

In determining the apportionment between taxable income and a return of capital, the amounts distributed to stockholders in excess of current or accumulated E&P are treated as a return of capital to the stockholders. E&P is a statutory calculation, which is derived from taxable income and determined in accordance with the Code. It is not intended to be a measure of the REIT’s performance, nor do we consider it to be an absolute measure or indicator of our source or ability to pay distributions to stockholders. Prior to termination of and pursuant to the stock distribution policy, the distribution of new common shares to the recipients was not taxable upon receipt. Stock distributions may cause the interest of later investors in our stock to be diluted as a result of the stock issued to earlier investors.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Redemption Plan and Issuer Purchases of Equity Securities

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

During the year ended December 31, 2014, we utilized all funds available for redemption requests received under the Redemption Plan and accepted redemption requests for 40,447 shares of common stock at an average redemption price of $9.90 per share for approximately $0.4 million. Upon the termination of the Redemption Plan, outstanding redemption requests of approximately 51,000 shares received in good order prior to September 10, 2014 were placed in the redemption queue. We did not accept or otherwise process any additional redemption requests after September 10, 2014. During the year ended December 31, 2013, we received and accepted redemption requests for 70,699 shares of common stock at an average redemption price of $9.73 per share for approximately $0.7 million. Redemptions were funded with offering proceeds. Shares redeemed were retired and not available for reissue.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data for CNL Growth Properties, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Revenues	$32,947,081	$15,309,618	$3,542,226	$5,460	$—
Operating loss	(787,031)	(3,886,892)	(3,890,425)	(1,964,648)	(1,363,876)
Income (loss) from continuing operations attributable to common stockholders(1)	(6,106,804)	(5,419,908)	(4,484,616)	(1,963,719)	(1,363,561)
Income (loss) from discontinued operations(1)	26,556,668	2,378,499	586,384	(1,172,768)	(645,690)
Gain on sale of real estate, net of tax	61,208,195	—	—	—	—
Gain on sale of easement	603,400	—	—	—	—
(Income) loss from continuing operations attributable to noncontrolling interests(1)	(37,899,343)	897,670	645,371	9,498	—
(Income) loss from discontinued operations attributable to non-controlling interests(1)	(13,459,486)	(45,265)	(29,358)	3,037	—

Net income (loss) attributable to common stockholders(1)	$30,902,630	$(2,189,004)	$(3,282,219)	$(3,123,952)	$(2,009,251)

Income (loss) from continuing operations per share(1)	$0.79	$(0.21)	$(0.32)	$(0.24)	$(0.25)
Income (loss) from discontinued operations per share(1)	0.58	0.11	0.05	(0.14)	(0.12)

Net income (loss) per share (basic and diluted)	$1.37	$(0.10)	$(0.27)	$(0.38)	$(0.37)

Weighted average number of shares of common stock outstanding (basic and diluted)(2)	22,526,171	21,361,725	12,249,900	8,262,638	5,439,693
Cash distributions declared(3)	67,578,518	—	—	—	—
Cash distributions declared per share	3.00	—	—	—	—
Net cash provided by (used in) operating activities	5,241,165	4,281,141	672,083	(869,890)	(1,267,166)
Net cash provided by (used in) investing activities	81,757,496	(187,920,865)	(128,018,204)	(70,705,796)	(21,432,479)
Net cash (used in) provided by financing activities	(115,673,924)	195,503,567	148,177,428	68,539,209	30,562,967
Other Data:
Funds from operations (“FFO”) attributable to common stockholders(4)	$1,388,192	$1,930,988	$(198,857)	$(1,128,361)	$(1,716,703)
FFO per share	0.06	0.09	(0.02)	(0.14)	(0.32)
Modified funds from operations (“MFFO”) attributable to common stockholders(4)	2,238,093	2,062,396	(153,051)	(1,227,866)	(1,249,750)
MFFO per share	0.10	0.10	(0.01)	(0.15)	(0.23)
Properties owned at the end of period(5)	13	16	12	7	2

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total assets	442,666,567	478,276,500	272,492,393	114,890,689	41,325,304
Long-term debt obligations	269,209,616	254,561,600	117,360,210	44,479,650	7,178,984
Total liabilities	294,778,039	284,365,567	138,114,282	54,444,049	9,879,443
Noncontrolling interests	25,554,478	34,900,995	23,415,094	9,849,660	357,300
Total equity	147,888,528	193,910,933	134,378,111	60,446,640	31,445,861

FOOTNOTES:

(1)	The results of operations relating to the Long Point Property and the Gwinnett Center that were classified as held for sale are reported as discontinued operations for all applicable periods presented.

(2)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued from inception through September 15, 2014 were treated as if they were outstanding as of the beginning of the periods presented. On September 15, 2014, the Company’s board approved the termination of our stock distribution policy. As a result, we did not declare any further monthly stock distributions, effective October 1, 2014.
(3)	During 2015, we declared cash distributions of $3.00 per share. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.
(4)	FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We use FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss) computed in accordance with GAAP, excluding gains or losses from sales of property, asset impairment write-downs, depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures, as one measure to evaluate our operating performance. FFO was developed by NAREIT as a relative measure of performance of an equity REIT in order to recognize that income-producing real estate has historically not depreciated on the basis determined under GAAP.

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

(5)	As of December 31, 2015, 2014 and 2013, five, nine and eight, respectively, of the properties owned at the end of the year were under development and two properties were reported as discontinued operations for all periods presented.

FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered (i) as an alternative to net income or loss, or net income or loss from continuing operations, as an indication of our performance, (ii) as an alternative to cash flows from operations as an indication of our liquidity, or (iii) as indicative of funds available to fund our cash needs or our ability to make cash distributions to our stockholders. FFO and MFFO should not be construed as more relevant or accurate than the current GAAP methodology in calculating net income or loss and its applicability in evaluating our operating performance. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional disclosures relating to FFO and MFFO, including a reconciliation of net loss to FFO and MFFO for the years ended December 31, 2015, 2014 and 2013.

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

Our Advisor and Property Manager

We are externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, our sponsor (“CNL” or the “Sponsor”), a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions and dispositions on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition, operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services.

Our Common Stock Offerings

On October 20, 2009, we commenced our initial public offering which closed on April 7, 2013 and on August 19, 2013, we commenced a follow-on offering which terminated on April 11, 2014 (collectively, the “Offerings”). Through the close of our Offerings, we received aggregate offering proceeds of approximately $208.3 million.

We completed our acquisition phase and invested part of our uninvested available cash in one final multifamily development property during April 2015. We will continue to focus on completing the development of our properties, operations, and evaluating potential exit strategies for our stockholders.

Exit Strategy

Due to the completion of our Offerings in April 2014, the completion of our acquisition phase in April 2015 and the estimated time needed to complete our development phase and have our assets substantially stabilize, our Advisor began to explore strategic alternatives in accordance with our investment objectives. In August 2015, our board of directors appointed a special committee comprised of our independent board members (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. In September 2015, we engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as our exclusive financial advisor and assist us and the Special Committee with this evaluation process, as described above in Item 1. “Business.” Refer to “Our Real Estate Portfolio” below for a discussion on properties sold during 2015 and properties identified for potential sale during 2016.

Although we have engaged CBRE Cap to assist us and our board of directors with the evaluation and execution of strategic alternatives, we are not obligated to enter into any particular transaction. Further, although we have begun the process of exploring strategic alternatives, there is no specific date by which we must have a liquidity event, and there is no assurance we will have a liquidity event in the near term or that, in the event of a transaction, that the process will result in stockholder liquidity, that we will be able to meet our investment objectives, or provide a return to stockholders that equals or exceeds the price per share stockholders paid for shares of our common stock.

Our Real Estate Portfolio

Since our inception, and through the completion of our acquisition phase in April 2015, our Advisor and its sub-advisors evaluated various investment opportunities on our behalf and we entered into joint venture arrangements for the acquisition and development of 17 real estate properties and one three building office complex that was lender owned (“Gwinnett Center”). With the exception of the Gwinnett Center (which we sold during 2014), the investments we made focused on multifamily development projects in the southeastern and sunbelt regions of the United States due to favorable and compelling market and industry data, as well as, unique opportunities to co-invest with experienced development operators.

Our Advisor has and continues to evaluate opportunities that arise from favorable market conditions in multifamily development and as part of this process, has and continues to evaluate provisions within the individual joint venture agreements to consider specific asset sales. As a result of evaluating these opportunities, we, through our consolidated joint ventures, sold four real estate properties that were operational during 2015. In January 2015, the Long Point Joint Venture sold the Long Point property. In May 2015, the joint ventures that owned three of our operational properties (the Crescent Crosstown, Crescent Alexander Village and the Crescent Cool Springs properties, collectively, the “Crescent Properties”) each decided to pursue a potential sale of its respective property. As described above in “Our Exit Strategy”, in August 2015, we formed a Special Committee and in September 2015, we engaged CBRE Cap to assist us with the process of evaluating strategic alternatives for future stockholder liquidity. We sold the Crescent Alexander Village property in September 2015, the Crescent Crosstown property in October 2015 and the Crescent Cool Springs property in December 2015. As part of exploring strategic alternatives, in January and February 2016, we decided to pursue a potential sale of four properties, as further described below in “Liquidity and Capital Resources – Net Sales Proceeds From Real Estate Held for Sale”.

As of December 31, 2015, we owned interests in 13 Class A multifamily properties in the southeastern and sunbelt regions of the United States, eight of which had substantially completed development and were operational. The remaining five properties were under development, including one of which was partially operational, with completion expected in phases by the third quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 2,570 completed apartment units as of December 31, 2015 and expect to have more than 3,700 units once construction is completed on our remaining properties under development.

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2015, excluding the Whitehall Property that we wholly own, we had co-invested in 12 separate joint ventures with eight separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of December 31, 2015 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.

For a description of the individual properties included in our real estate portfolio, including the location, date acquired, operator/developer, completion date or estimated completion date of development, percentage leased and capitalized costs or development budget for each property, as of December 31, 2015, see Item 2. “Properties.”

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

Through the completion of our acquisition phase in April 2015, we met cash needs for acquisitions and acquisition-related expenses from net proceeds from our equity offerings and financings. Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. Since inception and through December 31, 2013, we used a portion of our remaining uninvested offering proceeds to pay a substantial portion of our operating expenses and debt service. Subsequent to December 31, 2013, we have generated sufficient cash flows from operations to cover our operating expenses and debt service as result of many of our properties completing construction and becoming operational. As of December 31, 2015, eight of our 13 properties had substantially completed development.

Through the completion of our acquisition phase, we borrowed in connection with the acquisition and development of our properties and expect to continue to borrow in connection with the development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances, in excess of such levels if approved by a majority of our independent directors. We had an aggregate debt leverage ratio of approximately 61% of the aggregate carrying value of our consolidated assets as of December 31, 2015. Our aggregate debt leverage may increase or decrease over time due to a variety of factors, such as the use of additional construction financing to fund the development of our development properties. We generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties.

We, along with our joint venture partners, have and expect to continue to seek to extend and refinance the construction loans on our development properties with longer term debt as our properties’ operations stabilize. However, our ability to continue to obtain indebtedness could be adversely affected if our joint venture partners do not agree to the extension or by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.

Potential future sources of cash to meet our capital needs include proceeds from collateralized or uncollateralized financings, including extensions and refinancing of existing debt, from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or offering proceeds in the event of unforeseen significant capital expenditures or other corporate purposes.

Sources of Liquidity and Capital Resources

Common Stock Offering

Since inception and through the close of our Offerings on April 11, 2014, our main sources of capital were from proceeds of our public offerings. For the twelve months ended December 31, 2014 and 2013, we received aggregate offering proceeds of approximately $65.4 million and $75.4 million, respectively. We currently have no plans for an additional equity offering at this time.

As of December 31, 2015, our cash totaled $19.0 million and consisted primarily of cash provided by operating activities and unused offering proceeds from our Offerings. We may retain any portion of our cash on hand or use debt and/or equity proceeds for capital needs and any other corporate purposes deemed appropriate.

Net Cash Provided by Operating Activities

Our net cash flows provided by operating activities were approximately $5.2 million, $4.3 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Cash flows from operating activities improved year over year, primarily as a result of more properties and units being operational during 2015 than in the prior periods and an increase in occupancy as the units become operational and leased.

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

We have and expect to continue to collaborate with our joint venture partners and seek to extend or refinance the construction loans on our development properties with longer term debt as our properties’ operations stabilize. Potential future sources of cash to meet our capital needs could also include proceeds from collateralized or uncollateralized financings, including extensions and refinancing of existing debt, from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or offering proceeds in the event of unforeseen significant capital expenditures or other corporate purposes. However, our ability to continue to obtain indebtedness could be adversely affected if our joint venture partners do not agree to the extension or by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.

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

In March 2014, as part of acquiring the Oxford Square Property, we obtained $4.9 million in temporary financing through our Oxford Square Joint Venture in the form of a temporary loan and our joint venture partner advanced approximately $1.2 million for the development costs. In June 2014, we used unused proceeds from our offering to repay the $4.9 million loan and entered into a new construction loan that matures in June 2018 as described in Note 7, “Indebtedness.”

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

During the years ended December 31, 2015, 2014 and 2013, we borrowed approximately $122.5 million, $145.4 million and $65.4 million, respectively, in connection with construction draws relating to our development properties. In addition, we used approximately $21 million in refinancing proceeds from a new $28.5 million loan to repay our original construction loan related to our Long Point Property and borrowed approximately $0.2 million during the year ended December 31, 2013 for tenant improvements and leasing costs related to our Gwinnett Center, which was sold in March 2014. As of December 31, 2015 and 2014, we had an aggregate debt leverage ratio of approximately 61% and 53%, respectively. During the years ended December 31, 2015, 2014 and 2013, we paid loan costs totaling approximately $0.5 million, $2.5 million and $2.0 million, respectively, in connection with our indebtedness.

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

Net Sales Proceeds From Real Estate Held for Sale

During 2014, due to favorable market conditions in multifamily development and our increased focus on multifamily development, we sold the Gwinnett Center, a three building office complex and received net sales proceeds of approximately $15.0 million. During the year ended December 31, 2015, due to continuing trends and favorable market conditions in multifamily development, we sold our Long Point property and the three Crescent Properties and we received aggregate net sales proceeds net of closing costs of approximately $223.0 million resulting in aggregate gains, net of tax, of approximately $88.6 million, of which approximately $61.2 million was recorded in income from continuing operations and $27.4 million was recorded in income from discontinued operations. Furthermore, of the aggregate gains, net of tax, of approximately $88.6 million, approximately $37.5 million was allocable to common stockholders. We used a portion of the net sales proceeds from each property sale to repay the mortgage or development and construction loan related to each of the properties, pay distributions to our co-venture partners in accordance with the terms of the joint venture agreement, and pay Special Cash Distributions to stockholders, as described below in “Liquidity and Capital Resources — Special Cash Distributions”.

During January and February 2016, as a result of evaluating strategic alternatives for future stockholder liquidity with our financial advisor (see “Exit Strategy” above), we decided to pursue a potential sale of four of our properties. We anticipate that the net sales proceeds from these properties will exceed their net carrying values.

The sale of one or more of our properties may fall outside the prohibited transaction safe harbor. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% federal tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable real estate asset for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year or the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year.

Capital Contributions from Noncontrolling Interests

During the years ended December 31, 2015, 2014 and 2013, our co-venture partners made capital contributions aggregating to approximately $1.9 million, $14.2 million and $12.9 million, respectively. In addition, in accordance with the terms of the Oxford Square Property joint venture agreement, once the Oxford Square Joint Venture obtained a construction loan in June 2014, our ownership interest in the joint venture increased to 95% with an additional capital contribution by us and a $1.5 million return of capital to our joint venture partner. As of December 31, 2015, our co-venture partners did not have any commitments to fund additional capital contributions in accordance with the terms of our joint venture agreements relating to the multifamily development properties.

Uses of Liquidity and Capital Resources

Acquisition and Development of Properties

We completed our acquisition phase when we acquired our last multifamily development property in 2015 and acquired five properties each in 2014 and 2013, respectively. In connection with our development projects, we funded approximately $143.0 million, $203.7 million and $123.9 million in acquisition and development costs during 2015, 2014 and 2013, respectively.

Debt Service

In 2015, we used a portion of the net sales proceeds from the sale of the Long Point Property and the three Crescent Properties to repay approximately $111.3 million relating to the Long Point Property mortgage note payable and the Crescent Properties construction loans payable, and $0.3 million in a related prepayment penalty.

In October and November 2015, we, through our consolidated Aura Castle Hills and Aura Grand joint ventures, respectively, exercised our options to extend the maturity dates of the construction loans collateralized by the Aura Castle Hills property and Aura Grand property by one year to November 30, 2016 and December 20, 2016, respectively.

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

Scheduled maturities of $123.1 million during 2016 reflect the maturity of five loans during 2016 as described further in Note 7. “Indebtedness” in the accompanying consolidated financial statements. We have begun discussions with our joint venture partners relating to the 2016 maturities and believe that we will be able to refinance, exercise our extension options or use net sales proceeds from the sale of properties during 2016 for any debt that matures in 2016 and other debt as it comes due in the ordinary course of business.

Special Cash Distributions

On September 15, 2014, our board approved the termination of the stock distributions and distribution reinvestment plan, as described above in Item 1, in the “Our Distribution Policy” section.

Due to the sale of four properties as described above in “Net Sales Proceeds From Real Estate Held for Sale”, in February and December 2015, our board of directors declared special cash distributions in the amount of $1.30 and $1.70, respectively, per share of common stock (the “Special Cash Distributions”). The Special Cash Distributions totaling approximately $67.6 million were paid in cash and were funded from the proceeds of refinancings and the 2015 sales of the Long Point Property and Crescent Properties. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Special Cash Distributions”. No special cash distributions were declared during 2014 or 2013.

Stock Issuance and Offering Costs

Under the terms of our offerings, certain affiliates were entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold through the close of our Offerings on April 11, 2014. In addition, affiliates were entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which were recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us did not exceed 15% of the aggregate gross offering proceeds. Offering costs were generally funded by our Advisor and subsequently reimbursed by us subject to this limitation. During the years ended December 31, 2014 and 2013, we paid approximately $9.6 million and $11.1 million, respectively, in stock issuance and offering costs. No such costs were incurred or paid subsequent to the close of our Offerings on April 11, 2014.

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

During the years ended December 31, 2015, 2014 and 2013, our consolidated joint ventures paid distributions of approximately $62.6 million, $2.1 million and $0.5 million, respectively, to our co-venture partners representing their pro rata share of positive operating cash flows, plus a disproportionate share of proceeds from capital events, which included proceeds received in connection with modifying our indebtedness related to the Crescent Crosstown Property and approximately $58.4 million in net sales proceeds from the sales of the Long Point Property and the Crescent Properties in accordance with the terms of our joint venture agreements. During 2014, in accordance with the terms of the Oxford Square Property joint venture agreement, once the Oxford Square Joint Venture obtained a construction loan in June 2014, our ownership interest in the joint venture increased to 95% with an additional capital contribution by us and a return of capital to our joint venture partner.

Purchase of Noncontrolling Interests

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

Results of Operations

As of December 31, 2015, we owned interests in 13 Class A multifamily properties, eight of which were operational and as to which development was substantially complete and five of which were under development, including one which was partially operational. As described earlier, during 2014 and 2013, we determined to seek the sale of our Long Point Property and Gwinnett Center, respectively; as such, the results of operations of these two properties are included in the income from discontinued operations in the accompanying statements of operations for all periods presented. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the years ended December 31, 2015, 2014 and 2013 (excluding the Long Point Property and Gwinnett Center which were classified as discontinued operations):

	Start Date of Operations	Completion Date	Units Expected Upon Completion	Completed Apartment Units as of December 31,				% Leased(1) as of December 31,			Year Ended December 31,
				2015		2014	2013	2015	2014	2013	2015	2014	2013
Revenues:
Whitehall Property	Q4 2012	Q2 2013	298	298		298	298	95%	95%	97%	$4,063,670	$3,947,015	$2,365,094
Crescent Crosstown Property(2)	Q2 2013	Q3 2013	344		(2)	344	344	(2)	96%	56%	3,856,652	4,188,292	1,042,813
Aura Castle Hills Property	Q3 2013	Q2 2014	316	316		316	127	96%	95%	27%	4,489,841	2,922,756	88,997
Aura Grand Property	Q4 2013	Q2 2014	291	291		291	102	95%	88%	23%	4,172,858	2,721,458	45,322
REALM Patterson Place Property	Q2 2014	Q4 2014	322	322		322	—	98%	38%	—	3,497,135	477,259	—
Crescent Cool Springs Property(2)	Q3 2014	Q4 2014	252		(2)	252	—	(2)	31%	—	2,924,107	175,863	—
Crescent Alexander Village Property(2)	Q2 2014	Q2 2015	320		(2)	212	—	(2)	39%	—	1,777,257	410,025	—
Fairfield Ranch Property	Q3 2014	Q1 2015	294	294		234	—	90%	37%	—	3,437,248	447,965	—
Premier at Spring Town Center Property	Q4 2014	Q3 2015	396	396		54	—	78%	9%	—	2,449,232	17,600	—
City Walk Property	Q2 2015	Q3 2015	320	320		—	—	93%	—	—	2,021,364	—	—
Oxford Square Property	Q3 2015	Q4 2015	248	248		—	—	40%	—	—	217,123	—	—
Aura at the Rim Property	Q4 2015	Est. Q1 2016	308	85		—	—	19%	—	—	40,594	—	—
Other											—	1,385	—

Total				2,570		2,323	871				$32,947,081	$15,309,618	$3,542,226

Property operating expenses:
Whitehall Property											$1,455,321	$1,359,675	$1,200,567
Crescent Crosstown Property(2)											1,339,441	1,662,323	792,313
Aura Castle Hills Property											1,748,233	1,626,932	218,168
Aura Grand Property											1,713,267	1,463,982	224,852
REALM Patterson Place Property											1,628,452	558,787	8
Crescent Cool Springs Property(2)											1,545,386	530,751	108,369
Crescent Alexander Village Property(2)											969,499	540,321	104,135
Fairfield Ranch Property											1,767,984	360,393	5,602
Premier at Spring Town Center Property											2,176,213	167,219	2,626
City Walk Property											1,124,790	24,402	2,134
Oxford Square Property											593,743	—	—
Aura at the Rim Property											198,749	15,250	—
Crescent Gateway Property											106,269	135,400	—
Other(3)											95,519	43,436	—

Total											$16,462,866	$8,488,871	$2,658,774

FOOTNOTES:

(1)	The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.
(2)	Properties sold during 2015.
(3)	Primarily relates to pre-leasing and marketing expenses for properties still under development.

We had a total of 2,570 and 2,323 completed apartment units as of December 31, 2015 and 2014, respectively, and expect to have more than 3,700 units once construction is completed on our remaining properties under development.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational to be partially offset by decreases in revenues and expenses from the disposition of properties. Five properties became fully operational and three properties became partially operational during 2015. We reclassified the Long Point property (sold during 2015) and the Gwinnett Center (sold during 2014) revenues and expenses as discontinued operations for all periods, as described below. We accounted for the revenues and expenses related to the three Crescent Properties that were sold during 2015 as income from continuing operations because the disposition of these three properties on an individual basis would not cause a strategic shift in the Company nor are they considered to have a major impact on the Company’s business; therefore, they did not qualify as discontinued operations under ASU 2014-08.

Comparison of the fiscal year ended December 31, 2015 to the fiscal year ended December 31, 2014

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations and other property revenues are derived from base rent, garage and storage income, application fees, lease cancellation fees, and miscellaneous administrative fees. Revenues were approximately $32.9 million and $15.3 million for the years ended December 31, 2015 and 2014, respectively (of which $8.6 million and $4.8 million, respectively, related to the Crescent Properties sold from September – December 2015). Rental income from continuing operations and other property revenues increased primarily due to the increased stabilization of several properties (either fully operational or partially operational, as described above). We expect additional increases in revenue as additional units are completed, leased and our properties become more fully operational and as additional portions of our properties under development become operational. We expect that these increases will be partially offset by decreases in revenues from the disposition of additional properties during 2016, as described in “Liquidity and Capital Resources – Net Sales Proceeds From Real Estate Held for Sale”.

Property Operating Expenses. Property operating expenses from continuing operations for the years ended December 31, 2015 and 2014 were $16.5 million and $8.5 million, respectively (of which $3.8 million and $2.7 million, respectively, related to the Crescent Properties sold from September – December 2015). Property operating expenses increased primarily due to the additional properties becoming either fully operational or partially operational, as described above. Property operating expenses also increased in 2015 due to pre-leasing and marketing activities at our properties under development with partial operations. Property operating expenses are expected to increase as additional units are completed and our properties become fully operational, and as portions of our other properties under development become operational. We expect that these increases will be partially offset by decreases in property expenses from the disposition of additional properties during 2016, as described in “Liquidity and Capital Resources – Net Sales Proceeds From Real Estate Held for Sale”.

General and Administrative Expenses. General and administrative expenses from continuing operations for the years ended December 31, 2015 and 2014 were approximately $3.2 million and $2.9 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, NAV fees and board of directors’ fees. The increase in general and administrative expenses for the year ended December 31, 2015 is primarily the result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets.

Asset Management Fees. We incurred approximately $3.3 million and $2.1 million in asset management fees from continuing operations payable to our Advisor during the years ended December 31, 2015 and 2014, respectively, (of which approximately $1.0 million and $1.0 million, respectively, were capitalized as part of the cost of our properties that were under development). We incur asset management fees at an annual rate of 1% of our real estate assets under management as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased for the year ended December 31, 2015 as compared to the prior year’s period as a result of several multifamily projects becoming operational. Asset management fees incurred during development are capitalized as part of the cost of development and we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational. We expect that increases in asset management fees from increases in our real estate assets under management as our multifamily projects become fully developed. However, this increase will be partially offset by decreases in our real estate assets under management as a result of the disposition of properties during the last half of 2015 and anticipated disposition of properties during 2016.

Property Management Fees. We incurred approximately $1.3 million and $0.8 million in property management fees from continuing operations during the years ended December 31, 2015 and 2014, respectively. Property management fees from third party property managers generally range from 2.25% to 4% of property revenues, subject to minimum monthly fees during initial lease-up periods. Property management fees increased during 2015 primarily as a result of increased property revenues. We expect that additional increases in these fees as property revenues increase as more of our development properties become operational will be partially offset by decreases in property revenues due to the disposition of properties, as described further in “Liquidity and Capital Resources – Net Sales Proceeds From Real Estate Held for Sale”.

Acquisition Fees and Expenses. We incurred approximately $1.1 million and $3.5 million in acquisition fees and expenses, including closing costs, during the years ended December 31, 2015 and 2014, respectively, of which approximately $1.1 million and $3.4 million, respectively, were capitalized as part of the costs of our properties under development. The decrease in acquisition fees and expenses in 2015 was due to the fact that we had one acquisition during the year ended December 31, 2015, as compared to five acquisitions during the year ended December 31, 2014. We incurred acquisition fees and expenses, consisting primarily of investment services fees and other acquisition expenses, through April 2015 with the purchase of our last property and capitalized most of these fees and expenses as part of the cost of the development.

Depreciation. Depreciation from continuing operations for the years ended December 31, 2015 and 2014 was approximately $10.4 million and $5.9 million, respectively. Depreciation expense increased primarily due to more properties being fully operational in 2015, as compared to the same period in 2014, as described above. We expect increases in depreciation in the future as additional phases of other properties become fully operational and other development properties become operational. However, as we decide to pursue the sale of certain properties, as further described in “Liquidity and Capital Resources – Net Sales Proceeds From Real Estate Held for Sale”, we will discontinue depreciation for those specific properties which may result in partial decreases to depreciation expense.

Interest Expense and Loan Cost Amortization, Net of Amounts Capitalized. During the years ended December 31, 2015 and 2014, we incurred approximately $8.9 million and $5.5 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $3.8 million and $4.0 million, respectively, of which was capitalized as development costs relating to our properties under development. Interest costs incurred during the year ended December 31, 2015, increased as a result of an increase in our average debt outstanding during the year ended December 31, 2015 to $261.9 million from approximately $186.0 million during 2014, resulting in an increase of approximately $3.4 million in interest cost and loan cost amortization. Interest expense also increased as a result of less interest expense being eligible for capitalization due to the completion of construction activity on several properties that became operational during the year ended December 31, 2015.

We expect interest cost to continue to increase over the next 12 months as we continue to borrow under our construction loans to fund construction costs and as we complete construction on buildings that become operational. However, as we dispose of certain properties, as further described in “Liquidity and Capital Resources – Net Sales Proceeds From Real Estate Held for Sale,” we will repay the related indebtedness on those properties, which will result in a partial decrease in interest expense. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to being capitalized.

As of December 31, 2015, even though all of our loans were variable rate, we had purchased interest rate caps relating to four of our loans to reduce our exposure to future increases in LIBOR rate. Any increases to LIBOR rates will result in increased interest expense, but the interest rate caps will partially offset the full impact of an increase in the LIBOR rate. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

Loss on Extinguishment of Debt. Loss on extinguishment of debt from continuing operations was approximately $0.09 million and $0.06 million for the years ended December 31, 2015 and 2014, respectively, related to the early repayment of the Crescent Alexander Village, Crescent Crosstown and Crescent Cool Springs construction loans due to the sales of these properties in 2015 and Oxford Square and Whitehall in 2014 due to refinancings. Loss on extinguishment of debt included the write-off of unamortized loan costs.

Income Tax Expense. Income tax expense was approximately $0.09 million and $0.04 million for the years ended December 31, 2015 and 2014, respectively.

Gain on Sale of Real Estate, Net of Tax. Gain from sale of real estate, net of tax from continuing operations was approximately $61.2 million for the year ended December 31, 2015 relating to the sale of the Crescent Properties. There was no gain on sale of real estate from continuing operations in 2014.

Gain on Sale of Easement. During the year ended December 31, 2015, we recorded a gain on the sale of a property easement of $0.6 million. There was no gain on sale of easement during 2014.

Analysis of Discontinued Operations

We had income from discontinued operations of approximately $26.6 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. During 2014 and 2013, we entered into contracts to sell the Long Point Property and Gwinnett Center, respectively. As a result, we accounted for the revenues and expenses associated with the Long Point Property and Gwinnett Center as discontinued operations for all periods presented in accordance with GAAP. In January 2015 and March 2014, we sold the Long Point Property and Gwinnett Center, respectively, to unrelated parties and recorded a gain of approximately $27.4 million and $1.2 million, respectively, for financial reporting purposes. Income from discontinued operations was partially offset by a loss on extinguishment of debt of approximately $0.8 million and $0.03 million related to the repayment of the indebtedness of the Long Point Property and Gwinnett Center, respectively, for unamortized loan costs and a prepayment penalty on the Long Point Property due to the sales of these properties.

Net (Income) Loss Attributable to Noncontrolling Interests

In accordance with the provisions of each joint venture agreement, we allocate (income) loss from operations to our co-venture partners based on their percentage ownership in each joint venture. To the extent we have a capital event, such as a sale of a property, the gain is allocated to first provide minimum gain allocations to each joint venture partner, and thereafter, our co-venture partner will receive a disproportionately higher gain allocation, as set forth in each joint venture agreement.

During the years ended December 31, 2015 and 2014, net income (loss) from continuing and discontinued operations attributable to our co-venture partners was approximately $51.4 million and $(0.9) million, respectively. Net income attributable to noncontrolling interests during the year ended December 31, 2015, included pro rata share of income from operations attributable to noncontrolling interests of approximately $0.3 million and a disproportionate share of gains from the sales of the Long Point Property and Crescent Properties, in accordance with the gain allocation provisions for capital events, of approximately $51.1 million. All of the net loss attributable to noncontrolling interests for the year ended December 31, 2014, was a result of pro rata share of loss from operations.

We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the acquisition and operation of properties, loans and other permitted investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

During the years ended December 31, 2015 and 2014, total operating expenses did not exceed the Limitation.

Comparison of the fiscal year ended December 31, 2014 to the fiscal year ended December 31, 2013

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations was approximately $15.3 million and $3.5 million for the years ended December 31, 2014 and 2013, respectively. Rental income from continuing operations increased approximately $11.8 million over 2013 primarily due to four properties becoming fully operational and three properties becoming partially operational during the year ended December 31, 2014.

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

Asset Management Fees. We incurred approximately $2.1 million and $0.7 million in asset management fees from continuing operations payable to our Advisor during the year ended December 31, 2014 and 2013, respectively, (of which approximately $1.0 million and $0.4 million, respectively, were capitalized as part of the cost of our properties that were under development). Asset management fees increased over 2013 as a result of the increase in our real estate assets under management subsequent to December 31, 2013 and as a result of several multifamily projects becoming operational. Asset management fees incurred during development are capitalized as part of the cost of development.

Property Management Fees. We incurred approximately $0.8 million and $0.3 million in property management fees from continuing operations during the years ended December 31, 2014 and 2013, respectively. Property management fees from third party property managers generally range from 2.25% to 4% of property revenues, subject to minimum monthly fees during initial lease-up periods. Property management fees increased during 2014 primarily as a result of increased property revenues.

Acquisition Fees and Expenses. We incurred approximately $3.5 million and $3.9 million in acquisition fees and expenses, including closing costs, during the years ended December 31, 2014 and 2013, respectively, of which approximately $3.4 million and $3.9 million, respectively, were capitalized as part of the costs of our properties under development. The decrease in acquisition fees and expenses in 2014, as compared to 2013, was primarily the result of a decrease in investment services fee paid to our Advisor. The decrease was a result of a decrease in the basis on which these fees are paid, which is based on our pro rata ownership interest in the properties.

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

Fair Value Adjustments and Other Income (Expense). During the year ended December 31, 2014 and 2013, we recognized fair value adjustments and other income (expense) from continuing operations of approximately $0.06 million and $(0.04) million, respectively. The increase is due to interest income on cash deposits as a result of higher cash balances offset by a decrease in fair value adjustments in interest rate caps due to changes in interest rates.

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

Income Tax Expense. Income tax expense was approximately $0.04 million for the year ended December 31, 2014. There was no income tax expense incurred during the year ended December 31, 2013.

Analysis of Discontinued Operations

During the year ended December 31, 2014, we established our intent to sell the Long Point Property, as described in Management’s Discussion and Analysis – Real Estate Held for Sale. In addition, during 2013, we established our intent to sell Gwinnett Center and, in March 2014 we sold the property to an unrelated party and received net sales proceeds of approximately $15.0 million, resulting in a gain on sale of approximately $1.2 million for financial reporting purposes. As a result, we accounted for the revenues and expenses associated with the Long Point Property and Gwinnett Center as discontinued operations for all periods presented in accordance with GAAP. We had income from discontinued operations of approximately $2.4 million for the year ended December 31, 2014, as compared to $0.6 million for the year ended December 31, 2013. The improvement in the results from discontinued operations was primarily the result of (i) amounts for 2014 including a gain on sale of approximately $1.2 million relating to the Gwinnett Center and (ii) our discontinuing the recognition of depreciation and amortization expense relating to the Gwinnett Center and the Long Point Property upon the determination of recording these properties as real estate held for sale.

See Item 8, Note 6. “Real Estate Held for Sale” in the accompanying consolidated financial statements for additional information on the income (loss) from discontinued operations for the Long Point property and Gwinnett Center, including the revenues and expenses related to these properties.

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

During the years ended December 31, 2014 and 2013, total operating expenses did not exceed the Limitation.

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

Notwithstanding the widespread reporting of FFO, changes in accounting and reporting rules under GAAP that were adopted after NAREIT’s definition of FFO have prompted a significant increase in the magnitude of non-operating items included in FFO. For example, acquisition fees and expenses, which we funded from the proceeds of our offerings and which we do not view as an operating expense of a property, are now deducted as expenses in the determination of GAAP net income for non-development projects. As a result, the Investment Program Association (“IPA”), an industry trade group, has standardized a measure known as modified FFO (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-traded REITs and which we believe to be another additional supplemental measure to reflect the operating performance of a non-traded REIT. Under the IPA Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITS: MFFO, issued in November 2010 (the “IPA Guideline”), MFFO excludes from FFO additional non-cash items, including the following:

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the years ended December 31, 2015, 2014 and 2013, our MFFO represents FFO, excluding acquisition fees and expenses, straight-line rent adjustments, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

Presentation of MFFO also is intended to provide useful information to investors as they compare the operating performance of different non-traded REITs, although it should be noted that not all REITs calculate MFFO the same way, so comparisons with other REITs may not be meaningful. Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate MFFO. Furthermore, FFO and MFFO are not necessarily indicative of cash flows available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make cash distributions, if any, to our stockholders. FFO and MFFO should not be construed as historic performance measures or as more relevant or accurate than the current GAAP methodology in calculating net income (loss) and its applicability in evaluating our operating performance.

The following table presents a reconciliation of net income (loss) attributable to common stockholders to FFO and MFFO for the quarters ended:

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	Total
Net income (loss) attributable to common stockholders	$10,317,905	$(624,256)	$6,283,327	$14,925,654	$30,902,630
Adjustments:
Gain on sale of real estate, net of tax:
Continuing operations	—	—	(6,837,489)	(16,769,241)	(23,606,730)
Discontinued operations	(13,923,477)	—	—	—	(13,923,477)
Gain on sale of easement:
Continuing operations	—	(543,060)	—	—	(543,060)
Depreciation and amortization:
Continuing operations	2,028,641	2,121,120	2,017,445	2,391,623	8,558,829

FFO attributable to common stockholders	(1,576,931)	953,804	1,463,283	548,036	1,388,192
Acquisition fees and expenses(1):
Continuing operations	6,887	9,575	—	—	16,462
Straight-line rent adjustments(3):
Continuing operations	(129,145)	(3,257)	9,327	45,516	(77,559)
Loss on extinguishment of debt(4):
Continuing operations	—	—	6,729	45,499	52,228
Discontinued operations	788,886	—	—	—	788,886
Unrealized loss related to changes in fair value of derivatives(5):
Continuing operations	20,327	18,814	31,408	(665)	69,884

MFFO attributable to common stockholders	$(889,976)	$978,936	$1,510,747	$638,386	$2,238,093

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	22,526,171	22,526,171

Net income (loss) per share (basic and diluted)	$0.46	$(0.03)	$0.28	$0.66	$1.37

FFO per share (basic and diluted)	$(0.07)	$0.04	$0.06	$0.03	$0.06

MFFO per share (basic and diluted)	$(0.04)	$0.04	$0.07	$0.03	$0.10

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Total
Net income (loss) attributable to common stockholders	$96,731	$(655,509)	$(639,756)	$(990,470)	$(2,189,004)
Adjustments:
Gain on sale of real estate:
Discontinued operations	(1,219,693)	—	—	—	(1,219,693)
Depreciation and amortization:
Continuing operations	754,025	879,472	1,272,310	1,611,386	4,517,193
Discontinued operations	271,795	276,685	274,012	—	822,492

FFO attributable to common stockholders	(97,142)	500,648	906,566	620,916	1,930,988
Acquisition fees and expenses(1):
Continuing operations	45,069	(16,177)	15,984	31,134	76,010
Straight-line rent adjustments(3):
Continuing operations	18,837	(90,430)	(143,048)	(69,650)	(284,291)
Discontinued operations	18,296	(3,448)	2,194	—	17,042
Loss on extinguishment of debt(4):
Continuing operations	—	56,739	—	—	56,739
Discontinued operations	32,787	—	—	—	32,787
Unrealized loss related to changes in fair value of derivatives(5):
Continuing operations	24,131	40,787	18,665	19,166	102,749
Discontinued operations	30,635	76,271	8,586	14,880	130,372

MFFO attributable to common stockholders	$72,613	$564,390	$808,947	$616,446	$2,062,396

Weighted average number of shares of common stock outstanding (basic and diluted)	18,040,112	22,292,778	22,526,171	22,526,171	21,361,725

Net income (loss) per share (basic and diluted)	$0.01	$(0.03)	$(0.03)	$(0.05)	$(0.10)

FFO per share (basic and diluted)	$(0.01)	$0.03	$0.04	$0.03	$0.09

MFFO per share (basic and diluted)	$—	$0.03	$0.04	$0.03	$0.10

	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Total
Net loss attributable to common stockholders	$(655,794)	$(757,662)	$(825,954)	$(1,042,809)	$(3,282,219)
Adjustments:
Depreciation and amortization:
Continuing operations	161,141	301,345	539,702	647,651	1,649,839
Discontinued operations	543,181	365,909	262,440	261,993	1,433,523

FFO attributable to common stockholders	48,528	(90,408)	(23,812)	(133,165)	(198,857)
Acquisition fees and expenses(1):
Continuing operations	14,596	4,492	14,355	13,648	47,091
Amortization of above- and below-market lease intangible assets(2):
Discontinued operations	13,487	4,496	—	—	17,983
Straight-line rent adjustments(3):
Continuing operations	(48,905)	(25,003)	26,608	23,047	(24,253)
Discontinued operations	(59,794)	(15,018)	21,560	13,545	(39,707)
Loss on extinguishment of debt(4):
Continuing operations	—	65,812	—	—	65,812
Unrealized (gain) loss related to changes in fair value of derivatives(5):
Continuing operations	—	25,319	8,470	7,334	41,123
Discontinued operations	—	(72,477)	16,899	(6,665)	(62,243)

MFFO attributable to common stockholders	$(32,088)	$(102,787)	$64,080	$(82,256)	$(153,051)

Weighted average number of shares of common stock outstanding (basic and diluted)	10,172,805	12,114,212	12,168,513	14,496,871	12,249,900

Net loss per share (basic and diluted)	$(0.06)	$(0.07)	$(0.07)	$(0.07)	$(0.27)

FFO per share (basic and diluted)	$—	$(0.01)	$—	$(0.01)	$(0.02)

MFFO per share (basic and diluted)	$—	$(0.01)	$0.01	$(0.01)	$(0.01)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(4)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance. The loss on extinguishment of debt includes non-recurring prepayment penalties.
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

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off balance sheet arrangements.

Contractual Obligations

As of December 31, 2015, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3 - 5	More than 5 years	Total
Development contracts on development properties(1)	$74,619,271	$2,033,479	$—	$—	$76,652,750
Mortgage note payable (principal and interest)(2)	1,065,552	2,661,645	2,661,645	25,385,876	31,774,718
Construction notes payable (principal and interest)	129,188,662	121,106,580	—	—	250,295,242

	$204,873,485	$125,801,704	$2,661,645	$25,385,876	$358,722,710

FOOTNOTE:

(1)	The amounts presented above represent accrued development costs as of December 31, 2015 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage note payables as of December 31, 2015.

Related Party Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. In addition, our chief executive officer, who is also chief executive officer and president of our Advisor, serves on the board of directors of Crescent Communities, LLC, an affiliate of our joint venture partner for one of our multifamily development projects. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. During the year ended December 31, 2015, three of our consolidated joint ventures made distributions payable to Crescent or its affiliates as a result of the dispositions of the properties respectively owned by the Crescent Alexander Springs Joint Venture, the Crescent Crosstown Joint Venture and the Crescent Cool Springs Joint Venture. See Item 8, “Financial Statements and Supplementary Data”, Item 13, “Certain Relationships and Related Transactions, and Director Independence”, Note 9, “Related Party Arrangements” for a discussion of the various related party transactions, agreements and fees.

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

Income Taxes

We have elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, we are generally subject to federal corporate income taxes and may be subject to excise taxes on undistributed taxable income. We or our subsidiaries may be subject the certain state and local taxes on our income and property.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2016	2017	2018	2019	2020	Thereafter	Total	Approximate Fair Value
Variable rate debt	$123,075,647	$81,553,132	$38,062,110	$686,084	$703,156	$25,129,487	$269,209,616	$269,000,000

Average interest rate(1)	3.01%	2.74%	2.91%	2.74%	2.74%	2.74%	2.89%

FOOTNOTE:

(1)	As of December 31, 2015 we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of December 31, 2015, would increase annual interest expense by approximately $2.3 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

CNL Growth Properties, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of CNL Growth Properties, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted accounting standards update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for reporting discontinued operations in 2015.

/s/ PricewaterhouseCoopers LLP

Orlando, Florida

March 18, 2016

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $266,331,141 and $129,124,537, respectively)	$299,452,292	$158,589,952
Construction in process, including land (including VIEs $114,367,104 and $123,940,126, respectively)	119,031,154	130,627,327

Total real estate assets, net	418,483,446	289,217,279
Real estate held for sale (including VIEs $0 and $131,170,189, respectively)	—	134,316,248
Cash and cash equivalents (including VIEs $8,086,954 and $6,689,103, respectively)	19,016,194	47,691,457
Restricted cash (including VIEs $1,058,010 and $2,268,472, respectively)	1,369,515	2,466,585
Loan costs, net (including VIEs $1,696,159 and $2,852,828, respectively)	2,183,777	3,671,109
Other assets (including VIEs $1,165,593 and $701,200, respectively)	1,613,635	913,822

Total Assets	$442,666,567	$478,276,500

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $240,994,616 and $226,346,599, respectively)	$269,209,616	$254,561,600
Accrued development costs (including VIEs $18,265,802 and $23,768,886, respectively)	18,265,802	23,768,886
Due to related parties	1,650,788	1,510,550
Accounts payable and other accrued expenses (including VIEs $4,436,485 and $2,047,929, respectively)	4,973,131	2,542,519
Other liabilities (including VIEs $594,221 and $1,903,520, respectively)	678,702	1,982,012

Total Liabilities	294,778,039	284,365,567

Commitments and contingencies (Note 11)

Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 issued and 22,526,171 outstanding	225,262	225,262
Capital in excess of par value	170,792,081	170,792,081
Accumulated income (deficit)	18,895,225	(12,007,405)
Accumulated cash distributions	(67,578,518)	—

Total Stockholders’ Equity	122,334,050	159,009,938
Noncontrolling interests	25,554,478	34,900,995

Total Equity	147,888,528	193,910,933

Total Liabilities and Equity	$442,666,567	$478,276,500

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rental income from operating leases	$30,473,600	$14,080,893	$3,132,717
Other property revenues	2,473,481	1,228,725	409,509

Total revenues	32,947,081	15,309,618	3,542,226

Expenses:
Property operating expenses	16,462,866	8,488,871	2,658,774
General and administrative	3,210,332	2,850,632	2,088,144
Asset management fees, net of amounts capitalized	2,348,250	1,070,864	322,955
Property management fees	1,262,453	763,681	275,707
Acquisition fees and expenses, net of amounts capitalized	16,462	76,046	47,103
Depreciation	10,433,749	5,946,416	2,039,968

Total operating expenses	33,734,112	19,196,510	7,432,651

Operating loss	(787,031)	(3,886,892)	(3,890,425)

Other income (expense):
Fair value adjustments and other income (expense)	(16,476)	55,165	(40,005)
Interest expense and loan cost amortization, net of amounts capitalized	(5,127,058)	(1,485,912)	(554,186)
Loss on extinguishment of debt	(87,047)	(59,573)	—

Total other income (expense)	(5,230,581)	(1,490,320)	(594,191)
Income tax expense	(89,192)	(42,696)	—

Loss from continuing operations	(6,106,804)	(5,419,908)	(4,484,616)
Income from discontinued operations, net of tax	26,556,668	2,378,499	586,384

Net income (loss) before gains on sale of real estate and easement	20,449,864	(3,041,409)	(3,898,232)
Gain on sale of real estate, net of tax of $1,224,844	61,208,195	—	—
Gain on sale of easement	603,400	—	—

Net income (loss) including noncontrolling interests	82,261,459	(3,041,409)	(3,898,232)
Net (income) loss attributable to noncontrolling interests:
Continuing operations	(37,899,343)	897,670	645,371
Discontinued operations	(13,459,486)	(45,265)	(29,358)

Net (income) loss attributable to non-controlling interests	(51,358,829)	852,405	616,013

Net income (loss) attributable to common stockholders	$30,902,630	$(2,189,004)	$(3,282,219)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$0.79	$(0.21)	$(0.32)
Discontinued operations	0.58	0.11	0.05

Net income (loss) per share of common stock (basic and diluted)	$1.37	$(0.10)	$(0.27)

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	21,361,725	12,249,900

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit	Accumulated Cash Distributions	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2012	7,456,989	$74,570	$57,058,592	$(6,536,182)	$—	$50,596,980	$9,849,660	$60,446,640
Subscriptions received for common stock through public offering	7,190,074	71,900	75,323,160	—	—	75,395,060	—	75,395,060
Redemptions of common stock	(70,699)	(707)	(686,901)	—	—	(687,608)	—	(687,608)
Stock issuance and offering costs	—	—	(11,059,196)	—	—	(11,059,196)	—	(11,059,196)
Stock distributions	816,952	8,170	(8,170)	—	—	—	—	—
Contributions from noncontrolling interests	—	—	—	—	—	—	14,644,810	14,644,810
Distributions to noncontrolling interests	—	—	—	—	—	—	(463,363)	(463,363)
Net loss	—	—	—	(3,282,219)	—	(3,282,219)	(616,013)	(3,898,232)

Balance at December 31, 2013	15,393,316	$153,933	$120,627,485	$(9,818,401)	$—	$110,963,017	$23,415,094	$134,378,111
Subscriptions received for common stock through public offering	5,985,914	59,859	65,336,467	—	—	65,396,326	—	65,396,326
Redemptions of common stock	(40,447)	(404)	(399,781)	—	—	(400,185)	—	(400,185)
Stock issuance and offering costs	—	—	(9,490,715)	—	—	(9,490,715)	—	(9,490,715)
Stock distributions	1,187,388	11,874	(11,874)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	(5,269,501)	—	—	(5,269,501)	(256,324)	(5,525,825)
Contributions from non-controlling interests	—	—	—	—	—	—	14,744,367	14,744,367
Return of capital to non-controlling interest	—	—	—	—	—	—	(1,488,162)	(1,488,162)
Distributions to noncontrolling interests	—	—	—	—	—	—	(661,575)	(661,575)
Net loss	—	—	—	(2,189,004)	—	(2,189,004)	(852,405)	(3,041,409)

Balance at December 31, 2014	22,526,171	$225,262	$170,792,081	$(12,007,405)	$—	$159,009,938	$34,900,995	$193,910,933
Cash distributions, declared and paid ($3.00 per share)	—	—	—	—	(67,578,518)	(67,578,518)	—	(67,578,518)
Contributions from non-controlling interests	—	—	—	—	—	—	1,942,204	1,942,204
Return of capital to non-controlling interest	—	—	—	—	—	—	(12,805,147)	(12,805,147)
Distributions to noncontrolling interests	—	—	—	—	—	—	(49,842,403)	(49,842,403)
Net income	—	—	—	30,902,630	—	30,902,630	51,358,829	82,261,459

Balance at December 31, 2015	22,526,171	$225,262	$170,792,081	$18,895,225	$(67,578,518)	$122,334,050	$25,554,478	$147,888,528

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss), including amounts attributable to noncontrolling interests	$82,261,459	$(3,041,409)	$(3,898,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,433,749	6,811,281	3,528,879
Amortization of above- and below-market leases	—	—	17,983
Amortization of loan costs	557,379	212,182	142,282
Amortization of lease costs	—	—	23,474
Loss on extinguishment of debt	905,451	92,361	69,276
Prepayment penalties on loans	(282,485)	—	—
Gain on sale of real estate held for sale	(89,847,236)	(1,219,693)	—
Gain on sale of easement	(603,400)	—	—
Unrealized loss (gain) from change in fair value of interest rate caps	75,712	243,045	(19,827)
Straight line rent adjustments	(72,649)	(374,359)	(61,161)
Changes in operating assets and liabilities:
Other assets	(588,355)	120,300	(349,311)
Due to related parties	140,238	226,736	216,155
Accounts payable and other accrued expenses	2,277,216	1,167,872	794,940
Other liabilities	(15,914)	42,825	207,625

Net cash provided by operating activities	5,241,165	4,281,141	672,083

Investing Activities:
Development property costs, including land and capital expenditures	(142,976,241)	(203,727,989)	(123,852,264)
Collection of advance to municipality utility district	—	1,313,975	—
Advance to municipality utility district	—	—	(1,313,975)
Capital expenditures on real estate held for sale	—	(181,951)	(381,125)
Payment of lease costs on real estate held for sale	—	—	(315,488)
Proceeds from sale of properties	222,961,667	14,986,333	—
Proceeds from sale of easement	675,000	—	—
Changes in restricted cash	1,097,070	(311,233)	(2,155,352)

Net cash provided by (used in) investing activities	81,757,496	(187,920,865)	(128,018,204)

Financing Activities:
Subscriptions received for common stock through public offering	—	65,396,326	75,395,060
Stock issuance and offering costs	—	(9,587,242)	(11,074,820)
Redemptions of common stock	—	(767,390)	(828,116)
Cash distributions paid on common stock	(67,578,518)	—	—
Proceeds from mortgage and construction notes payable	125,967,686	173,864,602	94,124,637
Payments of mortgage and construction notes payable	(111,319,670)	(36,663,212)	(21,244,077)
Payment of loan costs	(480,876)	(2,478,530)	(2,029,976)
Purchase of interest rate caps	(72,200)	(126,780)	(145,980)
Purchase of non-controlling interest	—	(5,525,825)	—
Advance from affiliate of noncontrolling interest	15,000	461,000	1,500,000
Repayment of advance from affiliate of non-controlling interest	(1,500,000)	(1,164,012)	—
Contributions from noncontrolling interests	1,942,204	14,244,367	12,944,063
Distributions to noncontrolling interests	(62,647,550)	(2,149,737)	(463,363)

Net cash (used in) provided by financing activities	(115,673,924)	195,503,567	148,177,428

Net Increase (Decrease) in Cash and Cash Equivalents	(28,675,263)	11,863,843	20,831,307
Cash and Cash Equivalents at Beginning of Year	47,691,457	35,827,614	14,996,307

Cash and Cash Equivalents at End of Year	$19,016,194	$47,691,457	$35,827,614

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended December 31,
	2015	2014	2013
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $3.0 million, $3.5 million and $1.2 million, respectively	$4,580,978	$1,298,571	$1,039,071

Cash paid for income tax	$412,900	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$18,265,802	$23,768,886	$15,805,117

Loan costs	$—	$1,193	$1,094

Stock issuance and offering costs	$—	$—	$96,527

Redemptions of common stock	$—	$—	$367,205

Loan costs amortization capitalized on development properties	$808,735	$1,063,153	$507,601

Noncontrolling interests non-cash contributions	$—	$500,000	$1,700,747

Noncontrolling interests construction advance	$—	$703,012	$—

Stock distributions declared (at par)	$—	$11,874	$8,170

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is a Delaware limited liability company and a wholly owned affiliate of CNL Financial Group, LLC, the Company’s sponsor (“CNL” or the “Sponsor”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.

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

As of December 31, 2015, the Company owned interests in 13 Class A multifamily properties, eight of which were operational and as to which development was substantially complete and five of which were under development, including one of which was partially operational. The Company had a total of 2,570 completed apartment units as of December 31, 2015 and expects to have more than 3,700 units once construction is completed on its properties under development.

Twelve of the Company’s multifamily properties are owned through a joint venture in which it has co-invested with an affiliate of a national or regional multifamily developer (including the property held for sale). The Company also wholly owns one property.

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

DECEMBER 31, 2015

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

Capitalized Interest – The Company capitalizes interest and the amortization of loan costs as a cost of development using the weighted average interest rate of the Company’s total outstanding indebtedness and based on its weighted average expenditures for its development properties for the period. Capitalization of interest for a particular development project begins when expenses related to the project have been made, activities necessary to get the project ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. During the years ended December 31, 2015, 2014 and 2013, the Company incurred interest expense and loan cost amortization of approximately $8.9 million, $5.5 million and $1.7 million, respectively, of which $3.8 million, $4.0 million and $1.1 million, respectively, was capitalized according to this policy.

Real Estate – Buildings and improvements are depreciated on the straight-line method over their estimated useful lives, which generally are 39 and 15 years, respectively. Furniture, fixtures and equipment are depreciated on the straight-line method over their estimated useful lives, which generally are three to five years.

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and replacements, which improve or extend the life of the asset, are capitalized.

Real Estate Held For Sale – The Company presents the assets of any properties which have been sold, or otherwise qualify as held for sale, separately in the consolidated balance sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s consolidated statements of operations. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell. Subsequent to classification of an asset as held for sale, no further depreciation or amortization relating to the asset are recorded. The Company classifies assets held for sale as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. For those assets qualifying for classification as discontinued operations, the specific components of net income (loss) are presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale that qualify as discontinued operations will be presented as discontinued operations when recognized.

Derivative Instruments – The Company currently holds four interest rate caps. As required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The Company does not use derivatives for speculative purposes but instead uses derivatives to manage its exposure to increases in interest rates. Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in fair value adjustments and other income (expense) in the accompanying consolidated statements of operations. For all interest rate caps held during the years ended December 31, 2015, 2014 and 2013, management determined not to elect hedge accounting for financial reporting purposes.

Other Liabilities – In connection with obtaining the construction loan for Remington Fairfield Joint Venture in September 2013, an affiliate of the Company’s co-venture partner funded $1.5 million in cash to the joint venture as required by the lender to serve as additional collateral for the loan. Upon completion of the Remington Fairfield Property and achievement of a 1.20x debt service coverage ratio, the $1.5 million, plus accrued interest earned, was repaid to the affiliate of the Company’s co-venture partner in October 2015.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

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

As of December 31, 2015, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Restricted Cash – Restricted cash is generally comprised of resident security deposits for the Company’s operational multifamily properties located in certain states, and certain escrow deposits for real estate taxes and property insurance. In addition, the Company had $1.4 million of restricted cash at December 31, 2014, which served as additional collateral for the construction loan for the Remington Fairfield Joint Venture until the restriction was released in October 2015 upon the completion of development of the Remington Fairfield Property and certain other requirements.

Rental Income from Operating Leases – Rental income related to leases is recognized on an accrual basis when due from residents, on a monthly basis. Rental revenues for leases with uneven payments are recognized on a straight-line basis over the term of the lease.

Acquisition Fees and Expenses – Acquisition fees and expenses, including investment services fees and expenses, and closing costs in connection with purchase of the property, associated with transactions deemed to be business combinations, are expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase are capitalized. The Company incurred approximately $1.1 million, $3.5 million and $3.9 million in acquisition fees and expenses during the years ended December 31, 2015, 2014 and 2013, respectively, including approximately $1.1 million, $3.4 million and $3.9 million, respectively, which have been capitalized as a part of the costs of the properties under development.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

2.	Summary of Significant Accounting Policies (continued)

Loan Costs – Financing costs paid in connection with obtaining debt are deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2015 and 2014, accumulated amortization of loan costs was approximately $2.5 million and $2.4 million, respectively.

Income Taxes – The Company has elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, the Company generally is subject to federal corporate income taxes and may be subject to excise tax on undistributed taxable income. The Company and its subsidiaries may be subject to certain state and local taxes on is income and property.

As a REIT and to the extent it distributes all its taxable income, the Company will not have any federal income tax liability. As of December 31, 2015, the Company had state net operating loss carryforwards of approximately $9.9 million which will begin to expire in 2030. The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions. The tax years 2012 through 2015 remain subject to examination by taxing authorities.

Net Income (Loss) per Share – Net income (loss) per share was calculated based upon the weighted average number of shares of common stock outstanding. For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions are treated as if they were issued and outstanding as of the beginning of each period presented. Therefore, the weighted average number of shares outstanding for the quarters ended March 31, 2014 and June 30, 2014 and the years ended December 31, 2013 and 2012 has been revised to include stock distributions declared and issued through September 30, 2014, as if they were outstanding as of the beginning of each period presented. The Company suspended its stock redemption plan effective September 10, 2014 and declared no stock distributions after October 1, 2014.

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

DECEMBER 31, 2015

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

Reclassifications — Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation with no effect on previously reported total assets and total liabilities, net loss or stockholders’ equity. The results of operations of the real estate properties that are classified as discontinued operations are reflected in discontinued operations for all periods presented.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company adopted this ASU effective January 1, 2016, and has determined that the adoption of this ASU will not have a significant effect on its consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company adopted this ASU effective January 1, 2016, and has determined that the adoption of this ASU will not have a significant effect on its consolidated financial position, results of operations or cash flows.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

3.	Acquisitions

During each of the years ended December 31, 2015 and 2014, the Company acquired an ownership interest in one and five, respectively, consolidated joint ventures, each of which was developing one of the following properties:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest(1)		Land Contract Purchase Price (in millions)

2015 Acquisitions

Hampton Roads Suffolk, VA (the “Hampton Roads Property”)	04/30/15	The Bainbridge Companies, LLC(2)	90%		$5.2

Total					$5.2

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest(1)		Land Contract Purchase Price (in millions)

2014 Acquisitions

Crescent Gateway Altamonte Springs, FL (the “Crescent Gateway Property”)	01/31/14	Crescent Communities, LLC(2)	60%		$4.5
Aura at The Rim San Antonio, TX (the “Aura at The Rim Property”)	02/18/14	Trinsic Residential Group LP(2)	54%		5.8
Oxford Square Hanover, MD (the “Oxford Square Property”)	03/07/14	Woodfield Investments, LLC(2)	95	%(3)	9.9
Haywood Place Greenville, SC (the “Haywood Place Property”)	10/15/14	Daniel Haywood, LLC(2)	90%		4.3
Aura on Broadway Tempe, AZ (the “Aura on Broadway Property”)	12/12/14	Trinsic Residential Group, LP(2)	90%		3.8

Total					$28.3

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

3.	Acquisitions (continued)

FOOTNOTES:

(1)	The properties were acquired through joint ventures with third parties. In each of the joint venture arrangements, the Company is the managing member and the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.
(2)	This property is owned through a joint venture in which this entity or one of its affiliates (i) is the Company’s joint venture partner, (ii) serves as developer, and in some cases, the general contractor of the project, and (iii) provides any lender required guarantees on the loan. In addition, for certain properties an affiliate of this entity will serve as property manager of the property once operations commence.
(3)	As of the date of acquisition, the Company’s initial ownership interest in the Oxford Square Property was 60%. However, in accordance with the terms of the joint venture agreement, the joint venture obtained a construction loan in June 2014 and the Company’s ownership interest in the joint venture increased to 95% with an additional capital contribution by the Company and a partial return of capital to the Company’s joint venture partner.

4.	Variable Interest Entities

As of December 31, 2015, the Company has entered into twelve separate joint venture arrangements in connection with the development and ownership of its multifamily properties. In connection therewith, the Company determined that each of the joint ventures in which it has invested is a VIE because it believes there is insufficient equity at risk due to the development nature of each venture. As a result of rights held under each of the respective agreements, the Company has determined that it is the primary beneficiary of these VIEs and holds a controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impact the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity.

In April 2014, the Company’s consolidated subsidiary that owns the Whitehall Property in Charlotte, North Carolina (the “Whitehall Joint Venture”) refinanced its original construction loan. In connection therewith, the Company received a return of a portion of its equity investment in the Whitehall Joint Venture, of which it used approximately $5.5 million to purchase its joint venture partner’s 5% interest in the Whitehall Joint Venture. Effective April 2014, the Company owned a 100% interest in Whitehall Joint Venture. Since the Company controlled the Whitehall Joint Venture prior to the purchase of its joint venture partner’s interest, there was no change in control of the Whitehall Joint Venture and the purchase, including related transaction costs, has been accounted for as a reclassification of equity. The Company’s acquisition of the noncontrolling interest was deemed a reconsideration event and the Company determined that this now wholly-owned entity was no longer a variable interest entity. As a result, as of December 31, 2015 and 2014, the transactions and accounts for the remaining twelve joint ventures determined to be VIEs, are included in the accompanying consolidated financial statements. The creditors of the VIEs do not have general recourse to the Company.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

5.	Real Estate Assets

As of December 31, 2015 and 2014, real estate assets consisted of the following:

	December 31, 2015	December 31, 2014
Operating real estate assets:
Land and land improvements	$67,323,471	$31,225,633
Buildings and improvements	218,771,542	122,152,091
Furniture, fixtures and equipment	27,228,791	10,372,371
Less: accumulated depreciation	(13,871,512)	(5,160,143)

Operating real estate assets, net	299,452,292	158,589,952
Construction in process, including land	119,031,154	130,627,327

Total real estate, net	$418,483,446	$289,217,279

For the years ended December 31, 2015, 2014 and 2013, depreciation expense on the Company’s real estate assets was approximately $10.4 million, $5.9 million and $2.0 million, respectively.

6.	Real Estate Held for Sale

During the year ended December 31, 2015, the Company sold its Long Point property and the three Crescent Properties. No disposition fee was payable to the Advisor on the sale of these properties. In connection with these transactions, the Company received aggregate net sales proceeds net of closing costs of approximately $223.0 million resulting in aggregate gains, net of tax of approximately $88.6 million, of which approximately $61.2 million was recorded in income from continuing operations and $27.4 million was recorded in income from discontinued operations in the accompanying consolidated statements of operations. Furthermore, of the aggregate gains, net of tax, of approximately $88.6 million, approximately $37.5 million was allocable to common stockholders.

The Company accounted for the revenues and expenses related to the Crescent Properties classified as held for sale as income from continuing operations because the disposition of these three properties on an individual basis would neither cause a strategic shift in the Company nor were they considered to have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08. However, the dispositions of the Crescent Properties represented individually significant components. The Company recorded net income (loss) from continuing operations related to the Crescent Properties held for sale of approximately $61.7 million (including a gain on sale of real estate of approximately $61.2 million) for the year ended December 31, 2015, of which approximately $23.6 million is attributable to common stockholders.

In 2011, the Company acquired the Gwinnett Center, a three building office complex that was a lender owned, or “REO,” property with the investment objective of increasing net operating income through the lease-up of existing vacancies and repositioning of the property. During the year ended December 31, 2013, due to continuing trends and favorable market conditions in multifamily development and the Company increased focus on multifamily development, the Company decided to pursue a potential sale of the Gwinnett Center. In March 2014, the Company sold the Gwinnett Center and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million for financial reporting purposes, which was included in income from discontinued operations for the year ended December 31, 2014 in the accompanying consolidated statements of operations. There was no disposition fee payable to the Advisor related to the sale of the Gwinnett center.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

6.	Real Estate Held for Sale (continued)

During 2015, the Company sold four properties and as of December 31, 2015, there were no assets held for sale. As of December 31, 2014 real estate held for sale consisted of the following:

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

The financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property and Gwinnett Center from loss from continuing operations to income from discontinued operations for all periods presented. In January 2015 and March 2014, the Company sold the Long Point Property and Gwinnett Center, respectively, and received sales proceeds net of closing costs of approximately $54.4 million and $15.0 million, respectively, resulting in a gain of approximately $27.4 million and $1.2 million, respectively, for financial reporting purposes, which were included in income from discontinued operations for the years ended December 31, 2015, 2014, and 2013, respectively, in the accompanying consolidated statements of operations. Of the $27.4 million and $1.2 million in gains recognized on the sale of the Long Point Property and Gwinnett Center, respectively, approximately $13.9 million and $1.2 million, respectively, were allocable to common stockholders.

The following is a summary of income (loss) from discontinued operations for the years ended December 31:

	2015	2014	2013

Revenues	$190,068	$5,297,476	$6,546,821
Expenses	(184,920)	(2,787,177)	(3,760,722)
Depreciation and amortization	—	(864,865)	(1,488,912)

Operating income	5,148	1,645,434	1,297,187

Fair value adjustments and other income (expense)	1	(104,333)	—
Interest expense, net of amounts capitalized	(44,274)	(349,508)	(710,803)
Loss on extinguishment of debt	(818,404)	(32,787)	—
Gain on sale of property	27,414,197	1,219,693	—

Total other income (expense)	26,551,520	733,065	(710,803)

Income from discontinued operations	$26,556,668	$2,378,499	$586,384

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

7.	Indebtedness

The following table provides details of the Company’s indebtedness as of December 31, 2015 and 2014:

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)	Net Book Value of Collateral as of December 31, 2015 (in millions)
	2015	2014
Class A Multifamily:
Operating:
Whitehall Property Mortgage Loan	$28.2	$28.2	LIBOR plus 2.31%, adjusted monthly(1)(3)	Monthly interest only payments through May 2016, then principal and interest monthly installments calculated based on a 30-year amortization.	5/1/21	$28.2	$25.6

Aura Castle Hills Property Mortgage Construction Loan	24.4	23.8	Lender’s prime rate plus 0.1%, or LIBOR plus 2.6%, adjusted monthly(1)	Monthly interest only payments through the initial term and first extension period, then principal installments of $22,762 plus interest until maturity.	11/30/16 (plus one additional 12-month extension)(2)	24.4	32.2

Aura Grand Property Mortgage Construction Loan	21.5	21.0	Lender’s prime rate plus 0.5%, or LIBOR plus 2.75%, adjusted monthly(1)	P&I monthly installments calculated based on a 30-year amortization.	12/20/16 (plus one additional 12-month extension)(4)	21.5	29.4

REALM Patterson Place Deed of Trust Construction Loan	26.6	24.2	LIBOR plus 2.0%, adjusted monthly, with a minimum interest rate of 3.25%(1)(3)	Monthly interest only payments throughout the term. Principal due on maturity, including extension periods.	6/26/16 3 year initial term (plus two additional 12-month extensions)	28.1	37.0

Remington Fairfield Mortgage Construction Loan	19.8	18.0	LIBOR plus 2.65%, adjusted monthly(1)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization.	9/24/16 (plus two additional 12-month extensions)	21.7	29.4

City Walk Mortgage Construction Loan	30.4	11.0	LIBOR plus 2.20%, adjusted monthly(1)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization.	11/15/16 (plus two additional 12-month extensions)	32.5	44.9

Premier at Spring Town Center Mortgage Construction Loan	30.4	18.5	LIBOR plus 2.25%, adjusted monthly(1)(3)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization.	6/20/17 (plus one additional 18-month extension)	32.1	43.7

Oxford Square Property Construction Loan	30.0	1.8	LIBOR plus 2.50%, adjusted monthly(1)	Monthly interest only payments through the initial term, then principal and interest monthly installments calculated based on a 30-year amortization.	6/26/18 (plus additional 12-month extension)	35.9	48.6

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

7.	Indebtedness (continued)

Property and Related Loan	Outstanding Principal Balance (in millions)			Interest Rate		Payment Terms		Maturity Date		Total Loan Capacity Amount (in millions)		Net Book Value of Collateral as of December 31, 2015 (in millions)
	2015		2014
Under Development:
Crescent Gateway Property Construction Loan	23.6		5.0	LIBOR plus 2.40%, adjusted monthly(1)		Monthly interest only payments throughout the initial term. If extended, then principal payments of $31,000 plus interest until maturity.		7/31/17 (plus additional 18-month extension)		28.5		37.3

Aura at The Rim Property Construction Loan	21.6		1.9	LIBOR plus 2.25%, adjusted monthly(1)		Monthly interest only payments through the initial term. If extended, then principal installments of $29,200 plus interest until maturity.		4/17/17 (plus an additional 24-month extension)		27.7		37.4

Haywood Place Construction Loan	3.0		—	LIBOR plus 2.15%, adjusted monthly(1)		Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum.		4/15/18 (plus additional 18-month extension)		25.0		17.9

Aura on Broadway Construction Loan	5.4		—	LIBOR plus 2.45%, adjusted monthly(1)		Monthly interest only payments through the initial term, then monthly principal installments of $19,241 plus interest until maturity.		12/12/17 (plus two additional 12-month extensions)		20.7		17.2

Hampton Roads Property Construction Loan	4.3		—	LIBOR plus 2%, minimum 3% interest rate adjusted monthly(3)		Monthly interest only payments through April 2018; principal due on maturity, including extension periods.		4/28/18 (plus additional 12-month extension)		25.3		17.9

Sold Properties:
Long Point Property Mortgage Loan		(5)	28.3		(5)		(5)		(5)		(5)		(5)

Crescent Alexander Village Property Mortgage Construction Loan		(5)	20.8		(5)		(5)		(5)		(5)		(5)

Crescent Crosstown Property Mortgage Construction Loan(6)		(5)	26.5		(5)		(5)		(5)		(5)		(5)

Crescent Cool Springs Deed of Trust Construction Loan(7)		(5)	25.6		(5)		(5)		(5)		(5)		(5)

Total	$269.2		$254.6							$351.6		$418.5

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

7.	Indebtedness (continued)

FOOTNOTES:

(1)	As of December 31, 2015, one month LIBOR was 0.43%.
(2)	In October 2015, the Aura Castle Hills Joint Venture, the Company’s consolidated joint venture which developed the Aura Castle Hills Property, exercised its option to extend the maturity date by one year to November 30, 2016.
(3)	The joint venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this construction loan. See Note 8, “Derivatives.”
(4)	In November 2015, the Aura Grand Joint Venture, the Company’s consolidated joint venture which developed the Aura Grand Property, exercised its option to extend the maturity date by one year to December 20, 2016.
(5)	These properties sold during the year ended December 31, 2015. Upon the sale of each property, the Company repaid the corresponding debt.
(6)	In February 2015, the Crescent Crosstown Joint Venture, the Company’s consolidated joint venture which developed the Crescent Crosstown Property, modified its original development and construction loan which had an outstanding principal balance of $26.5 million which matured in March 2015. The Company modified the original loan with the existing lender into a new $30 million variable rate loan with an interest rate of LIBOR plus 1.95% and extended the maturity by one year to March 27, 2016. The Company repaid this debt in connection with the sale of the Crescent Crosstown Property in October 2015.
(7)	This loan, which was repaid in 2015, had unused letters of credit of $1.8 million as of December 31, 2014.

Maturities of indebtedness for the next five years and thereafter, in aggregate, assuming the terms of the loans are not extended, were the following as of December 31, 2015:

2016	$123,075,647
2017	81,553,132
2018	38,062,110
2019	686,084
2020	703,156
Thereafter	25,129,487

$269,209,616

As of December 31, 2015, the estimated fair market value and carrying value of the Company’s debt were approximately $269.0 million and $269.2 million, respectively. The estimated fair market value and carrying value of the Company’s debt were approximately $256.0 million and $254.6 million, respectively, as of December 31, 2014. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of December 31, 2015 and 2014 because of the relatively short maturities of the obligations.

None of the Company’s loan documents contain affirmative, negative or financial covenants.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

In April 2015, the Hampton Roads Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $25.3 million mortgage note secured by the Hampton Roads Property. The Hampton Roads Property Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 1% by obtaining a maximum interest rate cap through April 2017.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate caps utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and has determined that the credit valuation adjustments on the overall valuation adjustments are not significant to the overall valuation of its interest rate caps. As a result, the Company determined that its interest rate cap valuation in its entirety is classified in Level 2 of the fair value hierarchy. Determining fair value requires management to make certain estimates and judgments. Changes in assumptions could have a positive or negative impact on the estimated fair values of such instruments which could, in turn, impact the Company’s results of operations.

As of December 31, 2015, the aggregate fair value of the interest rate caps was approximately $0.02 million and was included in other assets on the Company’s consolidated balance sheet. For the years ended December 31, 2015 and 2014, the Company recognized unrealized losses of $0.08 million and $0.1 million, respectively, and for the year ended December 31, 2013, recognized an unrealized gain of $0.02 million in fair value adjustments and other income (expense) due to changes in the fair value of the interest rate caps.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

9.	Related Party Arrangements (continued)

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

The Company will pay the Advisor a disposition fee in an amount equal to (i) in the case of the sale of real property, the lesser of (A) one-half of a competitive real estate commission, or (B) 1% of the sales price of such property, and (ii) in the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, such affiliate is properly licensed. No disposition fee was payable on the sale of Gwinnett, Long Point, Crescent Alexander Village, Crescent Crosstown or Crescent Cool Springs.

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

Property Manager – Pursuant to a master property management agreement, the Property Manager may receive property management fees of 4.3% of gross revenues for the Company’s properties managed by the Property Manager and the Property manager also received a property oversight fee of 0.2% of gross revenues (as defined by the master property management agreement) for oversight services over the entire portfolio of the Company’s properties. During each of the years ended December 31, 2015, 2014 and 2013, the Property Manager received property management fees of approximately $0.1 million.

CNL Capital Markets Corp. – CNL Capital Markets Corp., an affiliate of CNL, received fees for investor set up and annual maintenance for providing certain administrative services to the Company pursuant to a services agreement. These fees are presented in the table below in investor administrative service fees.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

9.	Related Party Arrangements (continued)

For the years ended December 31, 2015, 2014 and 2013, the Company incurred the following fees and reimbursable expenses due to related parties, including the managing dealer of the Company’s offerings, which is an affiliate of the Company’s Advisor, the Advisor, its affiliates and other related parties:

	Year Ended December 31,
	2015	2014	2013
Selling commissions (1)	$—	$4,332,800	$5,066,677
Marketing support fees (1)	—	1,869,583	2,207,823

	—	6,202,383	7,274,500

Reimbursable expenses:
Offering costs(1)(2)	—	3,279,232	3,784,696
Investor administrative service fees(3)	135,000	135,000	63,001
All other operating and acquisition expenses(4)(5)	1,116,899	1,161,441	969,583

	1,251,899	4,575,673	4,817,280

Investment services fees(6)	609,370	2,623,446	2,805,989
Asset management fees(6)	3,343,893	2,390,738	1,098,709
Property management fees(7)	63,376	55,682	86,752
Financing coordination fee(8)	—	282,150	285,000

	$5,268,538	$16,130,072	$16,368,230

FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the consolidated statement of equity for each period presented.
(2)	Includes $0.01 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the year ended December 31, 2013. The reimbursable expenses include components of salaries, benefits and other overhead charges. No such reimbursable expenses were incurred during the years ended December 31, 2015 and 2014.
(3)	Investor administrative service fees are included in general and administrative expenses for each period presented.
(4)	All other operating and acquisition expenses of $1.1 million, $1.1 million and $0.93 million are included in general and administrative expenses for the years ended December 31, 2015, 2014 and 2013, respectively. The remaining operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for all periods presented.
(5)	Includes $0.09 million, $0.07 million and $0.08 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2015, 2014 and 2013. The reimbursable expenses include components of salaries, benefits and other overhead charges.
(6)	For the years ended December 31, 2015, 2014 and 2013, all of the investment services fees and approximately $1.0 million, $1.0 million and $0.4 million, respectively, of asset management fees incurred by the Company above were capitalized as part of the cost of development properties. Asset management fees, net of amounts capitalized, are included in asset management fees, net of amounts capitalized. Asset management fees related to Gwinnett Center and the Long Point Property, included in the amounts above, are included in income (loss) from discontinued operations for each period presented.
(7)	Property management fees included in the amounts above related to Gwinnett Center and Long Point Property are included in income (loss) from discontinued operations for each period presented.
(8)	Financing coordination fee is included in loan costs, net.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

9.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2015	2014
Due to Property Manager:
Property management fees	$16,326	$12,255

Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,634,462	1,498,295

	$1,650,788	$1,510,550

Operating expenses did not exceed the Limitation for the Expense Year 2015 and Expense Year 2014. For the Expense Year ended December 31, 2013, the Company incurred $0.29 million of operating expenses in excess of the Limitation. The Company’s independent directors determined that such amounts in excess of the Limitation were justified based upon a number of factors including:

•	The time necessary to educate financial advisors and investors about the growth-orientation of the Company, and its stock distributions,

•	The Company’s strategy of investing in assets that require repositioning or development and the timing and amount of its initial investments, and

•	The operating expenses necessary as a public company.

Transactions with Other Related Parties – During the year ended December 31, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company with four of its multifamily development projects. In August 2014, the executive officer began serving the Company as chief executive officer and president, and he serves as chief executive officer and president of the Company’s Advisor. In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. In January 2014, the Crescent Gateway Joint Venture purchased the land located in Altamonte Springs, Florida for approximately $4.5 million from Crescent. In addition, during the years ended December 31, 2015 and 2014, approximately $0.7 million and $2.1 million, respectively, in development fees payable to Crescent or its affiliates were incurred and are included the Company’s consolidated financial statements as part of the cost of the applicable development projects.

Additionally, during the year ended December 31, 2015, three joint ventures with which Crescent is a joint venture partner completed the sale of the respective properties held by the joint ventures. In connection therewith, Crescent received a disproportionately higher share of net sales proceeds of approximately $45.0 million, which included a return of their invested capital in the joint ventures, in accordance with the respective joint venture agreements based on the Company having received certain minimum threshold returns.

10.	Stockholders’ Equity

Public Offering – Through the close of the Company’s Offerings on April 11, 2014, the Company had received aggregate offering proceeds of approximately $208.3 million.

Stock Issuance and Offering Costs – Through the close of the Company’s Offerings on April 11, 2014, the Company incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which were recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by the Company did not exceed 15% of the aggregate gross offering proceeds. Offering costs were funded by the Advisor and subsequently reimbursed by the Company subject to this limitation. For the years ended December 31, 2014 and 2013, the Company incurred approximately $9.5 million and $11.1 million, respectively, in stock issuance and other offering costs.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

10.	Stockholders’ Equity (continued)

Stock Distributions – On June 24, 2010, the Company’s board of directors authorized a daily stock distribution equal to 0.000219178 of a share of common stock on each outstanding share of common stock (which was equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day. Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, the Company’s board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represented an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly until the policy was terminated or amended by the board.

The Company’s board approved the termination of the stock distribution policy effective as of October 1, 2014 because the board believed that additional stock distributions no longer provided an economic benefit, and believed that stock distributions were not in the best interests of its existing stockholders. As a result, the Company did not declare any further stock distributions effective October 1, 2014. During the years ended December 31, 2014 and 2013, the Company declared 1,187,388 shares and 816,952 shares of common stock, respectively, as stock distributions. These distributions of new common shares were not taxable to the recipient stockholders when received.

Special Cash Distributions – In February 2015 and December 2015, the Company’s board of directors declared special cash distributions in the amount of $1.30 and $1.70, respectively, per share of common stock (the “Special Cash Distributions”). The Special Cash Distributions totaling approximately $67.6 million were paid in cash and were funded from the proceeds of refinancings and asset sales, including the 2015 sales of the Long Point Property and the Crescent Properties.

For the year ended December 31, 2015, approximately 6.1%, 47.4% and 46.5% of the cash distributions paid to stockholders were considered taxable as ordinary income, capital gain and return of capital, respectively, for federal income tax purposes. Of the 47.4% treated as capital gain, approximately 6.4% will be taxed as 1250 unrecaptured gain. No amounts distributed to stockholders for the years ended December 31, 2015 and 2014 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.

Redemption Plan – The Company had adopted a share redemption plan (the “Redemption Plan”) that allowed a stockholder who held shares for at least one year to request that the Company redeem their shares subject to conditions and limitations within the Redemption Plan.

During the year ended December 31, 2014, the Company utilized all funds available for redemption requests received under the Redemption Plan, and accepted redemption requests for 40,447 shares of common stock at an average redemption price of $9.90 per share for approximately $0.4 million. On September 15, 2014, the Company’s board approved the suspension of its Redemption Plan, and terminated the distribution reinvestment plan. Outstanding redemption requests of approximately 51,000 shares received in good order prior to September 10, 2014, were placed in the redemption queue. The Company did not accept or otherwise process any additional redemption requests after September 10, 2014. During the year ended December 31, 2013, the Company received and accepted redemption requests for 70,699 shares of common stock at an average redemption price of $9.73 per share for approximately $0.7 million. Redemptions were funded with offering proceeds. Shares redeemed were retired and not available for reissue.

11.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s five multifamily development properties under construction as of December 31, 2015, the Company has committed to fund approximately $58.4 million in remaining development and other costs as of December 31, 2015. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

12.	Concentration of Credit Risk

As of December 31, 2015, all of the Company’s properties were located in the southeastern and sunbelt regions of the United States, including five properties in Texas and two in North Carolina.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

13.	Income Tax

The provision for income tax expense from continuing operations was approximately $0.09 million and $0.04 million for the years ended December 31, 2015 and 2014, respectively. There was no provision for income tax expense from continuing operations for the year ended December 31, 2013.

For the year ended December 31, 2015, the Company incurred an income tax expense of approximately $1.2 million attributable to the gain on sale of property, which is recorded within gain on sale of real estate, net of tax in the accompanying consolidated statements of operations.

The Company does not have any deferred tax assets or liabilities.

A reconciliation of the income tax (benefit) expense computed at the statutory federal tax rate on income from continuing operations before income taxes and income taxes allocable to non-controlling interests is as follows:

	Year Ended December 31,
	2015	2014	2013
Tax (benefit)/expense computed at federal statutory rate	$(2,106,269)	$(1,896,968)	$(1,569,616)

Impact of REIT election	2,106,269	1,896,968	1,569,616
State income tax expense	89,192	42,696	—

Income tax expense	$89,192	$42,696	$—

The Company had net operating loss carry-forwards for state income tax purposes of approximately $9.9 million as of year ended December 31, 2015 to offset future taxable income. The net operating loss carry-forwards are set to expire beginning in 2030.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

14.	Selected Quarterly Financial Data (Unaudited)

The following table presents selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014:

2015 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$6,388,375	$7,853,753	$9,975,539	$8,729,414	$32,947,081

Loss from continuing operations	$(2,645,727)	$(1,128,613)	$(628,840)	$(1,703,624)	$(6,106,804)
Income from discontinued operations	26,065,668	—	491,000	—	26,556,668

Net income (loss) before gains on sale of real estate and easement	23,419,941	(1,128,613)	(137,840)	(1,703,624)	20,449,864
Gain on sale of real estate, net of tax	—	—	18,158,938	43,049,257	61,208,195
Gain on sale of easement	—	603,400	—	—	603,400

Net income (loss) including noncontrolling interests	23,419,941	(525,213)	18,021,098	41,345,633	82,261,459
Net income (loss) from continuing operations attributable to noncontrolling interests	357,450	(99,043)	(11,737,771)	(26,419,979)	(37,899,343)
Net income from discontinued operations attributable to non-controlling interests	(13,459,486)	—	—	—	(13,459,486)

Net income (loss) attributable to common stockholders	$10,317,905	$(624,256)	$6,283,327	$14,925,654	$30,902,630

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.10)	$(0.03)	$0.26	$0.66	$0.79

Discontinued operations	$0.56	$—	$0.02	$—	$0.58

Weighted average number of shares of common stock outstanding (basic and diluted)(1)	22,526,171	22,526,171	22,526,171	22,526,171	22,526,171

2014 Quarters	First	Second	Third	Fourth	Year
Revenues from continuing operations	$2,255,900	$3,217,386	$4,362,575	$5,473,757	$15,309,618

Loss from continuing operations	$(1,802,503)	$(1,023,676)	$(1,100,858)	$(1,492,871)	$(5,419,908)
Income from discontinued operations	1,579,644	199,339	242,922	356,594	2,378,499

Net loss	(222,859)	(824,337)	(857,936)	(1,136,277)	(3,041,409)
Net loss from continuing operations attributable to noncontrolling interests	327,727	176,090	230,057	163,796	897,670
Net income from discontinued operations attributable to non-controlling interests	(8,137)	(7,262)	(11,877)	(17,989)	(45,265)

Net income (loss) attributable to common stockholders	$96,731	$(655,509)	$(639,756)	$(990,470)	$(2,189,004)

Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.08)	$(0.03)	$(0.04)	$(0.06)	$(0.21)

Discontinued operations	$0.09	$—	$0.01	$0.01	$0.11

Weighted average number of shares of common stock outstanding (basic and diluted)(1)	18,040,112	22,292,778	22,526,171	22,526,171	21,361,725

FOOTNOTE:

(1)	For purposes of determining the weighted average number of shares of common stock outstanding, stock distributions issued through September 30, 2014 were treated as if they were outstanding for the full period presented. The Company’s board approved the termination of its stock distribution policy effective as of October 1, 2014.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).

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

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers as of March 10, 2016 were as follows:

Name	Age	Position
James M. Seneff, Jr.	69	Chairman of the Board and Director
Stephen P. Elker	64	Independent Director
James P. Dietz	51	Independent Director
Thomas K. Sittema	57	Chief Executive Officer and President
Tammy J. Tipton	55	Chief Financial Officer and Treasurer
Scott C. Hall	51	Senior Vice President of Operations
Holly J. Greer	44	General Counsel, Senior Vice President and Secretary
Ixchell C. Duarte	49	Senior Vice President and Chief Accounting Officer
John F. Starr	41	Chief Portfolio Management Officer

James M. Seneff, Jr. Chairman of the Board and Director. Mr. Seneff has served as chairman of the Company’s Board since August 2009 and a director since the Company’s inception in December 2008, and as a member of the board of managers of the Company’s Advisor since its inception in December 2008. Mr. Seneff has served as chairman of the board of Global Income Trust, Inc., a public, non-traded real estate investment trust (“REIT”) since April 2009, as a director since its inception in March 2009, and has served as a member of the board of managers of its advisor, CNL Global Income Advisors, LLC, since its inception in December 2008. He has served as chairman of the board of CNL Healthcare Properties, Inc., a public, non-traded REIT, since May 2011 and a director since its inception in June 2010, and as the chairman of its advisor, CNL Healthcare Corp., since its inception in June 2010. Mr. Seneff has served as chairman of the board and a director of CNL Lifestyle Properties, Inc., a public, non-traded REIT (2003 to present), and a director of the managing member of its former advisor, CNL Lifestyle Company, LLC (2003 to December 2010), and a director of its current advisor, CNL Lifestyle Advisor Corporation (December 2010 to present). He is the sole member of CNL Holdings, LLC (“CNL Holdings”) and has served as the chairman, chief executive officer and/or president of several of CNL Holdings’ subsidiaries, including chief executive officer and president (2008 to present) of CNL Financial Group, LLC, the Company’s sponsor; and as executive chairman (January 2011 to present), chairman (1988 to January 2011), chief executive officer (1995 to January 2011) and president (1980 to 1995) of CNL Financial Group, Inc., a diversified real estate company (“CNL”). Mr. Seneff serves or has served on the board of directors of the following CNL Holdings’ affiliates: CNL Hotels & Resorts, Inc., a public, non-traded REIT (1996 to April 2007), and its advisor, CNL Hospitality Corp. (1997 to June 2006 (became self-advised)); CNL Retirement Properties, Inc., a public, non-traded REIT, and its advisor, CNL Retirement Corp. (1997 to October 2006); CNL Restaurant Properties, Inc., a public, non-traded REIT, and its advisor (1994 to 2005 (became self-advised)); Trustreet Properties, Inc. (“Trustreet”), a publicly traded REIT (2005 to February 2007); National Retail Properties, Inc., a publicly traded REIT (1994 to 2005); CNL Securities Corp., a FINRA-registered broker-dealer and the managing dealer of the Company’s public offerings (1979 to present); and CNL Capital Markets Corp. (1990 to present). Mr. Seneff also served as the chairman and principal stockholder of CNLBancshares, Inc., from 1999 to 2015, which owned CNLBank until it merged into Valley National Bank in 2015. Mr. Seneff received his B.A. in business administration from Florida State University.

Thomas K. Sittema. Chief Executive Officer and President. Mr. Sittema has served as our chief executive officer and president since September 1, 2014. Mr. Sittema has also served as chief executive officer and president of our advisor since September 1, 2014. Mr. Sittema also has served as chief executive officer and president of Global Income Trust, Inc., a public, non-traded REIT. Mr. Sittema has also served as vice chairman of the board of directors and a director of CNL Lifestyle Properties, Inc. since April 2012. He served as chief executive officer of CNL Lifestyle Properties, Inc. from September 2011 to April 2012 and has served as chief executive officer of its advisor since September 2011. Mr. Sittema has served as chief executive officer of CNL (January 2011 to present) and as president (August 2013 to present) and previously served as vice president (February 2010 to January 2011). He has also served as chief executive officer and president of CNL Financial Group, LLC, our sponsor, since August 2013 and has served as chief executive officer and a director of an affiliate of CNL (October 2009 to present) and president (August 2013 to present). Mr. Sittema also serves as chairman of the board and a director of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company since October 2010. Mr. Sittema has also served as Corporate Capital Trust, Inc.’s chief executive officer since September 1, 2014. Mr. Sittema has served as a trustee and chief executive officer of Corporate Capital Trust II, a non-traded business development company, since August 2014. Mr. Sittema served as chief executive officer and president of Global Income Trust, Inc., from September 1, 2014, until its dissolution in December 2015, and has served as chief executive officer and president of its advisor since September 1, 2014. Mr. Sittema holds various other offices with other CNL affiliates. Mr. Sittema has served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors (1982 to October 2009). Most recently, while at Bank of America Corporation Merrill Lynch, he served as managing director of real estate, gaming, and lodging investment banking. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of the company’s securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema is a member, since February 2013, of the board of directors of Crescent Holdings, LLC. Mr. Sittema has been named chair-elect for 2015 of the Investment Program Association and will become chairman of the Investment Program Association in 2016. Mr. Sittema received his B.A. in business administration from Dordt College, and an M.B.A. with a concentration in finance from Indiana University.

Stephen P. Elker. Independent Director. Mr. Elker has served as an Independent Director and the Audit Committee financial expert since August 2009. Until July 2009, Mr. Elker spent over 36 years with KPMG LLP, the U.S. member firm of KPMG International, beginning in its Washington D.C. office, and then with offices in Rochester, New York and Orlando, Florida. In 1999, Mr. Elker was appointed as managing partner of the Orlando office and served as partner in charge of the Florida business tax practice from 2001 to July 2009. His responsibilities included providing tax consulting and compliance services for clients in industries including real estate, hospitality and consumer markets. Mr. Elker’s experience extends to advising multinational clients, both U.S. and foreign-based, on mergers, acquisitions, divestitures, international taxation, and cross-border real estate transactions. In May 2012, Mr. Elker joined the board of directors of Fiesta Restaurant Group Inc. as an independent director and chairman on the audit committee. Mr. Elker earned his bachelor of science degree in business administration from Georgetown University. Mr. Elker is a certified public accountant.

James P. Dietz. Independent Director. Mr. Dietz has served as an Independent Director since September 1, 2014. He served as an independent director of Global Income Trust, Inc. from November 2009 until its dissolution in December 2015. Mr. Dietz serves as a partner of B2BCFO, a national CFO services organization, since January 2016. From November 2014 to January 2016, Mr. Dietz served as a consulting chief financial officer for Integral Health Plan, Inc.. Mr. Dietz served as executive vice president, chief financial officer and secretary of Health Insurance Innovations, Inc. (NASDAQ: HIIQ), a developer and administrator of web-based individual health insurance plans and ancillary products from November 2013 to August 2014,. Mr. Dietz previously served Health Insurance Innovations as its senior vice president of finance and business development from April to November 2013, and as a consultant during March and April 2013. Mr. Dietz served as president and chief executive officer of NanoScale Corporation, a non-public manufacturer of specialty materials, from May 2012 until December 2012, in connection with that company’s turnaround efforts. Prior to joining NanoScale, Mr. Dietz served as chief financial officer from July 2011 to April 2012, and served as vice president of finance and accounting from May 2010 to July 2011 for Parabel, Inc. (formerly known as PetroAlgae Inc.) (OTCQB:PALG), a provider of technology and solutions that utilize biomass derived from micro-crops. From January 2008 through April 2010, Mr. Dietz served as chief financial officer of companies engaged in start-up or turn-around efforts in the real estate industry, including positions as chief financial officer of U.S. Capital Holdings, LLC, an international private equity investor and developer, from May 2009 to April 2010, vice president of finance and business development of PACT, LLC, a real estate development company, from May 2008 to May 2009, and chief financial officer of American Leisure Group, a real estate investor and timeshare developer, from January 2008 to April 2008. From 1995 until December 2007, Mr. Dietz served as chief financial officer of residential community developer, WCI Communities, Inc. (NYSE: WCI), and various predecessor firms. From 1993 to 1995, Mr. Dietz managed asset-backed financing originations for GTE Leasing Corporation (a subsidiary of GTE, a predecessor to Verizon Communications). He began his professional career with Arthur Andersen & Co where he worked for six years in positions of increasing seniority. Mr. Dietz earned a B.A. in accounting and economics from the University of South Florida in 1986. Mr. Dietz is a certified public accountant.

Tammy J. Tipton. Chief Financial Officer and Treasurer. Ms. Tipton has served as our chief financial officer and treasurer since September 2014. She served as chief financial officer and treasurer of Global Income Trust, Inc. from September 2014 until its dissolution in December 2015. She has served as senior vice president since October 2011 and group financial officer since January 2014 of CNL Financial Group Investment Management, LLC where she oversees the strategic finance, accounting, reporting, budgeting, payroll and purchasing functions for CNL and its affiliates. Ms. Tipton also holds various other offices with other CNL affiliates. She previously served as senior vice president of CNL from 2002 to December 2011. Ms. Tipton has served in various other financial roles since joining CNL in 1987. These roles include regulatory reporting for 20 public entities and the accounting, reporting and servicing for approximately 30 public and private real estate programs. Ms. Tipton earned a B. S. in accounting from the University of Central Florida. She is also a certified public accountant.

Scott C. Hall. Senior Vice President of Operations. Mr. Hall has served as the Company’s senior vice president of operations since December 2012. Mr. Hall served as senior vice president of operations for Global Income Trust, Inc. from December 2012 until its dissolution in December 2015. Mr. Hall is the president and owner of a private consulting firm based in Orlando, Florida that serves various real estate investment and development projects. Prior to his appointment as senior vice president of operations, he served from May 2011 to December 2012 as a consultant to the Advisor and to the advisors of other CNL affiliates, including Global Income Trust, Inc., CNL Lifestyle Properties, Inc., CNL Healthcare Properties, Inc., each a public, non-traded REIT, and Corporate Capital Trust, Inc., a public, non-traded business development company. From September 2005 to February 2010, Mr. Hall was senior vice president and led the Florida office of The Pizzuti Companies, a nationally recognized real estate investor and developer based in Columbus, Ohio. He also held various positions with a number of CNL affiliates from May 2002 to September 2005. Previously, from 1995 to 2001, Mr. Hall was an associate at Lake Nona, a 7,000-acre mixed-use real estate development in Orlando, Florida, owned by Tavistock Group, an international private investment company. Mr. Hall earned a B.A. in English from Ohio Wesleyan University, and an M.B.A. with honors from Rollins College.

Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as the Company’s general counsel, senior vice president and secretary since August 2011. Ms. Greer has also served as senior vice president and secretary of the Company’s Advisor since August 2011. Ms. Greer served as general counsel, senior vice president and secretary of Global Income Trust, Inc. from August 2011 until its dissolution in December 2015. She has served as senior vice president and secretary of its advisor since August 2011. Ms. Greer has served as general counsel, senior vice president and secretary of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2011. She previously served as associate general counsel and vice president from inception in June 2010 until March 2011. Ms. Greer has also served as senior vice president of its advisor since November 2013 and previously served as associate general counsel and vice president (June 2010 until April 2011) and served as senior vice president, legal affairs (April 2011 until November 2013). Ms. Greer has served as general counsel, senior vice president and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since January 2016, and as senior vice president and secretary of its advisor since July 2015. Ms. Greer joined CNL Lifestyle Properties, Inc., a public, non-traded REIT, in August 2006, where she initially served as acquisition counsel for its former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to CNL Lifestyle Properties, Inc. and its former advisor, overseeing real estate and general corporate legal matters. She served as assistant general counsel of its former advisor (November 2009 to January 2010) and served as associate general counsel and vice president (January 2010 until April 2011). Ms. Greer served as associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011) of CNL Lifestyle Properties, Inc. Effective March 2011, Ms. Greer has served as general counsel, senior vice president and secretary of CNL Lifestyle Properties, Inc. She has also served as senior vice president of its current advisor, CNL Lifestyle Advisor Corporation, since November 2013 and previously served as assistant general counsel and vice president (December 2010 to April 2011) and senior vice president, legal affairs (April 2011 to November 2013). Prior to joining CNL Lifestyle Properties, Inc., Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.

Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as a senior vice president and the Company’s chief accounting officer since June 2012, and has served as a senior vice president of the Company’s Advisor since November 2013. She also served as a senior vice president and chief accounting officer of Global Income Trust, Inc. from June 2012 until its dissolution in December 2015, and has served as senior vice president of its advisor since November 2013. Ms. Duarte has also served as a senior vice president and chief accounting officer of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2012, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of its advisor since November 2013. Ms. Duarte has served as senior vice president and chief accounting officer since March 2012 of CNL Lifestyle Properties, Inc., a public, non-traded REIT, and was previously a vice president from February 2012 to March 2012. She also has served as a senior vice president of its advisor since November 2013. Ms. Duarte has served as chief accounting officer and senior vice president of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since January 2016 and as senior vice president and chief accounting officer of its advisor, CHP II Advisors, LLC, since July 2015. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet, a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL Fund Advisors, Inc. and other CNL affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). Ms. Duarte is a certified public accountant. She received a B.S. in accounting from the Wharton School of the University of Pennsylvania.

John F. Starr. Chief Portfolio Management Officer. Mr. Starr has served as the Company’s chief portfolio management officer since December 2012. Mr. Starr served as chief portfolio management officer of Global Income Trust, Inc. from December 2012 until its dissolution in December 2015. Since 2002, Mr. Starr has held various positions with multiple CNL affiliates. From October 2011 until his appointment as the Company’s chief portfolio management officer, Mr. Starr served as senior vice president of portfolio management at CNL Financial Group Investment Management, LLC responsible for developing and implementing strategies to maximize the financial performance of CNL’s real estate portfolios. He also served as a senior vice president of CNL Private Equity Corp. from December 2010 until his appointment as the chief portfolio management officer. Between June 2009 and December 2010, he served as CNL Private Equity Corp.’s senior vice president of asset management, responsible for the oversight and day-to-day management of all real estate assets from origination to disposition. At CNL Management Corp., Mr. Starr served as senior vice president of asset management, from June 2007 to December 2010. Between January 2004 and February 2005, Mr. Starr served as vice president of real estate portfolio management at Trustreet, and from February 2005 to February 2007, he served as Trustreet’s vice president of special servicing, and as president of a Trustreet affiliate, where he was responsible for the resolution and value optimization of distressed leases and loans. From February 2007 to May 2007, following the sale of Trustreet to GE Capital, he served as GE Capital, Franchise Finance’s vice president of special servicing, before rejoining CNL affiliates in June 2007. Between May 2002 and January 2004, Mr. Starr was assistant vice president of special servicing at CNL Restaurant Properties, Inc. Prior to joining CNL’s affiliates, Mr. Starr served in various positions in the credit products management group at Wachovia Bank, Orlando, Florida, from December 1997 to May 2002. Mr. Starr received a B.S. in business and an M.B.A. from the University of Florida in 1997 and 2007, respectively.

Board Independence

For the year ended December 31, 2015, each of James Dietz and Stephen P. Elker served as independent directors. Although our shares are not listed on the New York Stock Exchange, we apply the exchange’s standards of independence to our own outside directors and for the year ended December 31, 2015, each of Messrs. Elker and Dietz met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.

Committees of the Board of Directors

The Company has a standing Audit Committee, the members of which are selected by the Board each year. During 2015, the Audit Committee was comprised of Stephen P. Elker and James P. Dietz, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above. The Audit Committee operates under a written charter adopted by the Board. A copy of the Audit Committee charter is posted on the Company’s website at http://CNLGrowthProperties.com/corporate-governance.stml. The Audit Committee assists the Board by providing oversight responsibilities relating to:

•	The integrity of financial reporting;

•	The independence, qualifications and performance of the Company’s independent auditors;

•	The systems of internal controls;

•	The performance of the Company’s internal audit function;

•	Compliance with management’s audit, accounting and financial reporting policies and procedures; and

•	Company risk management.

In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2015, the Audit Committee met four times with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to filing them with the Commission. The Audit Committee has determined that Mr. Elker, the Chairman of the Audit Committee and an Independent Director, is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.

Currently, we do not have a nominating committee, and therefore, do not have a nominating committee charter. Our board of directors is of the view that it is not necessary to have a nominating committee at this time because the board is composed of only three members, including two “independent directors” (as defined under the New York Stock Exchange listing standards), and each director is responsible for identifying and recommending qualified board candidates. The board does not have a formal policy regarding diversity. The board considers many factors with regard to each candidate, including judgment, integrity, diversity, prior professional experience, background, the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be desirable as a member of the audit committee, and the candidate’s willingness to devote substantial time and effort to board responsibilities.

Currently, we do not have a compensation committee because we do not have any employees and do not separately compensate our executive officers for their services as officers. At such time, if any, as our shares of common stock are listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market, or have employees whom we directly provide compensation, we will form a compensation committee, the members of which will be selected by the full board each year.

Our board has formed a valuation committee comprised of our independent directors who are responsible for the oversight of the determination of the net asset value per share of the Company’s stock by an independent third-party firm. The valuations are being done with the methodologies recommended by the Investment Program Association Practice Guideline (the “IPA”). The independent third-party firm is approved by the board and the valuation committee.

Although our board of directors is not required to review or recommend a strategic event by any certain date, with the completion of our Offering in April 2014, our Advisor has begun to explore possible liquidity options for us and our board has formed a special committee comprised of our independent directors.

Corporate Governance

The Board has adopted corporate governance policies and procedures that the Board believes are in the best interest of the Company and its stockholders, as well as, compliant with the Sarbanes-Oxley Act of 2002 and the Commission’s rules and regulations. In particular:

•	The majority of the Board are Independent Directors and all of the members of the Audit Committee are Independent Directors.

•	The Board has adopted a charter for the Audit Committee. One member of the Audit Committee is an “audit committee financial expert” under Commission rules.

•	The Audit Committee hires, determines compensation of, and decides the scope of services performed by the Company’s independent auditors.

•	The Company has adopted a Code of Business Conduct that applies to all directors and officers of the Company, as well as, all directors, officers and employees of the Company’s Advisor. The Code of Business Conduct sets forth the basic principles to guide their day-to-day activities.

•	The Company has adopted a Whistleblower Policy that applies to the Company and all employees of the Company’s Advisor, and establishes procedures for the anonymous submission of employee complaints or concerns regarding financial statement disclosures, accounting, internal accounting controls or auditing matters.

The Company’s Code of Business Conduct and Whistleblower Policy are available on the Company’s website at http://CNLGrowthProperties.com/corporate-governance.stml.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of our equity securities that are registered under the Exchange Act, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Commission (such persons hereinafter referred to as “Reporting Persons”). Reporting Persons are required by the Commission’s regulations to furnish us with copies of all Forms 3, 4 and 5 that they file.

We do not have any stockholders who own more than 10% of our outstanding common stock. We believe, based upon a review of our records and reports filed with the Commission with respect to 2015 that our Reporting Persons complied with all Section 16(a) filing requirements during 2015.

Item 11.	EXECUTIVE COMPENSATION

Board of Directors Report on Compensation

The following report of the Board does not constitute “soliciting material” and should not be deemed “filed” with the Commission or incorporated by reference into any other filing the Company makes under the Securities Act or the Exchange Act except to the extent the Company specifically incorporates this report by reference therein.

The Board reviewed and discussed with management the Compensation Discussion and Analysis set forth below in this Proxy Statement (“CD&A”). Based on the Board’s review of the CD&A and the Board’s discussions of the CD&A with management, the Board approved including the CD&A in this proxy statement, and the Company’s 2014 Annual Report on Form 10-K for filing with the Commission.

The Board of Directors:

James M. Seneff, Jr.

Stephen P. Elker

James P. Dietz

Compensation Discussion and Analysis

The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2015. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.

If the Company determines to compensate named executive officers in the future, the Board will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.

Compensation of Independent Directors

During the year ended December 31, 2015, each Independent Director received a $30,000 annual fee for services, as well as, $2,000 per Board meeting attended whether they participated by telephone or in person. Each Independent Director serving on the Audit Committee, Valuation Committee or special committee received $2,000 per committee meeting attended whether they participated by telephone or in person. The Audit Committee Chair received an annual retainer of $10,000 in addition to Audit Committee meeting fees and fees for meeting with the independent accountants as a representative of the Audit Committee. No additional compensation is paid for attending annual stockholder meetings.

The following table sets forth the compensation earned or paid to the Company’s directors during the year ended December 31, 2015 for their service on the Board, the Audit Committee and the Valuation Committee (where applicable):

Name	Fees Earned or Paid in Cash	Total
James M. Seneff, Jr.	None	None
Stephen P. Elker	$74,000	$74,000
James P. Dietz	$64,000	$64,000

Currently, we do not have a compensation committee because we do not have any employees and do not separately compensate our executive officers for their services as officers. For additional information, see Item 10. “Directors, Executive Officers and Corporate Governance – Committees of the Board of Director.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 10, 2015, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than 5% of its common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares
James M. Seneff, Jr. (1)	24,990		*
Thomas K. Sittema	38,311	—
Stephen P. Elker	—	—
James P. Dietz	—	—
Tammy J. Tipton	—	—
Holly J. Greer	604		*
Ixchell C. Duarte	—	—
Scott C. Hall	555		*
John F. Starr	785		*

All directors and executive officers as a group (9 persons)	65,245		*

*	Represents less than 1% of the outstanding shares of the Company’s common stock.
(1)	This number represents shares attributed to Mr. Seneff as a result of his control of the Advisor and CNL Financial Group, LLC. The Advisor is a wholly owned subsidiary of an affiliate of CNL Financial Group, LLC. Mr. Seneff beneficially owns the Advisor through his ownership of CNL Financial Group, LLC.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company is externally advised and has no direct employees. Mr. James M. Seneff, Jr., Chairman of the Board, and/or certain of the Company’s executive officers hold similar positions with the Managing Dealer of the Company’s public offerings of its common stock and a wholly owned subsidiary of CNL, the Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 9. “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data.”

During 2015, the Company’s total operating expenses incurred represented approximately 1.2% of Average Invested Assets, and 141.9% of Net Income, as each term is defined in the Charter.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees

PricewaterhouseCoopers LLP serves as our principal accounting firm and audited our consolidated financial statements for the years ended December 31, 2015 and 2014. The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for 2015 and 2014 for audit and non-audit services (as well as, all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table.

	2015	2014
Audit fees	$532,900	$461,808
Audit-related fees	—	—
Tax fees	149,180	81,096
All other fees	—	—

Total fees	$682,080	$542,904

Audit Fees – Consists of professional services rendered in connection with the annual audit of our consolidated financial statements included in our annual reports on Form 10-K and quarterly reviews of our interim financial statements included in our quarterly reports on Form 10-Q. Audit fees also include fees for services performed by PricewaterhouseCoopers that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include consents related to our registration statements, assistance with and review of other documents filed with the Commission and accounting advice on completed transactions.

Audit-Related Fees – Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.

Tax Fees – Consists of services related to corporate tax compliance, including preparation and/or review of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence relating to acquisitions, VAT services, REIT compliance and earnings and profit review.

All Other Fees – There were no professional services rendered by PricewaterhouseCoopers LLP that would be classified as other fees during the years ended December 31, 2015 and 2014.

Pre-Approval of Audit and Non-Audit Services

Under our audit committee charter, the audit committee must pre-approve all audit and non-audit services provided by the independent auditors in order to assure that the provisions of such services do not impair the auditor’s independence. The policy, as described below and set forth in the audit committee charter sets forth conditions and procedures for such pre-approval of services to be performed by the independent auditor and utilizes both a framework of general pre-approval for certain specified services and specific pre-approval for all other services.

The annual audit services, as well as all audit-related services (assurance and related services that are reasonably related to the performance of the auditor’s review of the financial statements or that are traditionally performed by the independent auditor), requires the specific pre-approval of the audit committee. The audit committee may, however, grant general pre-approval for other audit services, which are those services that only the independent auditor reasonably can provide (such as comfort letters or consents). The audit committee has pre-approved all tax services and may grant general pre-approval for those permissible non-audit services that it has classified as “all other services” because it believes such services are routine and recurring services, and would not impair the independence of the auditor.

The fee amounts for all services to be provided by the independent auditor are established annually by the audit committee, and any proposed service fees exceeding approved levels will require specific pre-approval by the audit committee. Requests to provide services that require specific approval by the audit committee are submitted to the audit committee by the independent auditor, the chief financial officer and the chief executive officer, and must include a joint statement as to whether, in their view, the request is consistent with the Commission’s rules on auditor independence.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules

Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2015

(3)	Index to Exhibits – Reference is made to the Exhibit Index beginning on page 86 for a list of all exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2016.

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

Signature	Title	Date

/s/ James M. Seneff	Chairman of the Board	March 18, 2016
James M. Seneff, Jr.

/s/ Stephen P. Elker	Independent Director	March 18, 2016
Stephen P. Elker

/s/ James P. Dietz	Independent Director	March 18, 2016
James P. Dietz

/s/ Thomas K. Sittema	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2016
Thomas K. Sittema

/s/ Tammy J. Tipton	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2016
Tammy J. Tipton

/s/ Ixchell C. Duarte	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2016
Ixchell C. Duarte

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by

Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2015 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2016 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

EXHIBIT INDEX

Exhibits:

3.1	Third Articles of Amendment and Restatement. (Previously filed as Exhibit 3.1 to Current Report on Form 8-K/A filed July 23, 2013, and incorporated herein by reference.)

3.2	Third Amended and Restated Bylaws. (Previously filed as Exhibit 3.2 to Current Report on Form 8-K/A filed July 23, 2013, and incorporated herein by reference.)

3.2.1	First Amendment to the Third Amended and Restated Bylaws. (Previously filed as Exhibit 3.3 to Current Report on Form 8-K filed on December 11, 2013 and incorporated herein by reference.)

4.1	Amended and Restated Redemption Plan, adopted effective August 16, 2013, suspended effective October 1, 2014. (Previously filed as Appendix D to Pre-Effective Amendment Three to the Registration on Form S-11 (File No. 333- 184308) filed August 13, 2013, and incorporated herein by reference.)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request to stockholders issued shares without certificates). (Previously filed as Exhibit 4.5 to the Pre-Effective Amendment Three to the Registration Statement on Form S-11 (File No. 333-156479) filed August 20, 2009, and incorporated herein by reference.)

10.1	Second Amended and Restated Limited Partnership Agreement of Global Growth, LP (Previously filed as Exhibit 10.1 to Post-Effective Amendment Four to the Registration Statement on Form S-11 (File No. 333-156479) filed August 19, 2011, and incorporated herein by reference.)

10.2	Fourth Amended and Restated Advisory Agreement (Previously filed as Exhibit 10.3 to Post-Effective Amendment 7 to Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.3	Second Amended and Restated Master Property Management Agreement (Previously filed as Exhibit 10.4.2 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.4	Form of Indemnification Agreement between CNL Growth Properties, Inc. and each of James M. Seneff, Jr. and Stephen P. Elker dated December 10, 2012; James P. Dietz dated effective September 1, 2014; Holly J. Greer dated January 10, 2012 and effective as of August 9, 2011; Ixchell Duarte dated June 19, 2012; and for each of Kent Crittenden, Erin M. Gray, Scott C. Hall and John F. Starr dated December 11, 2012. (Previously filed as Exhibit 10.6 to the Annual Report on Form 10-K filed March 21, 2013, and incorporated herein by reference.)

10.5	Limited Liability Company Agreement of GGT Whitehall Venture NC, LLC, dated January 9, 2012. (Previously filed as Exhibit 10.13 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.6	Agreement for Purchase and Sale of Real Property between Woodfield Acquisitions, LLC and Whitehall Corporate Center Development Limited Partnership, dated June 30, 2011, and amendments thereto. (Previously filed as Exhibit 10.14 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.6.1	Assignment of Agreement for Purchase and Sale of Real Property between Woodfield Acquisitions, LLC and GGT Whitehall Venture NC, LLC, dated February 22, 2012. (Previously filed as Exhibit 10.14.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.7	Purchase and Sale Agreement by and between WF Arrowood, LLC and GGT Whitehall Holdings, LLC, dated April 2, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 8, 2014 and incorporated herein by reference.)

10.8	Multifamily Loan and Security Agreement by and between GGT Whitehall Venture NC, LLC and Prudential Affordable Mortgage Company, LLC, dated April 2, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 8, 2014 and incorporated herein by reference.)

10.8.1	Multifamily Note, Adjustable Rate, in the original principal amount of $28,215,000.00, by GGT Whitehall Venture NC, LLC in favor of Prudential Affordable Mortgage Company, LLC. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on April 8, 2014 and incorporated herein by reference.)

10.9	Limited Liability Company Agreement of GGT Crescent Crosstown FL Venture, LLC, dated March 27, 2012. (Previously filed as Exhibit 10.16 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.10	Sales Contract between Crosstown Owner LLC and Crescent Resources, LLC, dated March 24, 2012, and amendments thereto. (Previously filed as Exhibit 10.17 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.10.1	Assignment of Sales Contract between Crescent Resources, LLC and GGT Crescent Crosstown FL Venture, LLC, dated March 27, 2012. (Previously filed as Exhibit 10.17.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.11	Construction Loan Agreement between GGT Crescent Crosstown FL Venture, LLC and U.S. Bank National Association, dated March 27, 2012. (Previously filed as Exhibit 10.18 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.11.1	Promissory Note ($26,736,443) by GGT Crescent Crosstown FL Venture, LLC in favor of U.S. Bank National Association, dated March 27, 2012. (Previously filed as Exhibit 10.18.1 to Post-Effective Amendment 7 to the Registration Statement on Form S-11 (File No. 333-156479) filed April 6, 2012, and incorporated herein by reference.)

10.12	Limited Liability Company Agreement of GGT Crescent Alexander NC Venture, LLC, dated November 27, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.13	Development Agreement between Crescent Development, LLC and GGT Crescent Alexander NC Venture, LLC, dated November 27, 2012. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.14	Construction Loan Agreement between GGT Crescent Alexander NC Venture, LLC and Regions Bank, dated November 27, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.14.1	Secured Promissory Note ($25,000,000) by GGT Crescent Alexander NC Venture, LLC in favor of Regions Bank, dated November 27, 2012. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 3, 2012 and incorporated herein by reference.)

10.15	Limited Liability Company Agreement of GGT TRG Castle Hills TX, LLC, dated November 30, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.16	Development Agreement between Trinsic Residential Group, LP and GGT TRG Castle Hills TX, LLC, dated November 30, 2012. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.17	Construction Loan and Security Agreement between GGT TRG Castle Hills TX, LLC and JPMorgan Chase Bank, N.A., dated November 30, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.17.1	Promissory Note ($24,438,192) by GGT TRG Castle Hills TX, LLC in favor of JPMorgan Chase Bank, N.A., dated November 30, 2012. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 6, 2012 and incorporated herein by reference.)

10.18	Purchase and Sale Agreement between Parkside/Grand Reserve, LTD. and Trinsic Acquisition Company, LLC, dated effective February 10, 2012. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.18.1	Assignment of Purchase and Sale Agreement between Trinsic Acquisition Company, LLC and GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.19	Limited Liability Company Agreement of GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.20	Development Agreement between Trinsic Residential Group, LP and GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.21	Construction Loan Agreement between Texas Capital Bank, National Association and GGT TRG Grand Lakes TX, LLC, dated December 20, 2012. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.21.1	Promissory Note ($21,470,000) by GGT TRG Grand Lakes TX, LLC in favor of Texas Capital Bank, National Association, dated December 20, 2012. (Previously filed as Exhibit 10.6 to Current Report on Form 8-K filed on December 27, 2012 and incorporated herein by reference.)

10.22	Multifamily Loan and Security Agreement (Non-Recourse) By and Between GR-105 Long Point Venture, LLC and Wells Fargo Bank, National Association, dated as of May 2, 2013. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on May 8, 2013 and incorporated herein by reference.)

10.23	Purchase and Sale Agreement by and between Boulevard Forest & Trees LLC and Bainbridge Communities Acquisition I, LLC, effective as of March 5, 2012, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.23.1	Assignment and Assumption of Purchase and Sale Agreement by Bainbridge Communities Acquisition I, LLC and GGT Patterson Place NC Venture, LLC, executed as of June 27, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.24	Limited Liability Company Agreement of GGT Patterson Place NC Venture, LLC, effective as of June 25, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.25	Construction Loan Agreement between GGT Patterson Place NC Venture, LLC and First-Citizens Bank & Trust Company, dated as of June 26, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.25.1	Promissory Note in the original principal amount of $28,095,674, by GGT Patterson Place NC Venture, LLC, in favor of First-Citizens Bank & Trust Company, dated June 26, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on July 1, 2013 and incorporated herein by reference.)

10.26	Sales Contract by and between Crescent Communities, LLC, as Seller and GGT Crescent Cool Springs TN Venture, LLC, as Purchaser, effective as of June 28, 2013. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.27	Limited Liability Company Agreement of GGT Crescent Cool Springs TN Venture, LLC, effective as of June 28, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.28	Construction Loan Agreement between Fifth Third Bank and GGT Crescent Cool Springs TN Venture, LLC, dated as of June 28, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on July 5, 2013 and incorporated herein by reference.)

10.29	Purchase and Sale Agreement by and between CPG Houston Holdings, L.P., as Seller and Allen Harrison Development, LLC, as Purchaser, dated March 4, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.29.1	Assignment and Assumption of Purchase and Sale Agreement by and between Allen Harrison Development, LLC and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.30	Limited Liability Company Agreement of GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.31	Construction Loan Agreement between Texas Capital Bank, National Association and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.31.1	Promissory Note in the original principal amount of $21,742,500, by GGT AHC Fairfield TX, LLC in favor of Texas Capital Bank, National Association, dated September 24, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.32	Purchase and Sale Agreement by and between Roswell Commons Group, L.P., as Seller and Lennar Multifamily Investors, LLC, as Purchaser, dated January 10, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.32.1	Assignment and Assumption of Purchase and Sale Agreement by and between Lennar Multifamily Communities, LLC and GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.33	Limited Liability Company Agreement of GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.34	Construction Loan Agreement between Regions Bank and GGT LMI City Walk GA, LLC, dated November 15, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.34.1	Promissory Note in the original principal amount of $32,473,428, by GGT LMI City Walk GA, LLC in favor of Regions Bank, dated November 15, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on November 21, 2013 and incorporated herein by reference.)

10.35	Real Estate Purchase Agreement by and between Grand-Kuykendahl, Ltd., as Seller and MCRT Investments LLC, as Purchaser, dated March 18, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.35.1	Assignment and Assumption of Purchase and Sale Agreement by and between MCRT Investments LLC and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.36	Limited Liability Company Agreement of GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.37	Construction Loan Agreement between Synovus Bank and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.37.1	Promissory Note in the original principal amount of $32,060,000, by GGT Spring Town TX, LLC in favor of Synovus Bank, dated December 20, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.38	Sales Contract by and between Crescent Communities, LLC, as Seller and GGT Crescent Gateway FL Venture, LLC, as Purchaser, dated January 31, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.39	Limited Liability Company Agreement of GGT Crescent Gateway FL Venture, LLC, dated January 31, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.40	Construction Loan Agreement by and between GGT Crescent Gateway FL Venture, LLC and PNC Bank, N.A., dated January 31, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.40.1	Promissory Note in the original principal amount of $28,500,000, by GGT Crescent Gateway FL Venture, LLC in favor of PNC Bank, N.A., dated January 31, 2014. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on February 6, 2014 and incorporated herein by reference.)

10.41	Purchase and Sale Agreement by and between GDG Overlook LLC, as Seller and Trinsic Acquisition Company, LLC, as Purchaser, dated February 11, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.41.1	Assignment of Contract by Trinsic Acquisition Company, LLC and GGT TRG Rim TX, LLC, dated February 18, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.42	Limited Liability Company Agreement of GGT TRG Rim TX, LLC, dated February 18, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.43	Loan Agreement by and between GGT TRG RIM TX, LLC and Regions Bank, dated effective as of April 17, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2014 and incorporated herein by reference.)

10.43.1	Promissory Note in the original principal amount of $27,670,300, by GGT TRG RIM TX, LLC in favor of Regions Bank, dated April 17, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2014 and incorporated herein by reference.)

10.44	Contract for the Purchase of Real Property by and between Kellogg-CCP, LLC, as Seller and Woodfield Acquisitions, LLC, its permitted successors and assigns, as Purchaser, dated May 10, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.44.1	Assignment of Contract by and between Woodfield Acquisitions, LLC and GGT Oxford Venture MD, LLC, dated March 7, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.45	Limited Liability Company Agreement of GGT Oxford Venture MD, LLC, dated March 7, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.46	Construction Loan Agreement by and among GGT Oxford Venture MD, LLC and Santander Bank, N.A., dated June 26, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 2, 2014 and incorporated herein by reference.)

10.46.1	Promissory Note in the original principal amount of $35,916,862, by GGT Oxford Venture MD, LLC in favor of Santander Bank, N.A., dated June 26, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 2, 2014 and incorporated herein by reference.)

10.47	Contract for the Purchase and Sale of Real Property by and between Greenville Mixed-Use Partners, LLC, as the seller, and Daniel Realty Company, LLC, as the buyer, dated April 10, 2014, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.48	Limited Liability Company Agreement of GGT Daniel SC Venture, LLC, dated October 15, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.49	Credit Agreement by and between GGT Daniel SC Venture, LLC and Synovus Bank, dated effective as of October 15, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.49.1	Promissory Note in the original principal amount of $25,000,000, by GGT Daniel SC Venture, LLC in favor of Synovus Bank, dated October 15, 2014. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.50	Purchase and Sale Agreement, as amended and assigned to Windward Long Point Apartments, LLC, dated effective November 25, 2014. (Previously filed as Exhibit 99.1 to Current Report on Form 8-K filed on January 20, 2015 and incorporated herein by reference.)

10.51	Purchase and Sale Agreement dated effective September 8, 2015, by and between GGT Crescent Alexander NC Venture, LLC and Alexander Village Acquisition LP. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 5, 2015 and incorporated herein by reference.)

10.52	Purchase and Sale Agreement dated effective September 8, 2015, by and between GGT Crescent Crosstown FL Venture, LLC and Centennial Holding Company, LLC. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 7, 2015 and incorporated herein by reference.)

10.53	Purchase and Sale Agreement dated effective September 21, 2015, by and between GGT Crescent Cool Springs TN Venture, LLC and SHLP Acquisition, LLC. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 14, 2015 and incorporated herein by reference.)

21.1	Subsidiaries of the Registrant (Filed herewith.)

31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

As of December 31, 2015 (in thousands)

		Initial Costs					Costs Capitalized Subsequent to Acquisition				Gross Amounts at which Carried at Close of Period(1)
Property/Location	Encum- brances	Land & Land Improve- ments(2)	Buildings & Building Improve- ments		Tenant Improve- ments		Land and Improve- ments	Building and Building Improve- ments	Tenant Improve- ments	Construc- tion in Process	Land & Land Improve- ments	Buildings & Building Improve- ments	Construc- tion in Process	Tenant Improve- ments	Total(3)	Accumu- lated Depre- ciation	Date of Construc- tion		Date Acquired	Life on which depreciation in latest income statement is computed

Operating:
Whitehall Property
Charlotte, South Carolina	$28,215	$2,887		$—		$—	$3,579	$19,610	$—	$—	$6,466	$19,610	$—	$—	$26,076	$(2,091)	2013		2/24/2012		(5)
Aura Castle Hills Property(4)
Lewisville, Texas	24,438	4,470		—		—	872	27,462	—	—	5,342	27,462	—	—	32,804	(1,507)	2014		11/30/2012		(5)
Aura Grand Property(4)
Katy, Texas	21,470	2,999		—		—	860	25,962	—	—	3,859	25,962	—	—	29,821	(1,418)	2014		12/20/2012		(5)
REALM Patterson Place Property(4)
Durham, North Carolina	26,581	4,583		—		—	3,912	28,088	—	—	8,495	28,088	—	—	36,583	(1,391)	2014		6/27/2013		(5)
Remington Fairfield Property(4)
Cypress, Texas	19,769	3,233		—		—	3,703	22,262	—	—	6,936	22,262	—	—	29,198	(968)	2015		9/24/2013		(5)
City Walk Property(4)
Roswell, Georgia	30,444	8,114		—		—	5,505	30,518	—	—	13,619	30,518	—	—	44,137	(548)	2015		11/15/2013		(5)
Premier at Spring Town Center Property(4)
Spring, Texas	30,360	5,186		—		—	5,346	30,703	—	—	10,532	30,703	—	—	41,235	(857)	2015		12/20/2013		(5)
Oxford Square Property(4)
Hanover, MD	30,041	9,920		—		—	251	27,710	—	—	10,171	27,710	—	—	37,881	(133)	2015		3/7/2014		(5)

Under Development:
Crescent Gateway Property(4)
Altamonte Springs, FL	23,582	3,415		—		—	36	—	—	33,830	3,451	—	33,830	—	37,281	—		(6)	1/31/2014		(5)
Aura at The Rim Property(4)
San Antonio, TX	21,571	5,750		—		—	285	6,457	—	24,558	6,035	6,457	24,558	—	37,050	(22)		(6)	2/18/2014		(5)
Daniel Property(4)
Greenville, SC	2,954	4,290		—		—	50	—	—	13,523	4,340	—	13,523	—	17,863	—		(6)	10/15/2014		(5)
Broadway Property(4)
Tempe, AZ	5,388	3,793		—		—	63	—	—	13,307	3,856	—	13,307	—	17,163	—		(6)	12/12/2014		(5)
Hampton Roads Property(4)
Suffolk, VA	4,397	5,161		—		—	961	—	—	11,912	6,122	—	11,912	—	18,034	—		(6)	4/30/2015		(5)

	$269,210	$63,801	$		$		$25,423	$218,772	$—	$97,130	$89,224	$218,772	$97,130	$—	$405,126	$(8,935)

The following table presents changes in real estate and accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 (in thousands):

Real Estate
Balance at December 31, 2012	$93,079
2013 Acquisitions	128,507

Balance at December 31, 2013	221,586
2014 Acquisitions	203,996
2014 Dispositions	(11,872)

Balance at December 31, 2014	413,710
2015 Acquisitions	119,477
2015 Dispositions	(128,061)

Balance at December 31, 2015	$405,126

Accumulated Depreciation
Balance at December 31, 2012	$(646)
2013 Depreciation	(1,968)

Balance at December 31, 2013	(2,614)
2014 Depreciation	(4,327)
2014 Dispositions	489

Balance at December 31, 2014	(6,452)
2015 Depreciation	(6,794)
2015 Dispositions	4,311

Balance at December 31, 2015	$(8,935)

(1)	The aggregate cost for federal income tax purposes is approximately $403 million.
(2)	Land and land improvements, initial cost, include the purchase price of land under development which is included as a component of construction in process in the consolidated balance sheets for properties under development.
(3)	Amount does not include furniture, fixtures and equipment and related accumulated depreciation included in real estate assets, net and real estate held for sale in the December 31, 2015 balance sheet.
(4)	These properties are owned through separate joint venture agreements. As these entities are consolidated, the amounts presented include 100% of the costs of the venture.
(5)	Land improvements are depreciated over 15 years. Building and building improvements are depreciated over 39.
(6)	As of December 31, 2015, these properties were under development.