Form 10-Q
period 2016-03-31
CNL Growth Properties, Inc.
filed 2016-05-09
CIK 1452168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of common stock of the registrant outstanding as of April 29, 2016 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Item 1. Financial Statements

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $207,511,336 and $170,258,129, respectively)	$213,714,473	$175,359,303
Construction in process, including land (including VIEs $100,956,374 and $114,367,104, respectively)	105,003,842	119,031,154

Total real estate assets, net	318,718,315	294,390,457
Real estate held for sale (including VIEs $95,681,506 and $96,073,012, respectively)	123,579,256	124,092,989
Cash and cash equivalents (including VIEs $8,619,830 and $8,086,954, respectively)	19,565,299	19,016,194
Restricted cash (including VIEs $635,654 and $1,058,010, respectively)	1,060,973	1,369,515
Other assets (including VIEs $874,964 and $1,165,593, respectively)	1,275,149	1,613,635

Total Assets	$464,198,992	$440,482,790

LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $264,894,436 and $239,298,457, respectively)	$292,646,650	$267,025,839
Accrued development costs (including VIEs $18,573,164 and $18,265,802, respectively)	18,573,164	18,265,802
Due to related parties	1,671,793	1,650,788
Accounts payable and other accrued expenses (including VIEs $4,265,103 and $4,436,485, respectively)	4,942,328	4,973,131
Other liabilities (including VIEs $637,766 and $594,221, respectively)	734,247	678,702

Total Liabilities	318,568,182	292,594,262

Commitments and contingencies (Note 8)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 issued and 22,526,171 outstanding	225,262	225,262
Capital in excess of par value	170,792,081	170,792,081
Accumulated earnings	17,290,706	18,895,225
Accumulated cash distributions	(67,578,518)	(67,578,518)

Total Stockholders’ Equity	120,729,531	122,334,050
Noncontrolling interests	24,901,279	25,554,478

Total Equity	145,630,810	147,888,528

Total Liabilities and Equity	$464,198,992	$440,482,790

The abbreviation VIEs above means Variable Interest Entities.

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income from operating leases	$8,064,713	$5,917,708
Other property revenues	623,362	470,667

Total revenues	8,688,075	6,388,375

Expenses:
Property operating expenses	4,395,400	3,437,407
General and administrative	1,214,343	1,130,526
Asset management fees, net of amounts capitalized	654,145	490,071
Property management fees	413,828	270,596
Acquisition fees and expenses, net of amounts capitalized	—	6,887
Depreciation	2,054,519	2,657,662

Total expenses	8,732,235	7,993,149

Operating loss	(44,160)	(1,604,774)

Other (expense) income:
Fair value adjustments and other (expense) income	(10,741)	10,200
Interest expense and loan cost amortization, net of amounts capitalized	(1,567,019)	(1,018,904)

Total other expense	(1,577,760)	(1,008,704)

Income tax expenses	(116,654)	(32,249)

Loss from continuing operations	(1,738,574)	(2,645,727)
Income from discontinued operations, net of tax (including gain on sale of property of $0 and $27,414,197, respectively)	—	26,065,668

Net (loss) income including noncontrolling interests	(1,738,574)	23,419,941
Net loss (income) attributable to noncontrolling interest:
Continuing operations	134,055	357,450
Discontinued operations	—	(13,459,486)

Net loss (income) attributable to noncontrolling interests	134,055	(13,102,036)

Net (loss) income attributable to common stockholders	$(1,604,519)	$10,317,905

Net (loss) income per share of common stock (basic and diluted):
Continuing operations	$(0.07)	$(0.10)
Discontinued operations	—	0.56

Net (loss) income per share of common stock (basic and diluted)	$(0.07)	$0.46

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Common Stock		Capital in	Accumulated	Accumulated	Total
	Number of Shares	Par Value	Excess of Par Value	Earnings (Deficit)	Cash Distributions	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	22,526,171	$225,262	$170,792,081	$(12,007,405)	$—	$159,009,938	$34,900,995	$193,910,933
Cash distributions declared and paid ($1.30 per share)	—	—	—	—	(29,284,024)	(29,284,024)	—	(29,284,024)
Contributions from noncontrolling interests	—	—	—	—	—	—	143,922	143,922
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,444,092)	(15,444,092)
Net income	—	—	—	10,317,905	—	10,317,905	13,102,036	23,419,941

Balance at March 31, 2015	22,526,171	$225,262	$170,792,081	$(1,689,500)	$(29,284,024)	$140,043,819	$32,702,861	$172,746,680

Balance at December 31, 2015	22,526,171	$225,262	$170,792,081	$18,895,225	$(67,578,518)	$122,334,050	$25,554,478	$147,888,528
Distributions to noncontrolling interests	—	—	—	—	—	—	(519,144)	(519,144)
Net loss	—	—	—	(1,604,519)	—	(1,604,519)	(134,055)	(1,738,574)

Balance at March 31, 2016	22,526,171	$225,262	$170,792,081	$17,290,706	$(67,578,518)	$120,729,531	$24,901,279	$145,630,810

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net (loss) income, including amounts attributable to noncontrolling interests	$(1,738,574)	$23,419,941
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,054,519	2,657,662
Amortization of loan costs	163,859	113,535
Loss on extinguishment of debt	—	818,404
Prepayment penalties on loans	—	(282,485)
Loss on retirement of fixed assets	1,005	—
Gain on sale of real estate held for sale	—	(27,414,197)
Unrealized loss from change in fair value of interest rate caps	18,785	21,149
Straight-line rent adjustments	(34,775)	(143,598)
Changes in operating assets and liabilities:
Other assets	354,476	(139,154)
Due to related parties	21,005	123,362
Accounts payable and other accrued expenses	(28,843)	925,981
Other liabilities	55,547	83,602

Net cash provided by operating activities	867,004	184,202

Investing Activities:
Development property costs, including land and capital expenditures	(25,412,395)	(35,628,361)
Capital expenditures	(21,447)	—
Proceeds from sale of property	—	54,434,756
Changes in restricted cash	308,542	(192,856)

Net cash (used in) provided by investing activities	(25,125,300)	18,613,539

Financing Activities:
Cash distributions paid on common stock	—	(29,284,024)
Proceeds from mortgage and construction notes payable	25,326,545	37,005,373
Payments of mortgage and construction notes payable	—	(28,263,006)
Payment of loan costs	—	(75,001)
Return of capital to noncontrolling interest	—	(357,300)
Contributions from noncontrolling interests	—	143,922
Distributions to noncontrolling interests	(519,144)	(15,086,792)

Net cash provided by (used in) financing activities	24,807,401	(35,916,828)

Net Increase (Decrease) in Cash and Cash Equivalents	549,105	(17,119,087)
Cash and Cash Equivalents at Beginning of Period	19,016,194	47,691,457

Cash and Cash Equivalents at End of Period	$19,565,299	$30,572,370

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$18,573,164	$17,486,708

Loan cost amortization capitalized on development properties	$130,407	$224,841

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

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

The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is an affiliate of CNL Financial Group, LLC, the Company’s sponsor (“CNL” or the “Sponsor”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.

Substantially all of the Company’s acquisition, operating, administrative and certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager. In addition, certain sub-property managers have been engaged by the Company to provide certain property management services.

From October 20, 2009 through April 11, 2014, the Company received aggregate offering proceeds of approximately $208.3 million from its initial and follow-on offering (the “Offerings”). Having taken into consideration the closing of the Company’s Offerings, completion of the acquisition phase in April 2015, and the estimated time needed to complete the development phase and achieve substantial stabilization of the Company’s assets, the Company and its Advisor have begun to explore strategic alternatives available for future stockholder liquidity. During 2015, the Company’s board of directors appointed a special committee comprised of the Company’s independent directors (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity and engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as exclusive financial advisor to the Company to assist the Company and the Special Committee with this process. During 2015, the Company sold four properties and declared special cash distributions funded partially from the net sales proceeds received from the sale of these properties. As of March 31, 2016, the Company agreed to sell four additional properties as part of the continued focus of exploring strategic alternatives, as described in Note 4. “Real Estate Held for Sale.”

As of March 31, 2016, the Company owned interests in 13 Class A multifamily properties, nine of which were operational and as to which development was substantially complete and four of which were under development, including two of which were partially operational. The Company had a total of 1,614 completed apartment units as of March 31, 2016 (excluding 1,227 units held for sale) and expects to have approximately 2,500 units once construction is completed on its properties under development.

Twelve of the Company’s multifamily properties are owned through joint ventures in which it has co-invested with an affiliate of a national or regional multifamily developer (including three properties held for sale). The Company also wholly owns one property, which is classified as held for sale.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

2.	Summary of Significant Accounting Policies

Basis of Presentation – The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the three months ended March 31, 2016 may not be indicative of the results expected for the year ending December 31, 2016. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 2015, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Real Estate Held For Sale – The Company presents the assets of any properties which have been sold, or otherwise qualify as held for sale, separately in the consolidated balance sheets. In addition, the results of operations for those assets that meet the definition of discontinued operations are presented as such in the Company’s consolidated statements of operations. Held for sale and discontinued operations classifications are provided in both the current and prior periods presented. Real estate assets held for sale are measured at the lower of the carrying amount or the fair value less costs to sell. Subsequent to classification of an asset as held for sale, no further depreciation relating to the asset are recorded. The Company classifies assets held for sale as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. For those assets qualifying for classification as discontinued operations, the specific components of net income (loss) are presented as discontinued operations include operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the eventual disposal of assets held for sale that qualify as discontinued operations will be presented as discontinued operations when recognized.

Other Comprehensive Income (Loss) – The Company has no items of other comprehensive income (loss) in the periods presented and therefore, has not included other comprehensive income (loss) or total comprehensive income (loss) in the accompanying condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

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

Reclassifications — Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net loss or equity. See Note 4. “Real Estate Held for Sale” for additional information.

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

Adopted Accounting Pronouncements – In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the variable interest entity and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments may be applied using either a modified retrospective or full retrospective approach. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of this ASU did not result in any changes to conclusions about whether the Company’s twelve joint ventures were VIEs or whether the Company was the primary beneficiary for each of its joint ventures.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance is effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU is to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which impacted the Company’s presentation of its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows. Accordingly, the Company has retrospectively adjusted the presentation of loan costs for all periods presented. The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated balance sheet as of December 31, 2015:

	As Filed December 31, 2015	Adjustments	Adjusted December 31, 2015
Loan costs, net	$2,183,777	$(2,183,777)	$—
Mortgages and other notes payable, net	$269,209,616	$(2,183,777)	$267,025,839

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

3.	Real Estate Assets, net

As of March 31, 2016 and December 31, 2015, real estate assets consisted of the following:

	March 31, 2016	December 31, 2015
Operating real estate assets, net:
Land and land improvements	$49,475,239	$43,162,156
Buildings and improvements	155,171,341	117,650,493
Furniture, fixtures and equipment	14,549,679	18,506,603
Less: accumulated depreciation	(5,481,786)	(3,959,949)

Total operating real estate assets, net	213,714,473	175,359,303
Construction in process, including land	105,003,842	119,031,154

Total real estate, net	$318,718,315	$294,390,457

For the three months ended March 31, 2016 and 2015, depreciation expense on the Company’s real estate assets was approximately $2.1 million and $2.7 million, respectively.

4.	Real Estate Held for Sale

In 2012 and 2013, the Company acquired and began developing the Whitehall, Aura Castle Hills, Aura Grand and REALM Patterson Place properties. Construction of these Class A multifamily properties was completed between 2013 and 2014. In January and February 2016, the three joint ventures owning three of these properties each decided to pursue a potential sale of its respective property and the Company decided to pursue the sale of its wholly owned property, and as of such time, the Company classified the properties as held for sale.

As of March 31, 2016 and December 31, 2015, real estate held for sale consisted of the following:

	March 31, 2016	December 31, 2015
Land and land improvements	$24,178,446	$24,161,315
Buildings and improvements	101,121,049	101,121,049
Furniture, fixtures and equipment	8,721,661	8,722,188
Less: accumulated depreciation	(10,441,900)	(9,911,563)

Total real estate held for sale	$123,579,256	$124,092,989

The Company accounted for the revenues and expenses related to the four properties classified as held for sale as income from continuing operations because the disposition of these four properties on an individual basis would neither cause a strategic shift in the Company nor were they considered to have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08, which became effective on January 1, 2015. However, the proposed dispositions of the four properties represent individually significant components. The Company recorded net income (loss) from continuing operations related to the four properties held for sale of approximately $0.9 million for the three months ended March 31, 2016, of which approximately $0.7 million is attributable to common stockholders.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

4.	Real Estate Held for Sale (continued)

During 2014, prior to the effective date of ASU 2014-08, the Company entered into a contract to sell the Long Point Property. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property from loss from continuing operations to income from discontinued operations for all periods presented. In January 2015, the Company sold the Long Point Property, received sales proceeds net of closing costs of approximately $54.4 million, resulting in a gain of approximately $27.4 million for financial reporting purposes, which were included in income from discontinued operations for the applicable three months ended March 31, 2015 in the accompanying condensed consolidated statements of operations.

There were no discontinued operations for the three months ended March 31, 2016. The following is a summary of income from discontinued operations for the three months ended March 31, 2015:

2015
Revenues	$190,068
Expenses	(184,920)
Depreciation and amortization	—

Operating income	5,148

Fair value adjustments and other expense	1
Interest expense and loan cost amortization, net of amounts capitalized	(44,274)
Loss on extinguishment of debt	(818,404)
Gain on sale of property	27,414,197

Total other income	26,551,520

State income tax expense	(491,000)

Income from discontinued operations	$26,065,668

5.	Indebtedness

During the three months ended March 31, 2016, the Company borrowed approximately $25.3 million in connection with its multifamily development projects.

The Company, through joint ventures formed to make investments, generally has borrowed and expects to continue to borrow on a non-recourse basis to fund construction. The use of non-recourse financing allows the Company to limit its exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

5.	Indebtedness (continued)

The estimated fair market value and carrying value (before loan costs) of the Company’s debt were approximately $294.9 million and $294.5 million, respectively, as of March 31, 2016. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of March 31, 2016 because of the relatively short maturities of the obligations.

6.	Related Party Arrangements

During the three months ended March 31, 2016 and 2015, the Company incurred the following fees and reimbursable expenses due to related parties, the Advisor, its affiliates and other related parties:

	2016	2015
Reimbursable expenses:
Investor administrative service fees(1)	$33,750	$33,750
Other operating and acquisition expenses(2)	245,693	249,619

	279,443	283,369

Investment Service Fee	21,919	—
Asset management fees(3)	849,566	771,912
Property management fees	16,388	13,234

	$1,167,316	$1,068,515

FOOTNOTES:

(1)	Investor administrative service fees of $0.034 million are included in general and administrative expenses for each period presented.
(2)	All other operating and acquisition expenses are included in general and administrative expenses for the three months ended March 31, 2015.
(3)	For the three months ended March 31, 2016 and 2015, approximately $0.2 million, respectively, of the asset management fees incurred by the Company above were capitalized as part of the cost of development properties. Asset management fees, net of amounts capitalized, are included in asset management fees for the periods presented.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2016

(UNAUDITED)

6.	Related Party Arrangements (continued)

Amounts due to related parties for fees and reimbursable costs and expenses, as described above, were as follows as of:

	March 31, 2016	December 31, 2015
Due to Property Manager:
Property management fees	$16,388	$16,326

Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,655,405	1,634,462

	$1,671,793	$1,650,788

Transactions with Other Related Parties – The Company’s chief executive officer and president serves on the board of directors of Crescent Communities, LLC (“Crescent”), a joint venture partner of the Company in one of its multifamily development projects (and three projects which were sold during the last half of 2015). In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. During the three months ended March 31, 2016 and 2015, approximately $0.04 million and $0.3 million, respectively, in development fees payable to Crescent or its affiliates, were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

7.	Stockholder’s Equity

Special Cash Distributions – In February 2015, the Company’s board of directors declared a special cash distribution of $29.3 million representing $1.30 per share of common stock (the “Special Distribution”). No special cash distributions were declared during the quarter ended March 31, 2016.

8.	Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Company.

Pursuant to the development agreements for the Company’s multifamily development properties under construction as of March 31, 2016, the Company has committed to fund approximately $31.3 million in remaining development and other costs as of March 31, 2016. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

The following discussion is based on the unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying condensed consolidated financial statements in Item 1 unless otherwise defined herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.

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

Our Advisor and Property Manager

We are externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is an affiliate of CNL Financial Group, LLC, our sponsor (“CNL” or the “Sponsor”), a leading private investment management firm providing global real estate and alternative investments. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions (through the completion of our acquisition stage in April 2015) and dispositions on our behalf pursuant to an advisory agreement.

Substantially all of our acquisition (through the completion of our acquisition stage in April 2015), operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager. In addition, certain unrelated sub-property managers have been engaged to provide certain property management services.

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

Our Real Estate Portfolio

Our Advisor has and continues to evaluate opportunities in multifamily development and as part of this process, has and continues to evaluate provisions within the individual joint venture agreements to consider specific asset sales. As described above in “Our Exit Strategy”, during 2015, we formed a Special Committee and in September 2015, we engaged CBRE Cap to assist us with the process of evaluating strategic alternatives for future stockholder liquidity. During 2015, we, through our consolidated joint ventures, sold four real estate properties that were operational. In addition, as part of exploring strategic alternatives, in January and February 2016, we decided to pursue a potential sale of four properties, as further described below in “Liquidity and Capital Resources – Real Estate Held for Sale”.

As of March 31, 2016, we owned interests in 13 Class A multifamily properties in the southeastern and sunbelt regions of the United States, nine of which had substantially completed development and were operational. The remaining four properties were under development, including two of which were partially operational, with completion expected in phases by the fourth quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.

We had a total of 1,614 completed apartment units as of March 31, 2016, (excluding 1,227 units relating to the four real estate held for sale properties) and expect to have more than 2,500 units once construction is completed on our remaining properties under development.

Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of March 31, 2016, excluding the Whitehall Property that we wholly own, we had co-invested in 12 separate joint ventures with eight separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of March 31, 2016 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying condensed financial statements.

LIQUIDITY AND CAPITAL RESOURCES

General

As a REIT, we are required to distribute at least 90% of our taxable income without regard to net capital gain. Therefore, as with other REITs, we must obtain debt and/or equity capital in order to fund our growth. Our primary sources of capital are proceeds from debt financings and refinancing, and to some extent, net sales proceeds from sales of properties.

Our ongoing principal demands for funds are expected to be for funding development costs, operating fees and expenses and the payment of debt service.

Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. We have generated positive cash flows from operations since 2013 and generally expect to continue to do so as our remaining properties become operational in phases and stabilize.

We have borrowed in connection with the development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances in excess of such levels if approved by a majority of our independent directors. We had an aggregate debt leverage ratio of approximately 63% of the aggregate carrying value of our consolidated assets as of March 31, 2016. Our aggregate debt leverage may increase or decrease over time due to a variety of factors, such as the use of additional construction financing to fund the development of our development properties. We generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties.

We, along with our joint venture partners, have and may extend and refinance the construction loans on our development properties with longer term debt as our properties’ operations stabilize. However, our ability to continue to obtain indebtedness could be adversely affected if our joint venture partners do not agree to the extension or by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.

Potential future sources of cash to meet our capital needs include proceeds from collateralized or uncollateralized financings, including extensions and refinancing of existing debt, from banks or other lenders and proceeds from the sale of properties or other assets. If necessary, we may use financings or unused offering proceeds in the event of unforeseen significant capital expenditures or other corporate purposes.

Sources of Liquidity and Capital Resources

As of March 31, 2016, our cash totaled $19.6 million and consisted primarily of cash provided by operating activities and cash from offering or sale proceeds. We may retain a portion of our cash on hand or use debt and/or equity proceeds for capital needs and any other corporate purposes deemed appropriate.

Borrowings

As described above, we utilize construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. During the three months ended March 31, 2016, we borrowed $25.3 million under our various construction loans to pay for development costs relating to several of our properties owned.

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

For additional information on our borrowings, see Note 5, “Indebtedness” to our condensed consolidated financial statements in Item 1. “Financial Statements.”

Real Estate Held for Sale

During 2015, we sold the Long Point, Crescent Alexander Village, Crescent Crosstown and Crescent Cool Springs properties. In connection with these transactions, the joint ventures received aggregate net sales proceeds net of closing costs of approximately $223.0 million, and through our consolidated joint venture, we used the net sales proceeds from the sale of these properties to repay the mortgage and construction notes payable collateralized by the properties. As a result of evaluating strategic alternatives for future stockholder liquidity with our financial advisor (see “Exit Strategy” above), we also used a portion of the net sales proceeds to pay two special cash distributions which totaled $3.00 per share. During January and February 2016, as a result of evaluation of strategic alternatives, we decided to pursue a potential sale of four additional properties. We anticipate that the net sales proceeds from these properties will exceed their net carrying values.

Net Cash Provided by Operating Activities

Our net cash flows provided by operating activities was approximately $0.9 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. Cash flows from operating activities improved during the three months ended March 31, 2016, primarily as a result of more properties and units being operational during 2016 than 2015 and an increase in occupancy as the units become operational and leased. The increase was partially offset by the sale of four operational properties in 2015.

Uses of Liquidity and Capital Resources

Development of Properties

In connection with our development projects, we funded approximately $25.4 million in development costs during the three months ended March 31, 2016. Pursuant to the development agreements for the properties under development, as of March 31, 2016 we had commitments to fund approximately $31.3 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property.

Distributions to Noncontrolling Interests

During the three months ended March 31, 2016 our consolidated joint ventures paid distributions of approximately $0.5 million to our co-venture partners representing their pro rata share of positive operating cash flows.

The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

As of March 31, 2016, we owned interests in 13 Class A multifamily properties, nine of which were operational and as to which development was substantially complete and four of which were under development, including two which were partially operational. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the three months ended March 31, 2016 and 2015:

	Start Date of Operations	Completion Date	Units Expected Upon Completion	Completed Apartment Units as of March 31,		% Leased as of March 31, (1)		Three Months Ended March 31,
				2016	2015	2016	2015	2016	2015
Revenues:
Whitehall Property (2)	Q4 2012	Q2 2013	298	298	298	98%	95%	$1,059,966	$981,800
Aura Castle Hills Property (2)	Q3 2013	Q2 2014	316	316	316	97%	97%	1,147,653	1,105,050
Aura Grand Property (2)	Q4 2013	Q2 2014	291	291	291	96%	96%	1,068,306	1,029,335
REALM Patterson Place Property (2)	Q2 2014	Q4 2014	322	322	322	96%	55%	1,158,804	518,525
Fairfield Ranch Property	Q3 2014	Q1 2015	294	294	294	95%	60%	1,082,943	560,920
Premier at Spring Town Center Property	Q4 2014	Q3 2015	396	396	178	84%	32%	1,097,689	158,801
City Walk Property	Q2 2015	Q3 2015	320	320	—	95%	—	1,328,588	6,202
Oxford Square Property	Q3 2015	Q4 2015	248	248	—	63%	—	492,256	—
Aura at the Rim Property	Q4 2015	Q1 2016	308	308	—	34%	—	225,692	—
Aura on Broadway Property	Q1 2016	Est. Q3 2016	194	24	—	3%	—	4,244	—
Bainbridge 3200 Property (3)	Q1 2016	Est. Q4 2016	228	24	—	5%	—	141	—
Other				—	—			21,793	—

Subtotal				2,841	1,699			8,688,075	4,360,633
Sold Properties (4)				—	860			—	2,027,742

Total revenues				2,841	2,559			$8,688,075	$6,388,375

Property operating expenses:
Whitehall Property (2)								$391,912	$334,800
Aura Castle Hills Property (2)								493,150	441,300
Aura Grand Property (2)								580,420	446,331
REALM Patterson Place Property (2)								360,723	389,492
Fairfield Ranch Property								447,090	481,788
Premier at Spring Town Center Property								631,795	238,621
City Walk Property								453,941	80,548
Oxford Square Property								386,966	1,823
Aura at the Rim Property								352,116	—
Aura on Broadway Property								107,696	—
Bainbridge 3200 Property (3)								14,688	—
Crescent Gateway Property (5)								101,479	1,092
Other (5)								73,424	5,529

Subtotal								4,395,400	2,421,324
Sold Properties (4)								—	1,016,083

Total property operating expenses								$4,395,400	$3,437,407

FOOTNOTES:

(1)	The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.
(2)	Property is classified as held for sale as of March 31, 2016.
(3)	Property formerly known as Hampton Roads.
(4)	During the third and fourth quarters of 2015, the Company sold the Crescent Alexander Village, Crescent Crosstown and Crescent Cool Springs properties.
(5)	Expenses incurred for these properties primarily relate to pre-leasing and marketing activities.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Management expects increases in revenues and operating expenses as our existing multifamily development properties become operational to be partially offset by decreases in revenues and expenses from the disposition of properties. Four properties became fully operational and two properties became partially operational from April 1, 2015 to March 31, 2016. We have classified the Long Point Property revenues and expenses as discontinued operations for all periods, as described below.

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

Analysis of Revenues and Expenses from Continuing Operations:

Revenues. Rental income from operating leases from continuing operations and other property revenues was approximately $8.7 million and $6.4 million for the three months ended March 31, 2016 and 2015, respectively. Rental income from continuing operations and other property revenues increased approximately $2.3 million over 2015 primarily due to the increased stabilization of several properties (either fully operational or partially operational, as described above), offset by the loss of revenues related to three properties sold during the third and fourth quarters of 2015. We expect additional increases in revenue as additional units are completed, leased and our properties become more fully operational and as additional portions of our properties under development become operational. We expect that these increases will be partially offset by decreases in revenues from the disposition of additional properties during 2016, as described in “Liquidity and Capital Resources – Real Estate Held for Sale”.

Property Operating Expenses. Property operating expenses from continuing operations for the three months ended March 31, 2016 and 2015 were $4.4 million and $3.4 million, respectively. Property operating expenses increased approximately $1.0 million due to the additional properties becoming either fully operational or partially operational, offset by the sale of three properties in 2015, as described above. Property operating expenses also increased in 2016 due to pre-leasing and marketing activities at our properties under development with partial operations. Property operating expenses are expected to increase as additional units are completed and our properties become fully operational, and as additional portions of our other properties under development become operational. We expect that these increases will be partially offset by decreases in property expenses from the disposition of additional properties during 2016, as described in “Liquidity and Capital Resources – Real Estate Held for Sale”.

General and Administrative Expenses. General and administrative expenses from continuing operations for the three months ended March 31, 2016 and 2015 were approximately $1.2 million and $1.1 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. The increase in general and administrative expenses is primarily the result of the additional legal, accounting and other professional services necessary to account and report on our portfolio of assets. Although we anticipate general and administrative expenses will increase as more properties become operational, due to the relatively fixed nature of the majority of these expenses we believe the increase will be relatively small in relation to the growth in our revenues and the ratio of general and administrative expenses to revenues will continue to decrease.

Asset Management Fees. We incurred approximately $0.9 million and $0.7 million in asset management fees from continuing operations payable to our Advisor during the three months ended March 31, 2016 and 2015, respectively, (of which approximately $0.2 million and $0.2 million, respectively, were capitalized as part of the cost of our properties that were under development). We incur asset management fees at an annual rate of 1% of our real estate assets under management as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners). Asset management fees increased for the three month period ended March 31, 2016 as compared to the prior year’s period as a result of the increase in our real estate assets under management subsequent to March 31, 2015 and as a result of several multifamily projects becoming operational. Asset management fees incurred during development are capitalized as part of the cost of development and we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational. We expect increases in asset management fees in the future as our multifamily projects become fully developed and we invest in additional properties. However, this increase will be partially offset by decreases in our real estate assets under management as a result of the anticipated disposition of properties during 2016.

Property Management Fees. We incurred approximately $0.4 million and $0.3 million in property management fees from continuing operations during the three months ended March 31, 2016 and 2015, respectively. Property management fees generally range from 2.25% to 4% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods. Property management fees increased during 2016 primarily as a result of increased property revenues. We expect that additional increases in these fees as property revenues increase as more of our development properties become operational will be partially offset by decreases in property revenues due to the disposition of properties, as described further in “Liquidity and Capital Resources – Real Estate Held for Sale”.

Depreciation. Depreciation from continuing operations for the three months ended March 31, 2016 and 2015 was approximately $2.1 million and $2.7 million, respectively. Depreciation expense decreased primarily due to the sale of the three Crescent Properties that sold during 2015 and the discontinuation of depreciation for the four properties classified as held for sale during the three months ended March 31, 2016, as described further in “Liquidity and Capital Resources – Real Estate Held for Sale”. We expect increases in depreciation in the future as additional phases of other properties become fully operational and other development properties become operational.

Interest Expense and Loan Cost Amortization. During the three months ended March 31, 2016 and 2015, we incurred approximately $2.4 million and $2.0 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $0.8 million and $1.0 million, respectively, of which was capitalized as development costs relating to our properties under development.

Interest costs incurred during the three months ended March 31, 2016, increased as a result of an increase in LIBOR and an increase in our average debt outstanding during the three months ended March 31, 2016 to $281.9 million from $258.9 million during 2015, resulting in an approximately $0.6 million increase in interest cost and loan cost amortization. Interest expense also increased as a result of less interest expense being eligible for capitalization due to the completion of construction activity on several properties that became operational during the year.

We expect interest cost to continue to increase over the next year as we continue to borrow under our construction loans to fund construction costs and as we complete construction on buildings that become operational. However, as we dispose of certain properties, as further described in “Liquidity and Capital Resources – Real Estate Held for Sale,” we will repay the related indebtedness on those properties, which will result in a partial decrease in interest expense. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to being capitalized.

As of March 31, 2016, even though all of our loans were variable rate, we had purchased interest rate caps relating to four of our loans to reduce our exposure to future increases in LIBOR rate. Any increases to LIBOR rates will result in increased interest expense, but the interest rate caps will partially offset the full impact of an increase in the LIBOR rate. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.

Income Tax Expense. Income tax expense was approximately $0.1 million and $0.03 million for the three months ended March 31, 2016 and 2015, respectively.

Analysis of Discontinued Operations

We had income from discontinued operations of approximately $26.1 million for the three months ended March 31, 2015. During 2014, we entered into a contract to sell the Long Point Property. As a result, we accounted for the revenues and expenses associated with the Long Point Property as discontinued operations for all periods presented in accordance with GAAP. In January 2015 we sold the Long Point Property to an unrelated party and recorded a gain on sale of approximately $27.4 million for financial reporting purposes. Income from discontinued operations was partially offset by (i) a loss on extinguishment of debt of approximately $0.8 million related to the Long Point Property for unamortized loan costs and a prepayment penalty on the Long Point Property relating to the repayment of the related indebtedness due to the sale of this property and (ii) an income tax expense of $0.5 million related to the sale of the Long Point Property. We did not have any results from discontinued operations during the three months ended March 31, 2016.

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

During the three months ended March 31, 2016 and 2015, net (income) loss from continuing and discontinued operations attributable to our co-venture partners was approximately $0.1 million and ($13.1) million, respectively. All of the net loss attributable to noncontrolling interests for the three months ended March 31, 2016, was a result of pro rata share of loss from operations. Net income attributable to noncontrolling interests during the three months ended March 31, 2015, included pro rata share of loss from operations attributable to noncontrolling interests of approximately $0.8 million and a disproportionate share of gain from the sale of the Long Point Property in accordance with the gain allocation provisions for capital events, of approximately $13.9 million.

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

We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the three months ended March 31, 2016 and 2015, our MFFO represents FFO, excluding acquisition fees and expenses, straight-line rent adjustments, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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

The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the three months ended March 31:

	2016	2015
Net income (loss) attributable to common stockholders	$(1,604,519)	$10,317,905
Adjustments:
Loss (gain) on retirement and sale of property:
Continuing operations	1,005	—
Discontinued operations	—	(13,923,477)
Depreciation and amortization:
Continuing operations	1,711,845	2,028,641

FFO attributable to common stockholders	108,331	(1,576,931)
Acquisition fees and expenses(1):
Continuing operations	—	6,887
Straight-line rent adjustments(2):
Continuing operations	(14,666)	(129,145)
Loss on extinguishment of debt(3):
Discontinued operations	—	788,886
Unrealized loss related to changes in fair value of derivatives(4):
Continuing operations	16,918	20,327

MFFO attributable to common stockholders	$110,583	$(889,976)

Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171

Net income per share (basic and diluted)	(0.07)	0.46

FFO per share (basic and diluted)	0.00	(0.07)

MFFO per share (basic and diluted)	0.00	(0.04)

FOOTNOTES:

(1)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-traded REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition costs from business combinations that are not capitalized as part of the cost of the development properties and are expensed for GAAP purposes, management believes MFFO provides useful supplemental information that is comparable for real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. These acquisition fees and expenses include payments to our Advisor or third parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. Acquisition fees and expenses will have negative effects on returns to investors, the potential for future cash distributions, if any, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to restate such payments from a GAAP accrual basis to a cash basis), MFFO provides useful supplemental information on the realized economic impact of lease terms, providing insight on the contractual cash flows of such lease terms, and aligns results with management’s analysis of operating performance.
(3)	Management believes that adjusting for the realized loss on the early extinguishment of debt is appropriate because the write-off of unamortized loan costs are non-cash adjustments that are not reflective of our ongoing operating performance and aligns results with management’s analysis of operating performance. The loss on extinguishment of debt includes prepayment penalties.
(4)	These items relate to fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, because these items may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses.

RELATED PARTY ARRANGEMENTS

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, asset and property management fees and reimbursement of operating costs. In addition, our chief executive officer and president serves on the board of directors of Crescent Communities, LLC, an affiliate of three joint venture partners for four of our multifamily development projects as of March 31, 2016. See Note 6. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

As of March 31, 2016, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2016	2017-2018	2019-2020	More than 5 years	Total
Development contracts on development properties (1)	$47,615,966	$2,280,590	$—	$—	$49,896,556
Mortgage notes payable (principal and interest) (2)	892,009	2,661,645	2,661,645	25,385,876	31,601,175
Construction notes payable (principal and interest) (2)	128,546,545	146,685,535	—	—	275,232,080

	$177,054,520	$151,627,770	$2,661,645	$25,385,876	$356,729,811

FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of March 31, 2016 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.
(2)	For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of March 31, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of our Critical Accounting Policies and Estimates.

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

The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2016	2017	2018	2019	2020	Thereafter	Total	Approximate Fair Value
Variable rate debt	$123,616,624	$91,613,005	$52,787,805	$686,084	$703,156	$25,129,488	$294,536,162	$294,900,000

Average interest rate(1)	3.01%	2.75%	2.89%	2.74%	2.74%	2.74%	2.88%

FOOTNOTE

(1)	As of March 31, 2016, we were paying the interest rate floor on certain of our variable rate debts.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of March 31, 2016, would increase interest expense by approximately $0.6 million on our variable rate debt for the three months ended March 31, 2016. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May, 2016.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed or incorporated as part of this report.

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101	The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.