Form 10-Q
period 2016-06-30
CNL Growth Properties, Inc.
filed 2016-08-08
CIK 1452168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________
 FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-54686
 _________________________________________________________________________________
 CNL Growth Properties, Inc.
(Exact name of registrant as specified in its charter)
 _________________________________________________________________________________

Maryland	26-3859644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

CNL Center at City Commons 450 South Orange Avenue Orlando, Florida	32801
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (407) 650-1000
 ___________________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of August 4, 2016 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $254,884,457 and $170,258,129, respectively)	$261,052,436	$175,359,303
Construction in process, including land (including VIEs $67,576,173 and $114,367,104, respectively)	71,820,359	119,031,154
Total real estate assets, net	332,872,795	294,390,457
Real estate held for sale (including VIEs $28,543,337 and $96,073,012, respectively)	54,797,991	124,092,989
Cash and cash equivalents (including VIEs $32,982,936 and $8,086,954, respectively)	66,798,784	19,016,194
Restricted cash (including VIEs $935,004 and $1,058,010, respectively)	1,469,071	1,369,515
Other assets (including VIEs $1,114,213 and $1,165,593, respectively)	1,647,424	1,613,635
Total Assets	$457,586,065	$440,482,790
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $237,612,103 and $239,298,457, respectively)	$265,340,577	$267,025,839
Accrued development costs (including VIEs $11,688,846 and $18,265,802, respectively)	11,688,846	18,265,802
Due to related parties	1,762,287	1,650,788
Accounts payable and other accrued expenses (including VIEs $4,047,433 and $4,436,485, respectively)	5,013,546	4,973,131
Other liabilities (including VIEs $989,464 and $594,221, respectively)	1,077,180	678,702
Noncontrolling interest distribution payable (including VIEs $15,562,149 and $0, respectively)	15,562,149	—
Total Liabilities	300,444,585	292,594,262
Commitments and contingencies (Note 8)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 issued and 22,526,171 outstanding	225,262	225,262
Capital in excess of par value	170,792,081	170,792,081
Accumulated earnings	33,127,579	18,895,225
Accumulated cash distributions	(67,578,518)	(67,578,518)
Total Stockholders’ Equity	136,566,404	122,334,050
Noncontrolling interests	20,575,076	25,554,478
Total Equity	157,141,480	147,888,528
Total Liabilities and Equity	$457,586,065	$440,482,790
The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$8,877,307	$7,239,604	$16,942,020	$13,157,312
Other property revenues	744,419	614,149	1,367,781	1,084,816
Total revenues	9,621,726	7,853,753	18,309,801	14,242,128
Expenses:
Property operating expenses	5,585,703	3,561,314	9,981,103	6,998,721
General and administrative	1,311,882	607,199	2,526,225	1,737,725
Asset management fees, net of amounts capitalized	729,916	562,458	1,384,061	1,052,529
Property management fees	440,331	296,829	854,159	567,425
Acquisition fees and expenses, net of amounts capitalized	—	9,575	—	16,462
Depreciation	2,380,902	2,673,272	4,435,421	5,330,934
Total expenses	10,448,734	7,710,647	19,180,969	15,703,796
Operating (loss) income	(827,008)	143,106	(871,168)	(1,461,668)
Other income (expense):
Fair value adjustments and other income (expense)	7,032	(10,916)	(3,709)	(716)
Interest expense and loan cost amortization, net of amounts capitalized	(1,987,328)	(1,261,627)	(3,554,347)	(2,280,531)
Loss on extinguishment of debt	(27,454)	—	(27,454)	—
Total other expense	(2,007,750)	(1,272,543)	(3,585,510)	(2,281,247)
Income tax (expense) benefit	(31,203)	824	(147,857)	(31,425)
Loss from continuing operations	(2,865,961)	(1,128,613)	(4,604,535)	(3,774,340)
Income from discontinued operations, net of tax	—	—	—	26,065,668
Net (loss) income before gain on sale of real estate and easement	(2,865,961)	(1,128,613)	(4,604,535)	22,291,328
Gain on sale of real estate, net of tax of $99,581	40,917,543	—	40,917,543	—
Gain on sale of easement	—	603,400	—	603,400
Net income (loss) including noncontrolling interests	38,051,582	(525,213)	36,313,008	22,894,728
Net income attributable to noncontrolling interest:
Continuing operations	(22,214,709)	(99,043)	(22,080,654)	258,407
Discontinued operations	—	—	—	(13,459,486)
Net (income) loss attributable to noncontrolling interests	(22,214,709)	(99,043)	(22,080,654)	(13,201,079)
Net income (loss) attributable to common stockholders	$15,836,873	$(624,256)	$14,232,354	$9,693,649
Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$0.70	$(0.03)	$0.63	$(0.13)
Discontinued operations	—	—	—	0.56
Net income (loss) per share of common stock (basic and diluted)	$0.70	$(0.03)	$0.63	$0.43
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	22,526,171
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six months ended June 30, 2016 and 2015 (Unaudited)

	Common Stock		Capital in	Accumulated	Accumulated	Total
	Number of Shares	Par Value	Excess of Par Value	Earnings (Deficit)	Cash Distributions	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	22,526,171	$225,262	$170,792,081	$(12,007,405)	$—	$159,009,938	$34,900,995	$193,910,933
Cash distributions declared and paid ($1.30 per share)	—	—	—	—	(29,284,024)	(29,284,024)	—	(29,284,024)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,298,726	1,298,726
Return of capital to non-controlling interests	—	—	—	—	—	—	(357,300)	(357,300)
Distributions to noncontrolling interests	—	—	—	—	—	—	(15,705,627)	(15,705,627)
Net income	—	—	—	9,693,649	—	9,693,649	13,201,079	22,894,728
Balance at June 30, 2015	22,526,171	$225,262	$170,792,081	$(2,313,756)	$(29,284,024)	$139,419,563	$33,337,873	$172,757,436

Balance at December 31, 2015	22,526,171	$225,262	$170,792,081	$18,895,225	$(67,578,518)	$122,334,050	$25,554,478	$147,888,528
Distributions to noncontrolling interests	—	—	—	—	—	—	(27,060,056)	(27,060,056)
Net income	—	—	—	14,232,354	—	14,232,354	22,080,654	36,313,008
Balance at June 30, 2016	22,526,171	$225,262	$170,792,081	$33,127,579	$(67,578,518)	$136,566,404	$20,575,076	$157,141,480
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net income, including amounts attributable to noncontrolling interests	$36,313,008	$22,894,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,435,421	5,330,934
Amortization of loan costs	365,050	249,067
Loss on extinguishment of debt	27,454	818,404
Prepayment penalties on loans	—	(282,485)
Loss on retirement of fixed assets	1,005	—
Gain on sale of real estate held for sale	(41,017,124)	(27,414,197)
Gain on sale of easement	—	(603,400)
Unrealized loss from change in fair value of interest rate caps	23,453	41,689
Straight-line rent adjustments	(236,692)	(152,593)
Changes in operating assets and liabilities:
Other assets	117,553	(287,975)
Due to related parties	111,499	158,495
Accounts payable and other accrued expenses	(115,729)	1,408,517
Other liabilities	(5,044)	187,439
Net cash provided by operating activities	19,854	2,348,623
Investing Activities:
Development property costs, including land and capital expenditures	(48,653,596)	(75,689,273)
Capital expenditures	(87,267)	—
Proceeds from sale of properties	109,996,325	54,434,756
Proceeds from sale of easement	—	675,000
Changes in restricted cash	(99,556)	(385,747)
Net cash provided by (used in) investing activities	61,155,906	(20,965,264)
Financing Activities:
Cash distributions paid on common stock	—	(29,284,024)
Proceeds from mortgage and construction notes payable	48,834,325	65,175,226
Payments of mortgage and construction notes payable	(51,133,110)	(28,263,006)
Payment of loan costs	—	(365,232)
Purchase of interest rate cap	—	(72,200)
Advance from affiliate of noncontrolling interest	418,522	—
Repayment of advance from affiliate of noncontrolling interest	(15,000)	—
Return of capital to noncontrolling interest	—	(357,300)
Contributions from noncontrolling interests	—	1,298,726
Distributions to noncontrolling interests	(11,497,907)	(15,705,627)
Net cash used in financing activities	(13,393,170)	(7,573,437)
Net Increase (Decrease) in Cash and Cash Equivalents	47,782,590	(26,190,078)
Cash and Cash Equivalents at Beginning of Period	19,016,194	47,691,457
Cash and Cash Equivalents at End of Period	$66,798,784	$21,501,379

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$11,688,846	$20,804,631
Distributions to noncontrolling interests	$15,562,149	$—
Loan cost amortization capitalized on development properties	$221,621	$441,174
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
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
Substantially all of the Company’s acquisition (through the completion of its acquisition stage in April 2015), operating, administrative and certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager.
From October 20, 2009 through April 11, 2014, the Company received aggregate offering proceeds of approximately $208.3 million from its initial and follow-on offering (the “Offerings”). Having taken into consideration the closing of the Company’s Offerings, completion of the acquisition phase in April 2015, and the estimated time needed to complete the development phase and achieve substantial stabilization of the Company’s assets, the Company and its Advisor began to explore strategic alternatives available for future stockholder liquidity. During 2015, the Company’s board of directors appointed a special committee comprised of the Company’s independent directors (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity and engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as exclusive financial advisor to the Company to assist the Company and the Special Committee with this process. During 2015, the Company sold four properties and declared special cash distributions funded partially from the net sales proceeds received from the sale of these properties. During 2016, as part of the continued focus of exploring strategic alternatives, the Company identified four properties for sale. In June 2016, the Company sold two properties and as of June 30, 2016, the Company had entered into purchase and sale agreements for the sale of the other two properties. In July 2016, the buyer exercised its option to terminate the purchase and sale agreement relating to one of the properties. See Note 4. “Real Estate Held for Sale” and Note 9. "Subsequent Events" for additional information.
On June 17, 2016, the Company filed a definitive proxy statement with the SEC requesting, among other items, the stockholders' approval of a plan of liquidation and dissolution ("Plan of Dissolution") authorizing the Company to undertake an orderly liquidation. In an orderly liquidation, the Company would sell all of its assets, pay all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute its remaining cash to its stockholders as liquidating distributions, wind-up its operations and dissolve the Company in accordance with Maryland law. On August 4, 2016, the Company's stockholders approved the Plan of Dissolution as described further in Note 9. "Subsequent Events."
As of June 30, 2016, the Company owned interests in 11 Class A multifamily properties, seven of which were operational and as to which development was substantially complete and four of which were under development and partially operational. The Company had a total of 1,986 completed apartment units as of June 30, 2016 (excluding 589 units relating to the two properties held for sale) and expects to have approximately 2,500 units once construction is completed on its properties under development.
Ten of the Company’s multifamily properties are owned through joint ventures in which it has co-invested with an affiliate of a national or regional multifamily developer (including one property held for sale). The Company also wholly owns one property, which is classified as held for sale.

2.	Summary of Significant Accounting Policies
Basis of Presentation – The accompanying condensed unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2016 may not be indicative of the results expected for the year ending December 31, 2016. Amounts

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)
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
Consolidation and Variable Interest Entities – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries over which it has control. All intercompany accounts have been eliminated in consolidation. In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative reviews. The Company bases its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.
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
Other Liabilities – In connection with the development of the Aura at the Rim property, the Company's co-venture partner, an affiliate of which serves as the developer of the project, was required by the lender of the related construction loan to advance certain hard cost overruns in accordance with the construction loan agreement. The joint venture of the Aura of the Rim property expects approximately $0.4 million of this advance, which is included in Other Liabilities, will be refunded to the co-venture partner based on the final cost of the project.
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
Reclassifications — Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform to current year presentation with no effect on previously reported net income (loss) or equity. See Note 4. “Real Estate Held for Sale” for additional information.
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
Adopted Accounting Pronouncements – In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the VIE and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

2.	Summary of Significant Accounting Policies (continued)
beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.
The amendments could be applied using either a modified retrospective or full retrospective approach. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of this ASU did not result in any changes to conclusions about whether the Company’s ten joint ventures were VIEs or whether the Company was the primary beneficiary for each of its joint ventures.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU was required to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which impacted the Company’s presentation of its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows. Accordingly, the Company has retrospectively adjusted the presentation of loan costs for all periods presented. The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated balance sheet as of December 31, 2015:

	As Filed December 31, 2015	Adjustments	Adjusted December 31, 2015
Loan costs, net	2,183,777	(2,183,777)	—
Mortgages and other notes payable, net	269,209,616	(2,183,777)	267,025,839

3.	Real Estate Assets, net
As of June 30, 2016 and December 31, 2015, real estate assets consisted of the following:

	June 30, 2016	December 31, 2015
Operating real estate assets, net:
Land and land improvements	$58,759,999	$43,162,156
Buildings and improvements	192,526,541	117,650,493
Furniture, fixtures and equipment	17,628,953	18,506,603
Less: accumulated depreciation	(7,863,057)	(3,959,949)
Total operating real estate assets, net	261,052,436	175,359,303
Construction in process, including land	71,820,359	119,031,154
Total real estate, net	$332,872,795	$294,390,457
For the six months ended June 30, 2016 and 2015, depreciation expense on the Company’s real estate assets was approximately $4.4 million and $5.3 million, respectively, including approximately $2.4 million and $2.7 million for the quarters ended June 30, 2016 and 2015, respectively.

4.	Real Estate Held for Sale
In 2012 and 2013, the Company acquired and began developing the Whitehall, Aura Castle Hills, Aura Grand and REALM Patterson Place properties. Construction of these Class A multifamily properties was completed between 2013 and 2014. In January and February 2016, the three joint ventures owning three of these properties each decided to pursue a potential sale of its respective property and the Company decided to pursue the sale of its wholly owned property, and as of such time, the Company classified the properties as held for sale. In June 2016, the Company sold the Aura Castle Hills and REALM Patterson Place properties. No disposition fee was payable to the Advisor on the sale of these properties.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

4.	Real Estate Held for Sale (continued)
In connection with these transactions, the Company received aggregate sales proceeds net of closing costs of approximately $110.0 million, resulting in aggregate gains, net of tax of approximately $40.9 million for financial reporting purposes, which was included in income from continuing operations in the accompanying condensed consolidated statement of operations. Of the aggregate gains, net of tax, of approximately $40.9 million, approximately $18.5 million was allocable to common stockholders.
As of June 30, 2016 and December 31, 2015, the Company had two and four properties, respectively, classified as real estate held for sale and consisted of the following:

	June 30, 2016	December 31, 2015
Land and land improvements	$10,341,615	$24,161,315
Buildings and improvements	45,571,664	101,121,049
Furniture, fixtures and equipment	5,036,380	8,722,188
Less: accumulated depreciation	(6,151,668)	(9,911,563)
Total real estate held for sale	$54,797,991	$124,092,989
The Company accounted for the revenues and expenses related to the four properties classified as held for sale as income from continuing operations because the disposition of these four properties on an individual basis would neither cause a strategic shift in the Company nor were they considered to have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08, which became effective on January 1, 2015. However, the proposed dispositions of the four properties represent individually significant components. The Company recorded net income (loss) from continuing operations related to the four properties of approximately $42.1 million (including aggregate gain on sale of real estate, net of tax of approximately $40.9 million) for the three months ended June 30, 2016, of which approximately $19.5 million (including aggregate gain on sale of real estate, net of tax of approximately $18.5 million) is attributable to common stockholders, and approximately $43.0 million (including aggregate gain on sale of real estate, net of tax of approximately $40.9 million) for the six months ended June 30, 2016, of which approximately $20.2 million (including aggregate gain on sale of real estate, net of tax of approximately $18.5 million) is attributable to common stockholders.

During 2014, prior to the effective date of ASU 2014-08, the Company entered into a contract to sell the Long Point Property. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property from loss from continuing operations to income from discontinued operations for all periods presented. In January 2015, the Company sold the Long Point Property, received sales proceeds net of closing costs of approximately $54.4 million, resulting in a gain of approximately $27.4 million for financial reporting purposes (of which approximately $13.9 million is attributable to common stockholders), which were included in income from discontinued operations for the applicable six months ended June 30, 2015 in the accompanying condensed consolidated statements of operations.
There were no discontinued operations for the quarter and six months ended June 30, 2016, or for the quarter ended June 30, 2015. The following is a summary of income from discontinued operations for the six months ended June 30, 2015:

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

4.	Real Estate Held for Sale (continued)

2015
Revenues	$190,068
Expenses	(184,920)
Depreciation and amortization	—
Operating income	5,148
Fair value adjustments and other expense	1
Interest expense and loan cost amortization, net of amounts capitalized	(44,274)
Loss on extinguishment of debt	(818,404)
Gain on sale of property	27,414,197
Total other income	26,551,520
State income tax expense	(491,000)
Income from discontinued operations	$26,065,668

5.	Indebtedness
During the six months ended June 30, 2016, the Company borrowed approximately $48.8 million in connection with its multifamily development projects.
The Company, through joint ventures formed to make investments, generally has borrowed on a non-recourse basis to fund construction. The use of non-recourse financing allows the Company to limit its exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.

The estimated fair market value and carrying value (before loan costs) of the Company’s debt were approximately $265.4 million and $266.9 million, respectively, as of June 30, 2016. The estimated fair market value of the Company’s debt was determined based upon then-current rates and spreads the Company would expect to obtain for similar borrowings. Because this methodology includes inputs that are less observable by the public and are not necessarily reflected in active markets, the measurement of the estimated fair values related to the Company’s mortgage and construction notes payable are categorized as Level 3 on the three-level valuation hierarchy used for GAAP. The estimated fair values of accounts payable and accrued expenses approximated the carrying values as of June 30, 2016 because of the relatively short maturities of the obligations.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

6.	Related Party Arrangements
During the quarters and six months ended June 30, 2016 and 2015, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Reimbursable expenses:
Investor administrative service fees(1)	$33,750	$33,750	$67,500	$67,500
Other operating and acquisition expenses(2)	380,157	392,227	625,850	641,846
	413,907	425,977	693,350	709,346
Investment Service Fee	8,793	594,045	30,712	594,045
Asset management fees(3)	900,861	815,294	1,750,427	1,587,206
Property management fees	15,706	14,486	32,094	27,720
	$1,339,267	$1,849,802	$2,506,583	$2,918,317
FOOTNOTES:

(1)	Investor administrative service fees are included in general and administrative expenses for the quarters and six months ended June 30, 2016 and 2015.

(2)	All other operating and acquisition expenses are included in general and administrative expenses for the quarters and six months ended June 30, 2016 and 2015.

(3)
For the quarters and six months ended June 30, 2016, approximately $0.2 million and $0.4 million, respectively, of the asset management fees incurred by the Company above were capitalized as part of the cost of development properties, as compared to $0.2 million and $0.5 million, respectively, for quarters and six months ended June 30, 2015. Asset management fees, net of amounts capitalized, are included in asset management fees for the periods presented.

Amounts due to related parties for fees and reimbursable costs and expenses, as described above, were as follows as of:

	June 30, 2016	December 31, 2015
Due to Property Manager:
Property management fees	$15,706	$16,326
Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,746,581	1,634,462
	$1,762,287	$1,650,788
Transactions with Other Related Parties – The Company’s chief executive officer and president serves on the board of directors of Crescent Communities, LLC (“Crescent”), a joint venture partner of the Company in one of its multifamily development projects (and three projects which were sold during the last half of 2015). In connection with the development of such projects, each consolidated joint venture has agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. During the six months ended June 30, 2016 and 2015, approximately $0.04 million and $0.4 million, respectively, in development fees payable to Crescent or its affiliates, were incurred and are included the Company’s condensed consolidated financial statements as part of the cost of the applicable development projects.

7.	Stockholder’s Equity
Special Cash Distributions – In February 2015, the Company’s board of directors declared a special cash distribution of $29.3 million representing $1.30 per share of common stock (the “Special Distribution”). No special cash distributions were declared during the six months ended June 30, 2016.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2016
(UNAUDITED)

8.	Commitments and Contingencies
From time to time, the Company may be a party to legal proceedings in the ordinary course of, or incidental to the normal course of, its business, including proceedings to enforce the Company's contractual or statutory rights. While the Company cannot predict the outcome of these legal proceedings with certainty, based upon currently available information, the Company does not believe the final outcome of any pending or threatened legal proceeding will have a material adverse effect on its results of operations or financial condition.
Pursuant to the development agreements for the Company’s multifamily development properties under construction as of June 30, 2016, the Company has committed to fund approximately $13.5 million in remaining development and other costs as of June 30, 2016. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

9.	Subsequent Events
In July 2016, the Company paid distributions of approximately $15.6 million to its co-venture partners related to the June 2016 sale of the Aura Castle Hills property pursuant to the terms of the joint venture agreement.
In July 2016, the proposed buyer of the Aura Grand Property exercised its right under the purchase and sale agreement to terminate the agreement during the inspection period. In August 2016, the Company completed the sale of the Whitehall Property and received sales proceeds, net of closing costs, in excess of the carrying value of the property. The Company used a portion of the net sales proceeds to repay the mortgage note payable related to this property. No disposition fee was payable to the Advisor on the sale of the Whitehall Property.
As described above in Note 1, "Business and Organization," on June 17, 2016, the Company filed a definitive proxy statement requesting, among other items, the stockholders' approval of a Plan of Dissolution. On August 4, 2016, the stockholders approved the Company's Plan of Dissolution pursuant to which the Company's Board of Directors is authorized to undertake a sale of all of the Company's assets and distribute the net proceeds to stockholders after payment of all of the Company's liabilities. See the Company's Form 8-K filed on August 5, 2016 for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion is based on the unaudited condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the quarters and six months ended June 30, 2016 and 2015. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date. This information should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2016 (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the timing and implementation of the Company's Plan of Dissolution; risks associated with the Company’s investment strategy, including its concentration in the multifamily sector and geographic concentration of properties; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the limited number of investments made; risks associated with the Company’s limited capital resources, including the risk of the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; failure to successfully manage growth; the Company’s inability to make necessary improvements to properties on a timely or cost-efficient basis; risks related to development projects, including construction delays, construction cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any Joint Venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes; and the Company’s inability to protect its intellectual property and the value of its brand.
For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results

of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company's definitive proxy statement dated June 17, 2016 filed in connection with the approval of the Plan of Dissolution by the Company's stockholders at the Company's annual meeting held on August 4, 2016, the Company’s quarterly reports on Form 10-Q and the Company’s annual report on Form 10-K, copies of which may be obtained from the Company’s website at www.cnlgrowthproperties.com.
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
We completed our acquisition phase and invested part of our uninvested available cash in one final multifamily development property during April 2015. We will continue to focus on completing the development of our properties, operations, and evaluating potential exit strategies for our stockholders, as described below under "Exit Strategy."
Our Advisor and Property Manager
We are externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and our property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is an affiliate of CNL Financial Group, LLC, our sponsor (“CNL” or the “Sponsor”), a private investment management firm specializing in alternative investment products. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying, recommending and executing acquisitions (through the completion of our acquisition stage in April 2015) and dispositions on our behalf pursuant to an advisory agreement.
Substantially all of our acquisition (through the completion of our acquisition stage in April 2015), operating, administrative and property management services are provided by sub-advisors to the Advisor and by sub-property managers to the Property Manager.
Exit Strategy
Due to the completion of our Offerings in April 2014, the completion of our acquisition phase in April 2015 and the estimated time needed to complete our development phase and have our assets substantially stabilize, our Advisor began to explore strategic alternatives. In August 2015, our board of directors appointed a special committee comprised of our independent board members (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. In September 2015, we engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as our exclusive financial advisor and assist us and the Special Committee with this process. In the ordinary course of CBRE Cap’s business, CBRE Cap, its affiliates, directors and officers, may trade or otherwise structure and effect transactions in our shares or assets for its own account or for the accounts of its customers and accordingly, may at any time hold a long or short position, finance positions, or otherwise structure and effect transactions in our shares or assets. CBRE Cap is an affiliate of CBRE Group, Inc. (“CBRE”), the parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Through CBRE’s affiliates, CBRE may have in the past, and may from time to time in the future, perform one or more roles in our transactions. Refer to “Our Real Estate Portfolio” below for a discussion on properties sold during 2015 and 2016.
On June 17, 2016, we filed a definitive proxy statement with the SEC requesting, among other items, our stockholders' approval of a plan of liquidation and dissolution ("Plan of Dissolution") authorizing us to undertake an orderly liquidation. In an orderly liquidation, we would sell of all of our assets, pay all of our known liabilities, provide for the payment of our unknown or contingent liabilities, distribute our remaining cash to our stockholders as liquidating distributions, wind-up our operations and dissolve the Company in accordance with Maryland law. On August 4, 2016, our stockholders approved the Company's Plan of Dissolution pursuant to which our Board of Directors is authorized to undertake a sale of all of the Company's assets and distribute the net proceeds to our stockholders after payment of all of the Company's liabilities. See the Company's Form 8-K filed on August 5, 2016 for additional details.

Although our stockholders approved our Plan of Dissolution, there is no assurance we will have a liquidity event in the near term. We expect to distribute all of the net proceeds from the sale of our assets to our stockholders within 24 months after the stockholder approval of our Plan of Dissolution. However, if we cannot sell our assets and pay our debts within 24 months, or if our Board and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.
Our Real Estate Portfolio
As described above in “Our Exit Strategy”, during 2015, we formed a Special Committee and in September 2015, we engaged CBRE Cap to assist us with the process of evaluating strategic alternatives for future stockholder liquidity, including evaluating provisions within the individual join venture agreements to consider specific asset sales. During 2015, we, through our consolidated joint ventures, sold four real estate properties that were operational. In addition, as part of exploring strategic alternatives, in January and February 2016, we decided to pursue a potential sale of four properties, as further described below in “Liquidity and Capital Resources – Real Estate Held for Sale”, and had completed the sale of REALM Patterson Place, Aura Castle Hills and Whitehall Properties as of the date of this filing.
As of June 30, 2016, we owned interests in 11 Class A multifamily properties in the southeastern and sunbelt regions of the United States, seven of which had substantially completed development and were operational. The remaining four properties were under development and were partially operational, with completion expected in phases by the fourth quarter of 2016. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We generally expect our multifamily properties to reach stabilization within 24 months after completion.
We had a total of 1,986 completed apartment units as of June 30, 2016, (excluding 589 units relating to the two real estate held for sale properties) and expect to have more than 2,500 units once construction is completed on our remaining properties under development.
Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of June 30, 2016, excluding the Whitehall Property that we wholly own, we had co-invested in ten separate joint ventures with eight separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of June 30, 2016 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying condensed financial statements.
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
Generally, we expect to meet cash needs for our operating expenses and debt service from our cash flow from operations once our properties are operating and stabilized. We have generated positive cash flows from operations since 2013 and generally expect to continue to do so as our remaining properties become operational in phases and stabilize. However, our positive cash flows will be negatively impacted from the loss of property operating cash flows upon the sale of properties associated with our exit strategy.
We have borrowed in connection with the development of our properties. Although, in general, our articles of incorporation allow us to borrow up to 300% of our net assets and our board of directors has adopted a policy to permit our aggregate borrowings to approximately 75% of the aggregate value of our assets. However, if needed, our articles of incorporation and the borrowing policy limitation adopted by our board of directors permit borrowings in certain circumstances in excess of such levels if approved by a majority of our independent directors. We had an aggregate debt leverage ratio of approximately 58% of the aggregate carrying value of our consolidated assets as of June 30, 2016. Our aggregate debt leverage may increase or decrease over time due to a variety of factors, such as the use of additional construction financing to fund the development of our development properties. We generally have obtained construction financing to fund up to approximately 65% to 75% of the development budget of our development properties.
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
Sources of Liquidity and Capital Resources
As of June 30, 2016, our cash totaled $66.8 million and consisted primarily of net proceeds from sales of real estate and cash from unused offering proceeds. We may retain a portion of our cash on hand or use debt and/or equity proceeds for capital needs and any other corporate purposes deemed appropriate.
Borrowings
As described above, we utilize construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. During the six months ended June 30, 2016 we borrowed $48.8 million under our various construction loans to pay for development costs relating to several of our properties owned.
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
For additional information on our borrowings, see Note 5. “Indebtedness” to our condensed consolidated financial statements in Item 1. “Financial Statements.”
Real Estate Held for Sale
During January and February 2016, as a result of evaluation of strategic alternatives, we decided to pursue a potential sale of four additional properties. In June 2016, the REALM Patterson Place and Aura Castle Hills Properties sold and we received sales proceeds net of closing costs of $110.0 million. We used a portion of the net sales proceeds from the sale of those two properties to repay the development and construction loans related to both properties, and also paid distributions in June and July to our respective co-venture partners of each of the REALM Patterson Place Joint Venture and Aura Castle Hills Joint Venture, respectively, in accordance with the terms of the joint venture agreements. As of June 30, 2016, we had the Aura Grand Property and the Whitehall Property classified as held for sale.
In July 2016, the proposed buyer of the Aura Grand Property exercised its right under the purchase and sale agreement to terminate the agreement during the inspection period. The Aura Grand Property is expected to sell before the end of 2016; however, there can be no assurance that the sale of the property will be completed within the contemplated time, or at all. In August 2016, we sold the Whitehall Property received sales proceeds, net of closing costs, in excess of the carrying value of the property. We used a portion of the net sales proceeds to repay the mortgage note payable related to this property.
During 2015, we sold the Long Point property. In connection with this transaction, the joint venture received aggregate sales proceeds net of closing costs of approximately $54.4 million, and through our consolidated joint venture, we used the net sales proceeds from the sale of this property to repay the mortgage note payable collateralized by the property.
We intend to use a portion of the net sales proceeds from properties sold in 2016 for general corporate purposes, which may include a special distribution to stockholders.
Net Cash Provided by Operating Activities
Our net cash flows provided by operating activities was approximately $0.02 million and $2.3 million for the six months ended June 30, 2016 and 2015, respectively. Cash flows from operating activities declined during the six months ended June 30, 2016, primarily due to the sale of four operational properties in 2015 and an increase in general and administrative expenses, asset management fees, and property management fees as a result of additional properties and units being operational. Cash flows from operating activities also declined due to an increase in professional fees related to our exit strategy.

Advance from Affiliate of Noncontrolling Interest
In connection with the development of the Aura at the Rim property, our co-venture partner, an affiliate of which serves as the developer of the project, was required by the lender of the related construction loan to advance certain hard cost overruns in accordance with the construction loan agreement. The joint venture of the Aura of the Rim property expects approximately $0.4 million of this advance will ultimately be refunded to the co-venture partner based on the final cost of the project.
Uses of Liquidity and Capital Resources
Development of Properties
In connection with our development projects, we funded approximately $48.7 million in development costs during the six months ended June 30, 2016. Pursuant to the development agreements for the properties under development, as of June 30, 2016 we had commitments to fund approximately $13.5 in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property.
Debt Service
During the six months ended June 30, 2016, we paid $51.1 million of construction loans payable, which included the early repayment of approximately $51.0 million using a portion of the net sales proceeds from the sale of the REALM Patterson Place and Aura Castle Hills properties.
As described above in "Liquidity and Capital Resources – General," as our indebtedness approaches maturity, we, along with our joint venture partners, may extend and refinance the construction loans on our development properties, or may determine to sell the property and use proceeds from the sale to repay the indebtedness. Our construction loan relating to our Remington Fairfield Property is scheduled to mature in September 2016 and we have begun the process of modifying and extending the original construction loan related to this property.
Distributions to Noncontrolling Interests
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
During the six months ended June 30, 2016 our consolidated joint ventures paid distributions of approximately $11.5 million to our co-venture partners representing approximately $1.3 million from their pro rata share of positive operating cash flows, plus approximately $10.2 million from a disproportionate share of proceeds from capital events relating to net sales proceeds from the sale of the REALM Patterson Place Property, in accordance with the terms of our joint venture agreement. In July, one of our consolidated joint ventures paid distributions of approximately $15.6 million to our co-venture partners representing a disproportionate share of proceeds from capital events relating to net sales proceeds from the sale of the Aura Castle Hills Property, in accordance with the terms of our joint venture agreement.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS
As of June 30, 2016, we owned interests in 11 Class A multifamily properties, seven of which were operational and as to which development was substantially complete and four of which were under development and were partially operational. The following table presents the number of completed apartment units, percent leased, as well as, revenues and property operating expenses for each of our properties with operations during the quarters and six months ended June 30, 2016 and 2015:

	Start Date of Operations(6)	Completion Date	Units Expected Upon Completion	Completed Apartment Units as of		% Leased (1) as of		Three Months Ended June 30,		Six Months Ended June 30,
				June 30,		June 30,
				2016	2015	2016	2015	2016	2015	2016	2015
Revenues:
Whitehall Property (2)	Q4 2012	Q2 2013	298	298	298	97%	98%	$1,073,375	$1,018,150	$2,133,341	$1,999,950
Aura Grand Property (2)	Q4 2013	Q2 2014	291	291	291	97%	97%	1,066,891	1,049,298	2,135,197	2,078,633
Fairfield Ranch Property	Q3 2014	Q1 2015	294	294	294	93%	84%	1,098,133	744,378	2,181,076	1,305,298
Premier at Spring Town Center Property	Q4 2014	Q3 2015	396	396	352	91%	49%	1,166,645	430,979	2,264,334	589,780
City Walk Property	Q2 2015	Q3 2015	320	320	153	98%	47%	1,413,627	204,579	2,742,215	210,781
Oxford Square Property	Q3 2015	Q4 2015	248	248	—	93%	—%	774,133	—	1,266,389	—
Aura at the Rim Property	Q4 2015	Q1 2016	308	308	—	61%	—%	469,964	—	695,656	—
Aura on Broadway Property	Q1 2016	Est. Q3 2016	194	64	—	53%	—%	40,578	—	44,821	—
Bainbridge 3200 Property (3)	Q1 2016	Est. Q4 2016	228	150	—	36%	—%	101,981	—	102,121	—
Crescent Gateway (6)	Q2 2016	Est. Q4 2016	249	72	—	33%	—%	109,583	—	110,968	—
Haywood Reserve (4)	Q2 2016	Est. Q3 2016	292	134	—	11%	—%	60,503	—	60,503	—
Subtotal			3,118	2,575	1,388			7,375,413	3,447,384	13,736,621	6,184,442
Sold Properties (5)				1,554	1,554			2,246,313	4,406,369	4,573,180	8,057,686
Total revenues				4,129	2,942			$9,621,726	$7,853,753	$18,309,801	$14,242,128
Property operating expenses:
Whitehall Property (2)								$359,789	$342,181	$751,701	$676,981
Aura Grand Property (2)								593,326	439,455	1,173,746	885,786
Fairfield Ranch Property								529,800	379,623	976,890	861,411
Premier at Spring Town Center Property								784,250	303,941	1,416,046	542,562
City Walk Property								849,207	180,549	1,303,148	261,097
Oxford Square Property (6)								326,583	5,054	713,548	6,877
Aura at the Rim Property								471,500	—	823,617	—
Aura on Broadway Property								115,809	—	223,505	—
Bainbridge 3200 Property (3)								215,793	—	230,482	—
Crescent Gateway Property (6)								99,062	11,894	200,541	12,986
Haywood Reserve (4)(6)								275,377	2,786	311,583	11,425
Subtotal								4,620,496	1,665,483	8,124,807	3,259,125
Sold Properties (5)								965,207	1,895,831	1,856,296	3,739,596
Total property operating expenses								$5,585,703	$3,561,314	$9,981,103	$6,998,721

FOOTNOTES:

(1)
The percentage leased presented in the table above represents the number of units leased as of the end of the applicable period as a percentage of the total number of expected units of the property, whether or not currently available for lease.

(2)	Property is classified as held for sale as of June 30, 2016.

(3)	Property formerly known as Hampton Roads.

(4)	Property formerly known as Haywood Place.

(5)
During the third and fourth quarters of 2015, the Company sold the Crescent Alexander Village, Crescent Crosstown and Crescent Cool Springs properties. During the second quarter of 2016, the Company sold the REALM Patterson Place and Aura Castle Hills properties.

(6)
Start of operations is based on the quarter in which the first building certificate of occupancy is obtained. Property operating revenues prior to the start of operations primarily relate to application fees and other income earned prior to physical occupancy of tenants. Property operating expenses incurred prior to the start of operations primarily relate to pre-leasing and marketing expenses.

Our results of operations for the respective periods presented reflect increases in most categories due to the growth of our multifamily portfolio. Four properties became fully operational and four properties became partially operational from July 1, 2015 to June 30, 2016. Management expects increases in revenues and operating expenses due to our existing multifamily development properties become operational to be partially offset by decreases in revenues and expenses from the disposition of properties.  We have classified the Long Point Property revenues and expenses as discontinued operations for all periods, as described below.
Comparison of the quarter and six months ended June 30, 2016 to the quarter and six months ended June 30, 2015
Analysis of Revenues and Expenses from Continuing Operations:
Revenues. Rental income from operating leases from continuing operations and other property revenues was approximately $9.6 million and $18.3 million for the quarter and six months ended June 30, 2016, respectively, as compared to $7.9 million and $14.2 million for the quarter and six months ended June 30, 2015, respectively. Rental income from continuing operations and other property revenues increased approximately $4.1 million over 2015 primarily due to the increased stabilization of several properties (either fully operational or partially operational, as described above), offset by the loss of revenues related to three properties sold during 2015. We expect additional increases in revenue as additional units are completed, leased and our properties become more fully operational and as additional portions of our properties under development become operational. We expect that these increases will be partially offset by decreases in revenues from the disposition of two properties in June 2016 and additional properties during the remainder of 2016, as described in “Liquidity and Capital Resources – Real Estate Held for Sale”.
Property Operating Expenses. Property operating expenses from continuing operations for the quarter and six months ended June 30, 2016 were $5.6 million and $10.0 million, respectively, as compared to $3.6 million and $7.0 million for the quarter and six months ended June 30, 2015, respectively. Property operating expenses increased approximately $3.0 million due to the additional properties becoming either fully operational or partially operational, offset by the sale of three properties in 2015, as described above. Property operating expenses also increased in 2016 due to pre-leasing and marketing activities at our properties under development with partial operations. Operating expenses also increased as a result of incurring additional maintenance expenses to prepare two properties for sale. Property operating expenses are expected to increase as additional units are completed and our properties become fully operational, and as additional portions of our other properties under development become operational. We expect that these increases will be partially offset by decreases in property expenses from the disposition of additional properties during 2016, as described in “Liquidity and Capital Resources – Real Estate Held for Sale”.
General and Administrative Expenses. General and administrative expenses from continuing operations for the quarter and six months ended June 30, 2016 were $1.3 million and $2.5 million, respectively as compared to $0.6 million and $1.7 million for the quarter and six months ended June 30, 2015. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, and board of directors’ fees. The increase in general and administrative expenses is primarily the result of an increase in professional services and legal expenses incurred as part of exploring strategic alternatives. We anticipate that general and administrative expenses will increase as more properties become operational and we continue to incur additional legal, accounting and other professional expenses as a result of our exit strategy.
Asset Management Fees. We incurred approximately $0.9 million and $1.8 million in asset management fees from continuing operations payable to our Advisor during the quarter and six months ended June 30, 2016, respectively, (of which approximately $0.2 million and $0.4 million, respectively, were capitalized as part of the cost of our properties that were under development), as compared to approximately $0.8 million and $1.6 million, respectively, for comparable periods in 2015, of which approximately $0.2 million and $0.5 million, respectively, were capitalized. We incur asset management fees at an annual rate of 1% of our real estate assets under management as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners). Asset management fees increased for the quarter and six months ended June 30, 2016 as compared to the prior year’s period as a result of the increase in our real estate assets under management subsequent to June 30, 2015 and as a result of several multifamily projects becoming operational. Asset management fees incurred during development are capitalized as part of the cost of development and we expect certain asset management fees incurred on properties under development to continue to be capitalized as part of the cost of the development until such time as the applicable property becomes operational. We expect increases in asset management fees in the future as our multifamily projects become fully developed. However, this increase will be partially offset by decreases in our real estate assets under management as a result of the anticipated disposition of properties during 2016.
Property Management Fees. We incurred approximately $0.4 million and $0.9 million in property management fees from continuing operations during the quarter and six months ended June 30, 2016, respectively, as compared to approximately $0.3 million and $0.6 million, respectively, for the comparable periods in 2015. Property management fees generally range from 2.25% to 4% of property revenues, subject to minimum monthly fees from third party property managers during initial lease-up periods. Property management fees increased during 2016 primarily as a result of increased property revenues. We expect that additional increases in these fees as property revenues increase as more of our development properties become operational will be partially offset by decreases in property revenues due to the disposition of properties, as described further in “Liquidity and Capital Resources – Real Estate Held for Sale”.

Depreciation. Depreciation from continuing operations for the quarter and six months ended June 30, 2016, was approximately $2.4 million and $4.4 million, respectively, as compared to approximately $2.7 million and $5.3 million, respectively, for the comparable periods in 2015. Depreciation expense decreased primarily due to the sale of the three Crescent Properties that sold during 2015 and the discontinuation of depreciation for the four properties classified as held for sale during the six months ended June 30, 2016, as described further in “Liquidity and Capital Resources – Real Estate Held for Sale”. We expect that increases in depreciation in the future as additional phases of other properties become fully operational will be partially offset by discontinuation of depreciation on additional properties classified as held for sale as part of evaluating strategic alternatives for future stockholder liquidation.
Interest Expense and Loan Cost Amortization. During the quarter and six months ended June 30, 2016, we incurred approximately $2.6 million and $4.9 million, respectively, of interest expense and loan cost amortization from continuing operations relating to debt outstanding on our properties, $0.6 million and $1.3 million, respectively, of which was capitalized as development costs relating to our properties under development. This compares to approximately $2.3 million and $4.3 million, respectively, of such expenses during the quarter and six months ended June 30, 2015, respectively, of which approximately $1.0 million and $2.0 million, respectively, was capitalized as development costs.
Interest costs incurred during the quarter and six months ended June 30, 2016, increased as a result of an increase in LIBOR and an increase in our average debt outstanding during the quarter and six months ended June 30, 2016 to $328.0 million and $316.9 million, respectively, from approximately $277.4 million and $273.0 million during the same periods in 2015, resulting in an approximately $0.3 million and $0.6 million increase, respectively, in interest cost and loan cost amortization. The increase in our average debt outstanding from additional borrowings to finance the development costs of our properties was partially offset from the early repayment of debt resulting from the sale of three properties in the last half of 2015. Interest expense also increased as a result of less interest expense being eligible for capitalization due to the completion of construction activity on several properties that became operational during the period.
We expect interest cost to continue to increase as we continue to borrow under our construction loans to fund construction costs and as we complete construction on buildings that become operational. However, as we dispose of certain properties, as further described in “Liquidity and Capital Resources – Real Estate Held for Sale,” we will repay the related indebtedness on those properties, which will result in a partial decrease in interest expense. We expect to continue to capitalize interest expense and loan cost amortization incurred as costs relating to our development properties. As our development properties become operational, we expect that these expenses will be recognized in our consolidated statement of operations, as opposed to being capitalized.
As of June 30, 2016, even though all of our loans were variable rate, we had purchased interest rate caps relating to four of our loans to reduce our exposure to future increases in LIBOR rate. Any increases to LIBOR rates will result in increased interest expense, but the interest rate caps will partially offset the full impact of an increase in the LIBOR rate. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for an estimate of how a 1% change in LIBOR would impact our annual interest expense incurred.
Loss on Extinguishment of Debt. Losses on extinguishment of debt was approximately $0.03 million for the quarter and six months ended June 30, 2016. The losses incurred during the quarter and six months ended June 30, 2016, related to the early repayments of debt related to the sale of two properties in June 2016. Loss on extinguishment of debt included lender fees incurred with the transaction and the write-off of unamortized loan costs. There was no loss on extinguishment of debt during the quarter and six months ended June 30, 2015.
Income Tax (Expense) Benefit. Income tax (expense) benefit was approximately $(31) thousand and $(0.1) million for the quarter and six months ended June 30, 2016, respectively, as compared to approximately $1 thousand and $(0.03) million, respectively, for the same periods in 2015.
Gain on Sale of Real Estate, Net of Tax. Gain from sale of real estate, net of tax from continuing operations was approximately $40.9 million for the quarter and six months ended June 30, 2016 (of which approximately $18.5 million was attributable to common stockholders and the balance was attributed to our co-venture partners, as described below) relating to the sale of the REALM Patterson Place and Aura Castle Hills properties. There was no gain on sale of real estate from continuing operations during the quarter and six months ended June 30, 2015.
Gain on Sale of Easement. During the quarter and six months ended June 30, 2015, we recorded a gain on sale of a property easement of $0.6 million. There was no gain on sale of easement during the quarter and six months ended June 30, 2016.
Analysis of Discontinued Operations
We had income from discontinued operations of approximately $26.1 million for the six months ended June 30, 2015. During 2014, we entered into a contract to sell the Long Point Property. As a result, we accounted for the revenues and expenses associated with the Long Point Property as discontinued operations for all periods presented in accordance with GAAP. In January 2015 we sold the Long Point Property to an unrelated party and recorded a gain on sale of approximately $27.4 million for financial reporting purposes, of which approximately $13.9 million was attributed to common stockholders, and the balance was attributed to our co-venture partner, as described below). Income from discontinued operations was partially offset by (i) a loss on extinguishment of debt of approximately $0.8 million related to the Long Point Property for unamortized loan costs and a prepayment penalty on the Long Point Property relating to the repayment of the related indebtedness due to the sale of this property and (ii) an income tax expense of $0.5 million related to the sale of the Long Point Property. We did not have any results from discontinued operations during the quarter and six months ended June 30, 2016.

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
During the quarter and six months ended June 30, 2016, net income from continuing and discontinued operations attributable to our co-venture partners was approximately $22.2 million and $22.1 million, respectively, as compared to net income of approximately $0.1 million and $13.2 million for the comparable periods of 2015, respectively. Net income attributable to noncontrolling interests during the quarter and six months ended June 30, 2016, included a pro rata share of net loss from operations attributable to noncontrolling interests of approximately $0.2 million and $0.3 million, respectively, and a disproportionate share of gains from the sales of REALM Patterson Place Property and Aura Castle Hills Property, in accordance with the gain allocation provisions for capital events, of approximately $22.4 million for both periods. Net (income) loss attributable to noncontrolling interests during the quarter and six months ended June 30, 2015, included pro rata share of income from operations of approximately $0.1 million and a pro rata share of net loss of approximately $0.3 million, respectively, and a disproportionate share of gains from the sale of the Long Point Property, in accordance with the gain allocation provisions for capital events, of approximately $13.5 million for the six months ended June 30, 2015.
We are not aware of any material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation of properties, loans and other permitted investments, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We consider MFFO as a supplemental measure when assessing our operating performance. We have calculated MFFO in accordance with the IPA Guideline. For the quarters and six months ended June 30, 2016 and 2015, our MFFO represents FFO, excluding acquisition fees and expenses, straight-line rent adjustments, loss on early extinguishment of debt and unrealized gains or losses related to fair value adjustments for derivatives, which we believe is helpful in evaluating our results of operations for the reasons discussed below.

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
The following table presents a reconciliation of net loss attributable to common stockholders to FFO and MFFO for the quarter and six months ended June 30, 2016 and 2015:

	Quarter ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$15,836,873	$(624,256)	$14,232,354	$9,693,649
Adjustments:
Gain on retirement and sale of property, net of tax:
Continuing operations	(18,474,264)	—	(18,473,259)	—
Discontinued operations	—	—	—	(13,923,477)
Gain on sale of easement:
Continuing operations	—	(543,060)	—	(543,060)
Depreciation and amortization:
Continuing operations	1,979,611	2,121,120	3,691,456	4,149,761
FFO attributable to common stockholders	(657,780)	953,804	(549,449)	(623,127)
Acquisition fees and expenses(1):
Continuing operations	—	9,575	—	16,462
Straight-line rent adjustments(2):
Continuing operations	(112,315)	(3,257)	(126,981)	(132,402)
Loss on extinguishment of debt(3):
Continuing operations	15,206	—	15,206	—
Discontinued operations	—	—	—	788,886
Unrealized loss related to changes in fair value of derivatives(4):
Continuing operations	4,203	18,814	21,121	39,141
MFFO attributable to common stockholders	$(750,686)	$978,936	$(640,103)	$88,960
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	22,526,171
Net income per share (basic and diluted)	$0.70	$(0.03)	$0.63	$0.43
FFO per share (basic and diluted)	$(0.03)	$0.04	$(0.02)	$(0.03)
MFFO per share (basic and diluted)	$(0.03)	$0.04	$(0.03)	$—
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

RELATED PARTY ARRANGEMENTS
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, asset and property management fees and reimbursement of operating costs. In addition, our chief executive officer and president serves on the board of directors of Crescent Communities, LLC, a joint venture partner of the Company in one of its multifamily development projects (and three projects which were sold during the last half of 2015). See Note 6. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.
OFF BALANCE SHEET ARRANGEMENTS
As of June 30, 2016, we had no off balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
As of June 30, 2016, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2016	2017-2018	2019-2020	More than 5 years	Total
Development contracts on development properties (1)	$22,940,762	$2,211,326	$—	$—	$25,152,088
Mortgage notes payable (principal and interest) (2)	665,560	2,662,241	2,662,241	25,497,319	31,487,361
Construction notes payable (principal and interest) (2)	75,433,032	171,055,673	—	—	246,488,705
	$99,039,354	$175,929,240	$2,662,241	$25,497,319	$303,128,154
FOOTNOTES:

(1)
The amounts presented above represent accrued development costs as of June 30, 2016 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

(2)
For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of June 30, 2016.

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
The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2016	2017	2018	2019	2020	Thereafter	Total	Approximate Fair Value
Variable rate debt	$72,467,085	$98,907,306	$68,957,959	$664,377	$679,606	$25,234,498	$266,910,831	$265,400,000
Average interest rate(1)	2.95%	2.78%	2.89%	2.78%	2.78%	2.78%	2.86%
FOOTNOTE:

(1)	As of June 30, 2016, we were paying the interest rate floor on certain of our variable rate debts.
Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of June 30, 2016, would increase interest expense by approximately $0.6 million and $1.2 million on our variable rate debt for the quarter and six months ended June 30, 2016, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings – None.
Item 1A. Risk Factors –
The risks described below are the risks that we currently believe are the material risks of which our stockholders should be aware. However, additional risks that are not presently known to us, or that we currently believe are not material, may also prove to be important.
RISKS THAT MAY DELAY OR REDUCE OUR LIQUIDATING DISTRIBUTIONS
We currently estimate that our net proceeds from liquidation could range between approximately $8.41 and $9.39 per share, excluding the prior special distributions of $3.00 per share paid to our stockholders in connection with the prior sale of five of our properties in 2014 and 2015. When added to the prior special distributions, we estimate that you could receive in cash for each share of our common stock you hold, including any shares or fractions thereof previously received as stock distributions, an aggregate amount of between approximately $11.41 and $12.39, for which we anticipate paying the balance within 24 months after stockholder approval of the Plan of Dissolution which occurred on August 4, 2016. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to you may be more or less than we estimate. In addition, the liquidating distributions may be paid later than we predict. For each property, our joint venture partner must consent to the property’s listing and sale, which may further delay the sale process. In addition to the risks that we generally face in our business, factors that could cause actual payments to be lower or made later than we expect include, among others, the risks set forth below:
If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
Since, on August 4, 2016 the Company’s stockholders approved the Plan of Dissolution, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our stockholders would be delayed or reduced.
If we are unable to find buyers for our assets at our expected sales prices, our liquidating distributions may be delayed or reduced.
In calculating our estimated range of liquidating distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of market values for each property. However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the property’s market value. If we are not able to find buyers for these assets in a timely manner or if we have overestimated the sales prices we will receive, our liquidating payments to our stockholders would be delayed or reduced. Furthermore, the projected liquidating distribution is based upon the Advisor’s estimates of the range of market value for each property, but real estate market values are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, minority ownership matters, transactional fees and expenses, environmental contamination at our properties or unknown liabilities, if any, may adversely impact the net liquidation proceeds from those assets.

If our liquidation costs or unpaid liabilities are greater than we expect, our liquidating distributions may be delayed or reduced.
Before making the final liquidating distribution, we will need to pay or arrange for the payment of all of our transaction costs in the liquidation, all other costs and all valid claims of our creditors. Our Board may also decide to acquire one or more insurance policies covering unknown or contingent claims against us, for which we would pay a premium which has not yet been determined. Our Board may also decide to establish a reserve fund to pay these contingent claims. The amounts of transaction costs in the liquidation are not yet final, so we have used estimates of these costs in calculating the amounts of our projected liquidating distributions. To the extent that we have underestimated these costs in calculating our projections, our actual net liquidation value may be lower than our estimated range. In addition, if the claims of our creditors are greater than we have anticipated or we decide to acquire one or more insurance policies covering unknown or contingent claims against us, our liquidating distributions may be delayed or reduced. Further, if a reserve fund is established, payment of liquidating distributions to our stockholders may be delayed or reduced.
Pursuing the Plan of Dissolution may cause us to fail to qualify as a REIT, which would dramatically lower the amount of our liquidating distributions.
For so long as we qualify as a REIT and distribute all of our taxable income, we generally are not subject to federal income tax. Although our Board does not presently intend to terminate our REIT status prior to the final distribution of the net proceeds from the sale of our assets and our dissolution, our Board may take actions pursuant to the Plan of Dissolution that would result in such a loss of REIT status. Upon the final distribution of the net proceeds from the sale of our assets and our dissolution, our existence and our REIT status will terminate. However, there is a risk that our actions in pursuit of the Plan of Dissolution may cause us to fail to meet one or more of the requirements that must be met in order to qualify as a REIT prior to completion of the Plan of Dissolution. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws, mainly interest and dividends. We may encounter difficulties satisfying these requirements as part of the liquidation process. In addition, in connection with that process, we may recognize ordinary income in excess of the cash received. The REIT rules require us to pay out a large portion of our ordinary income in the form of a dividend to our stockholders. However, to the extent that we recognize ordinary income without any cash available for distribution, and if we were unable to borrow to fund the required dividend or find another way to meet the REIT distribution requirements, we may cease to qualify as a REIT. While we expect to comply with the requirements necessary to qualify as a REIT in any taxable year, if we are unable to do so, we will, among other things (unless entitled to relief under certain statutory provisions):

•	not be allowed a deduction for dividends paid to stockholders in computing our taxable income;

•	be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income, including recognized gains, at regular corporate rates;

•	be subject to increased state and local taxes; and

•	be disqualified from treatment as a REIT for the taxable year in which we lose our qualification and for the four following taxable years.
As a result of these consequences, our failure to qualify as a REIT could substantially reduce the funds available for distribution to our stockholders.

Pursuing the Plan of Dissolution may cause us to be subject to federal income tax, which would reduce the amount of our liquidating distributions.
We generally are not subject to federal income tax to the extent that we distribute to our stockholders during each taxable year (or, under certain circumstances, during the subsequent taxable year) dividends equal to our taxable income for the year. However, we are subject to federal income tax to the extent that our taxable income exceeds the amount of dividends paid to our stockholders for the taxable year. In addition, we are subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by us with respect to any calendar year are less than the sum of 85% of our ordinary income for that year, plus 95% of our capital gain net income for that year, plus 100% of our undistributed taxable income from prior years. While we intend to make distributions to our stockholders sufficient to avoid the imposition of any federal income tax on our taxable income and the imposition of the excise tax, differences in timing between the actual receipt of income and actual payment of deductible expenses, and the inclusion of such income and deduction of such expenses in arriving at our taxable income, could cause us to have to either borrow funds on a short-term basis to meet the REIT distribution requirements, find another alternative for meeting the REIT distribution requirements, or pay federal income and excise taxes. The cost of borrowing or the payment of federal income and excise taxes would reduce the funds available for distribution to our stockholders.
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from ordinary retailing activities such as sales to customers of condominium units or subdivided lots in a development project. The Code provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether a real estate asset is property held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties are held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of the Company’s properties pursuant to the Plan of Dissolution should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. We have received an opinion from a nationally recognized accounting firm concluding that the sales of our properties in anticipation of, simultaneous and subsequent to the adoption of the Plan of Dissolution should not constitute prohibited transactions within the meaning of the Code. This opinion is not binding upon the Internal Revenue Service which may assert that the contemplated sales are subject to the prohibited transactions tax. There can, however, be no assurances that the IRS will not successfully challenge the characterization of properties we hold for purposes of applying the prohibited transaction tax.
Distributing interests in a liquidating trust may cause our stockholders to recognize gain prior to the receipt of cash.
The REIT provisions of the Code generally require that each year we distribute as a dividend to our stockholders 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding net capital gain). Liquidating distributions we make pursuant to the Plan of Dissolution will qualify for the dividends paid deduction, provided that they are made within 24 months of the adoption of such plan. Conditions may arise which cause us not to be able to liquidate within such 24-month period. For instance, it may not be possible to sell our assets at acceptable prices during such period. In such event, rather than retain our assets and risk losing our status as a REIT, we may elect to transfer our remaining assets and liabilities to a liquidating trust in order to meet the 24-month requirement. We may also elect to transfer our remaining assets and liabilities to a liquidating trust within such 24-month period to avoid the costs of operating as a public company. Such a transfer would be treated as a distribution of our remaining assets to our stockholders, followed by a contribution of the assets to the liquidating trust. As a result, a Company stockholder would recognize gain to the extent such stockholder’s share of the cash and the fair market value of any assets received by the liquidating trust was greater than the stockholder’s basis in the stock, notwithstanding that the stockholder would not contemporaneously receive a distribution of cash or any other assets with which to satisfy the resulting tax liability. See “Material United States Federal Income Tax Consequences -United States Federal Income Tax Consequences to U.S. Stockholders” on page 43. In addition, it is possible that the fair market value of the assets received by the liquidating trust, as estimated for purposes of determining the extent of the stockholder’s gain at the time interests in the liquidating trust are distributed to the stockholders, will exceed the cash or fair market value of property received by the liquidating trust on a sale of the assets. In this case, the stockholder would recognize a loss in a taxable year subsequent to the taxable year in which the gain was recognized, which loss may be limited under the Code.
You may not receive any profits resulting from the sale of one or more of our properties, or receive such profits in a timely manner, because we may provide financing to the purchaser of such property.
If you approve the Plan of Dissolution, you may experience a delay before receiving your share of the net proceeds of such liquidation. In a liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We do not have any limitations or restrictions on taking such purchase money obligations. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, you may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are received.
OTHER RISKS OF THE PROPOSALS
Our Board may abandon or delay implementation of the Plan of Dissolution.
Our Board and stockholders have adopted and approved a Plan of Dissolution for the liquidation and dissolution of the Company. Nevertheless, our Board may terminate the Plan of Dissolution for any reason. This power of termination may be exercised both before and after any approval of the Plan of Dissolution Proposal by our stockholders, up to the time that the Articles of Dissolution have been accepted for record by the SDAT. Notwithstanding approval of the Plan of Dissolution Proposal by our stockholders, our Board may modify or amend the Plan of Dissolution without further action by our stockholders to the extent permitted under then current law. Although our Board has no present intention to pursue any alternative to the Plan of Dissolution, our Board may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Plan of Dissolution is otherwise in the best interests of the Company and its stockholders. If our Board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Dissolution.

Distributions, if any, to our stockholders could be delayed and our stockholders could, in some circumstances, be held liable for amounts they received from the Company in connection with our dissolution.
Although our Board has not established a firm timetable for distributions to our stockholders, our Board intends, subject to contingencies inherent in the winding-up of our business and the payment of our obligations and liabilities, to completely liquidate as soon as practicable after the adoption of the Plan of Dissolution. If we are unable to dispose of all of our assets within 24 months after adoption of the Plan of Dissolution or if it is otherwise advantageous or appropriate to do so, our Board may establish a liquidating trust to which we could distribute in kind its unsold assets. Depending upon the Company’s cash flow and cash requirements and the progress of the sale process for our assets under the Plan of Dissolution, we may not make any distributions to our stockholders until we have repaid all of our known retained obligations and liabilities, paid all of our expenses, and complied with the requirements of Maryland law for companies in dissolution, including requirements for the creation and maintenance of adequate contingency reserves as required by Maryland law. Thereafter, we anticipate making distributions to our stockholders as promptly as practicable in accordance with the Plan of Dissolution and the liquidation and dissolution process selected by our Board in its sole discretion.
If we fail to create an adequate contingency reserve for payment of its expenses and liabilities, or if we transfer our assets to a liquidating trust and the contingency reserve and the assets held by the liquidating trust are less than the amount ultimately found payable in respect of expenses and liabilities, each of our stockholders could be held liable for the payment to our creditors of such stockholder’s pro rata portion of the excess, limited to the amounts previously received by the stockholder in distributions from the Company or the liquidating trust, as applicable. If a court holds at any time that we failed to make adequate provision for its expenses and liabilities or if the amount ultimately required to be paid in respect of such liabilities exceeds the amount available from the contingency reserve and the assets of the liquidating trust, our creditors could seek an injunction to prevent us from making distributions under the Plan of Dissolution on the grounds that the amounts to be distributed are needed to provide for the payment of such expenses and liabilities. Any such action could delay or substantially diminish the cash distributions to be made to our stockholders and/or holders of beneficial interests of any liquidation trust.
We will continue to incur the expenses of complying with public company reporting requirements.
Until our liquidation and dissolution is complete, we have an obligation to continue to comply with the applicable reporting requirements of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”), even if compliance with these reporting requirements is economically burdensome. In order to curtail expenses, we intend, after filing our Articles of Dissolution, to seek relief from the SEC from the reporting requirements under the Exchange Act. We anticipate that, if such relief is granted, we would continue to file current reports on Form 8-K to disclose material events relating to our liquidation and dissolution, along with any other reports that the SEC might require, but would discontinue filing annual and quarterly reports on Forms 10-K and 10-Q. However, the SEC may not grant any such relief. To the extent that we delay filing the Articles of Dissolution, we would be obligated to continue complying with the applicable reporting requirements of the Exchange Act. The expenses we incur in complying with the applicable reporting requirements will reduce the assets available for ultimate distribution to our stockholders.
Approval of the Plan of Dissolution may lead to stockholder litigation which could result in substantial costs and distract our management.
Historically, extraordinary corporate actions by a company, such as our Plan of Dissolution, sometimes lead to securities class action lawsuits being filed against that company. We may become involved in this type of litigation as a result of the Plan of Dissolution. As of the date of this filing, no such lawsuits relative to the Plan of Dissolution were pending or, to our knowledge, threatened. However, if such a lawsuit is filed against us, the litigation is likely to be expensive and, even if we ultimately prevail, the process will divert management’s attention from implementing the Plan of Dissolution. If we were not to prevail in such a lawsuit, we may be liable for damages. We cannot predict the amount of any such damages, however, if applicable, they may be significant and may reduce the cash available for distribution to our stockholders.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 8th day of August, 2016.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Thomas K. Sittema
THOMAS K. SITTEMA
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

10.1	Purchase and Sale Agreement, dated as of May 24, 2016, between GGT TRG Castle Hills TX, LLC and EGW Castle Hill Investment LP. (Filed herewith.)

10.2	Agreement of Sale and Purchase, dated as of June 15, 2016, between GGT Patterson Place NC Venture, LLC and Patterson Multifamily Durham. (Filed herewith.)

10.3	Purchase and Sale Agreement, dated as of June 30, 2016, between GGT Whitehall Venture NC, LLC and BEL Whitehall LLC. (Filed herewith.)

10.4	Purchase and Sale Agreement, dated as of June 30, 2016, between GGT TRG Grand Lakes TX, LLC and Lloyd Jones Capital LLC. (Filed herewith.)

10.5	First Amendment to Purchase and Sale Agreement, dated as of July 14, 2016, between GGT TRG Grand Lakes TX, LLC and Lloyd Jones Capital LLC. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.