Form 10-Q/A
period 2016-06-30
CNL Growth Properties, Inc.
filed 2016-11-09
CIK 1452168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________
 FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this "Amendment") amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (the "Original Report") filed by CNL Growth Properties, Inc. with the Securities and Exchange Commission on August 8, 2016. This Amendment is being filed solely for the purpose of amending and refiling Exhibits 31.1 and 32.1 to the Original Report.

This Amendment continues to speak as of August 8, 2016, the date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of November, 2016.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

10.1
Purchase and Sale Agreement, dated as of May 24, 2016, between GGT TRG Castle Hills TX, LLC and EGW Castle Hill Investment LP. (Previously filed as Exhibit 10.1 to Current Report on Form 10-Q filed on August 8, 2016, and incorporated herein by reference.)

10.2
Agreement of Sale and Purchase, dated as of June 15, 2016, between GGT Patterson Place NC Venture, LLC and Patterson Multifamily Durham. (Previously filed as Exhibit 10.2 to Current Report on Form 10-Q filed on August 8, 2016, and incorporated herein by reference.)

10.3
Purchase and Sale Agreement, dated as of June 30, 2016, between GGT Whitehall Venture NC, LLC and BEL Whitehall LLC. (Previously filed as Exhibit 10.3 to Current Report on Form 10-Q filed on August 8, 2016, and incorporated herein by reference.)

10.4
Purchase and Sale Agreement, dated as of June 30, 2016, between GGT TRG Grand Lakes TX, LLC and Lloyd Jones Capital LLC. (Previously filed as Exhibit 10.4 to Current Report on Form 10-Q filed on August 8, 2016, and incorporated herein by reference.)

10.5
First Amendment to Purchase and Sale Agreement, dated as of July 14, 2016, between GGT TRG Grand Lakes TX, LLC and Lloyd Jones Capital LLC. (Previously filed as Exhibit 10.5 to Current Report on Form 10-Q filed on August 8, 2016, and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2
Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Previously filed as Exhibit 31.2 to Quarterly Report on Form 10-Q filed on August 8, 2016, and incorporated herein by reference.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements. (Previously filed as Exhibit 101 to Quarterly Report on Form 10-Q filed on August 8, 2016, and incorporated herein by reference.)