Form 10-Q
period 2016-09-30
CNL Growth Properties, Inc.
filed 2016-11-10
CIK 1452168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________
 FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of November 1, 2016 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(Unaudited)

September 30, 2016
ASSETS
Real estate assets, net	$493,833,000
Cash and cash equivalents	21,662,641
Restricted cash	1,142,003
Other assets	128,788
Total Assets	$516,766,432
LIABILITIES
Mortgage and construction notes payable	$254,957,111
Liability for non-controlling interests	64,663,786
Liability for estimated costs in excess of estimated receipts during liquidation	18,919,654
Accrued development costs	7,089,000
Accounts payable and other accrued expenses	5,538,233
Due to related parties	2,015,813
Other liabilities	1,157,785
Total Liabilities	354,341,382
Commitments and contingencies (Note 8)
Net assets in liquidation	$162,425,050

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Going Concern Basis)
(Unaudited)

December 31, 2015
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $170,258,129)	$175,359,303
Construction in process, including land (including VIEs $114,367,104)	119,031,154
Total real estate assets, net	294,390,457
Real estate held for sale (including VIEs $96,073,012)	124,092,989
Cash and cash equivalents (including VIEs $8,086,954)	19,016,194
Restricted cash (including VIEs $1,058,010)	1,369,515
Other assets (including VIEs $1,165,593)	1,613,635
Total Assets	$440,482,790
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $239,298,457)	$267,025,839
Accrued development costs (including VIEs $18,265,802)	18,265,802
Due to related parties	1,650,788
Accounts payable and other accrued expenses (including VIEs $4,436,485)	4,973,131
Other liabilities (including VIEs $594,221)	678,702
Total Liabilities	292,594,262
Commitments and contingencies (Note 8)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 issued and 22,526,171 outstanding	225,262
Capital in excess of par value	170,792,081
Accumulated earnings	18,895,225
Accumulated cash distributions	(67,578,518)
Total Stockholders’ Equity	122,334,050
Noncontrolling interests	25,554,478
Total Equity	147,888,528
Total Liabilities and Equity	$440,482,790
The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited)

Period from August 1, 2016 through September 30, 2016
Net assets in liquidation, beginning of period (Note 5)	$215,361,554
Liquidating distributions to stockholders	(52,936,504)
Net assets in liquidation, end of period	$162,425,050

See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(Unaudited)

	One Month Ended July 31,	Quarter Ended September 30,	Seven Months Ended July 31,	Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income from operating leases	$2,667,662	$9,284,498	$19,609,682	$22,441,810
Other property revenues	225,343	691,041	1,593,124	1,775,857
Total revenues	2,893,005	9,975,539	21,202,806	24,217,667
Expenses:
Property operating expenses	1,672,514	5,036,001	11,653,617	12,034,722
General and administrative	249,315	700,036	2,775,540	2,469,186
Asset management fees, net of amounts capitalized	220,244	645,544	1,604,305	1,698,073
Property management fees	111,820	356,149	965,979	923,574
Acquisition fees and expenses, net of amounts capitalized	—	—	—	16,462
Depreciation	920,528	2,338,221	5,355,949	7,669,155
Total operating expenses	3,174,421	9,075,951	22,355,390	24,811,172
Operating (loss) income	(281,416)	899,588	(1,152,584)	(593,505)
Other income (expense):
Fair value adjustments and other income (expense)	76,829	(25,292)	73,120	(26,008)
Interest expense and loan cost amortization, net of amounts capitalized	(642,684)	(1,491,920)	(4,197,031)	(3,772,451)
Loss on extinguishment of debt	—	(11,216)	(27,454)	(11,216)
Total other expense	(565,855)	(1,528,428)	(4,151,365)	(3,809,675)
Income tax (expense) benefit	(3,360)	—	(151,217)	—
Loss from continuing operations	(850,631)	(628,840)	(5,455,166)	(4,403,180)
Income from discontinued operations, net of tax	—	491,000	—	26,556,668
Net (loss) income before gain on sale of real estate and easement	(850,631)	(137,840)	(5,455,166)	22,153,488
Gain on sale of real estate, net of tax	—	18,158,938	40,917,543	18,158,938
Gain on sale of easement	—	—	—	603,400
Net income (loss) including noncontrolling interests	(850,631)	18,021,098	35,462,377	40,915,826
Net income attributable to noncontrolling interest:
Continuing operations	148,792	(11,737,771)	(21,931,862)	(11,479,364)
Discontinued operations	—	—	—	(13,459,486)
Net (income) loss attributable to noncontrolling interests	148,792	(11,737,771)	(21,931,862)	(24,938,850)
Net income (loss) attributable to common stockholders	$(701,839)	$6,283,327	$13,530,515	$15,976,976
Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$(0.03)	$0.26	$0.60	$0.13
Discontinued operations	—	0.02	—	0.58
Net income (loss) per share of common stock (basic and diluted)	$(0.03)	$0.28	$0.60	$0.71
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	22,526,171
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Going Concern Basis)
(Unaudited)

	Common Stock		Capital in	Accumulated	Accumulated	Total
	Number of Shares	Par Value	Excess of Par Value	Earnings (Deficit)	Cash Distributions	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2014	22,526,171	$225,262	$170,792,081	$(12,007,405)	$—	$159,009,938	$34,900,995	$193,910,933
Cash distributions declared and paid ($1.30 per share)	—	—	—	—	(29,284,024)	(29,284,024)	—	(29,284,024)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,877,931	1,877,931
Return of capital to non-controlling interests	—	—	—	—	—	—	(3,813,491)	(3,813,491)
Distributions to noncontrolling interests	—	—	—	—	—	—	(26,461,846)	(26,461,846)
Net income	—	—	—	15,976,976	—	15,976,976	24,938,850	40,915,826
Balance at September 30, 2015	22,526,171	$225,262	$170,792,081	$3,969,571	$(29,284,024)	$145,702,890	$31,442,439	$177,145,329

Balance at December 31, 2015	22,526,171	$225,262	$170,792,081	$18,895,225	$(67,578,518)	$122,334,050	$25,554,478	$147,888,528
Distributions to noncontrolling interests	—	—	—	—	—	—	(27,107,808)	(27,107,808)
Net income	—	—	—	13,530,515	—	13,530,515	21,931,862	35,462,377
Balance at July 31, 2016	22,526,171	$225,262	$170,792,081	$32,425,740	$(67,578,518)	$135,864,565	$20,378,532	$156,243,097
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(Unaudited)

	Seven Months Ended July 31,	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income, including amounts attributable to noncontrolling interests	$35,462,377	$40,915,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,355,949	7,669,155
Amortization of loan costs	441,510	411,559
Loss on extinguishment of debt	27,454	829,620
Prepayment penalties on loans	—	(282,485)
Loss on retirement of fixed assets	1,005	—
Gain on sale of real estate held for sale	(41,017,124)	(45,573,135)
Gain on sale of easement	—	(603,400)
Unrealized loss from change in fair value of interest rate caps	23,342	76,492
Straight-line rent adjustments	(413,223)	(144,048)
Changes in operating assets and liabilities:
Other assets	110,316	(820,790)
Due to related parties	20,375	193,290
Accounts payable and other accrued expenses	297,385	2,730,924
Other liabilities	(11,998)	196,980
Net cash provided by operating activities	297,368	5,599,988
Investing Activities:
Development property costs, including land and capital expenditures	(53,371,715)	(110,095,588)
Capital expenditures	(91,758)	—
Proceeds from sale of properties	109,996,325	106,093,743
Proceeds from sale of easement	—	675,000
Changes in restricted cash	(124,110)	(495,963)
Net cash provided by (used in) investing activities	56,408,742	(3,822,808)
Financing Activities:
Cash distributions paid on common stock	—	(29,284,024)
Proceeds from mortgage and construction notes payable	53,606,891	94,278,219
Payments of mortgage and construction notes payable	(51,205,315)	(53,547,975)
Payment of loan costs	—	(366,236)
Purchase of interest rate cap	—	(72,200)
Advance from affiliate of noncontrolling interest	418,522	15,000
Repayment of advance from affiliate of noncontrolling interest	(15,000)	—
Contributions from noncontrolling interests	—	1,877,931
Distributions to noncontrolling interests	(27,107,808)	(30,275,337)
Net cash used in financing activities	(24,302,710)	(17,374,622)
Net Increase (Decrease) in Cash and Cash Equivalents	32,403,400	(15,597,442)
Cash and Cash Equivalents at Beginning of Period	19,016,194	47,691,457
Cash and Cash Equivalents at End of Period	$51,419,594	$32,094,015

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$11,315,050	$18,107,096
Loan cost amortization capitalized on development properties	$233,707	$640,700
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
On June 17, 2016, the Company filed a definitive proxy statement with the SEC requesting, among other items, the stockholders' approval of a plan of liquidation and dissolution ("Plan of Dissolution") authorizing the Company to undertake an orderly liquidation. On August 4, 2016, the Company's stockholders approved the Plan of Dissolution. As a result of the adoption of the Plan of Dissolution, all of the Company's real estate properties are considered held for sale.
The Company is externally advised by CNL Global Growth Advisors, LLC (the “Advisor”) and its property manager is CNL Global Growth Managers, LLC (the “Property Manager”), each of which is an affiliate of CNL Financial Group, LLC, the Company’s sponsor (“CNL” or the “Sponsor”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis on behalf of the Company pursuant to an advisory agreement among the Company, the Operating Partnership and the Advisor.
Substantially all of the Company’s operating, administrative and certain property management services, are provided by sub-advisors to the Advisor and sub-property managers to the Property Manager.
As of September 30, 2016, the Company owned interests in ten Class A multifamily properties, nine of which were operational and as to which development was substantially complete and one of which was under development and partially operational. The Company had a total of 2,800 completed apartment units as of September 30, 2016.
All of the Company’s multifamily properties are owned through joint ventures in which it has co-invested with an affiliate of a national or regional multifamily developer.

2.	Plan of Dissolution
The Plan of Dissolution provides for an orderly sale of the Company's assets, payment of the Company's liabilities and other obligations, the winding up of operations and dissolution of the Company. The Company is permitted to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, establishing a reserve fund or in other ways.
The Plan of Dissolution enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the Board. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Company must complete the disposition of its assets by August 5, 2018, two years after the date the Plan of Dissolution was adopted by stockholders. To the extent that all of the Company's assets are not sold by such date, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, its stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of the Company's liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interest in the liquidating trust.
The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Condensed Consolidated Statement of Net Assets.
The Company expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. The Board shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the Board may elect to terminate the Company's status as a REIT if it determines that such termination would be in the best interest of the stockholders.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

3.	Summary of Significant Accounting Policies
Basis of Presentation - As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, the Company’s financial position and results of operations for the nine months ended September 30, 2016 will be presented using two different presentations. The Company adopted the liquidation basis of accounting (“Liquidation Basis”) as of August 1, 2016 and for the periods subsequent to August 1, 2016. As a result, a new statement of financial position (Statement of Net Assets) is presented, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution. In addition, a new statement of operations (Statement of Changes in Net Assets) will reflect changes in net assets from the original estimated values as of August 1, 2016 through the most recent period presented, as further described below.
All financial results and disclosures up through July 31, 2016, prior to adopting the Liquidation Basis of accounting, will be presented based on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2015, and the statements of operations and the statements of cash flows for the seven months ended July 31, 2016 and the comparative nine months ended September 30, 2015 used the Going Concern Basis presentation consistent in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as further described below.
Basis of Presentation Liquidation Basis (Post Plan of Dissolution) – As a result of the approval of the Plan of Dissolution by the stockholders, the Company has adopted the Liquidation Basis of accounting as of August 1, 2016 and for the periods subsequent to August 1, 2016 in accordance with GAAP. Accordingly, on August 1, 2016 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution. The liquidation value of the Company's operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 4, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of September 30, 2016 are included in accrued development costs, accounts payable and other accrued expenses, due to related parties and other liabilities on the Condensed Consolidated Statement of Net Assets.
In liquidation, the presentation for joint ventures historically consolidated under going concern accounting will be determined based on the Company's planned exit strategy. The Company intends to sell all of its properties, rather than selling its interest in its properties, and therefore the properties will be presented on a gross basis with a liability to the non-controlling interest holders. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.
Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.
Noncontrolling Interesets - Liquidation Basis (Post Plan of Dissolution) - Under liquidation accounting, the presentation for joint ventures historically consolidated under going concern accounting will be presented on a gross basis with a liability to the noncontrolling interest partner.
Basis of Presentation - Going Concern Basis (Pre Plan of Dissolution)- The accompanying unaudited condensed consolidated financial statements through July 31, 2016 have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles of the United States (“GAAP”). The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are necessary for the fair presentation of the Company’s results for the interim periods presented. Operating results for the periods ended July 31, 2016 and September 30, 2015 were prepared on the going concern basis of accounting, which contemplates the realization of assets and liabilities in the normal course of business. Amounts as of December 31, 2015 included in the unaudited condensed consolidated financial statements have been derived from the audited consolidated financial statements as of that date but do not include all disclosures required by GAAP. These accompanying condensed consolidated financial statements should be read in conjunction with

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)
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
Other Comprehensive Income (Loss) – Going Concern Basis (Pre Plan of Dissolution) – The Company had no items of other comprehensive income (loss) through July 31, 2016 and therefore, did not include other comprehensive income (loss) or total comprehensive income (loss) in the accompanying condensed consolidated financial statements.

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
Reclassifications — Real estate balances for the four properties identified for sale during the seven months ended July 31, 2016 were reclassified to real estate held for sale in the December 31, 2015 condensed balance sheet. These reclassifications had no effect on previously reported net income (loss) or equity. See Note 7. “Real Estate Held for Sale, Dispositions and Discontinued Operations” for additional information.
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
Adopted Accounting Pronouncements – Going Concern Basis (Pre Plan of Dissolution) – In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the VIE and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted.
The amendments could be applied using either a modified retrospective or full retrospective approach. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of this ASU did not result in any changes to conclusions about whether the Company’s ten joint ventures were VIEs or whether the Company was the primary beneficiary for each of its joint ventures.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

3.	Summary of Significant Accounting Policies (continued)
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU was required to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which impacted the Company’s presentation of its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows. Accordingly, the Company has retrospectively adjusted the presentation of loan costs for all periods presented prior to the adoption of Liquidation Basis of accounting. The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s condensed consolidated balance sheet as of December 31, 2015:

	As Filed December 31, 2015	Adjustments	Adjusted December 31, 2015
Loan costs, net	2,183,777	(2,183,777)	—
Mortgages and other notes payable, net	269,209,616	(2,183,777)	267,025,839

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Dissolution. The Company currently estimates that it will have costs in excess of estimated receipts during the liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for lease-up, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the liquidation basis of accounting on August 1, 2016, the Company accrued the following revenues and expenses expected to be incurred during liquidation:

Rental income from operating leases	$22,182,874
Property operating expenses	(9,208,132)
Interest expense	(4,217,407)
Asset management fees	(1,920,211)
Property management fees	(755,849)
General and administrative	(4,201,775)
Other income (expense)	(392,519)
Income tax expense	(369,976)
Development costs	(11,050,590)
Liquidation transaction costs	(13,241,497)
Liquidation transaction costs due to related parties	(2,353,834)
Liability for estimated costs in excess of estimated receipts during liquidation	$(25,528,916)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

4.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation (continued)
The change in the liability for estimated costs in excess of estimated receipts during liquidation as of September 30, 2016 is as follows:

	August 1, 2016	Cash Payments	Remeasurement of Assets and Liabilities	September 30, 2016
Assets:
Estimated net inflows from investments in real estate	$7,285,671	$146,374	$—	$7,432,045
Estimated net outflows from development costs	(11,050,590)	5,022,565	—	(6,028,025)
	(3,764,919)	5,168,939	—	1,404,020
Liabilities:
Liquidation transaction costs	(15,595,331)	460,650	—	(15,134,681)
Corporate expenditures	(6,168,666)	979,673	—	(5,188,993)
	(21,763,997)	1,440,323	—	(20,323,674)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(25,528,916)	$6,609,262	$—	$(18,919,654)

5.	Net Assets in Liquidation
The following is a reconciliation of Shareholder’s Equity under the going concern basis of accounting to net assets in liquidation under the liquidation basis of accounting as of August 1, 2016:

Shareholder's Equity as of July 31, 2016	$135,864,565
Increase due to estimated net realizable value of investments in real estate	153,971,841
Decrease due to adjustment of assets and liabilities to net realizable value	(3,101,218)
Increase in non-controlling interest liability	(45,844,718)
Liability for estimated costs in excess of estimated receipts during liquidation	(25,528,916)
Adjustment to reflect the change to the liquidation basis of accounting	79,496,989
Estimated value of net assets in liquidation as of August 1, 2016	$215,361,554
Net assets in liquidation decreased by approximately $52.9 million during the period August 1, 2016 through September 30, 2016. The primary reason for the decline in net assets was due to the special liquidating distributions to stockholders declared and paid of approximately $52.9 million, or $2.35 per common share, in August 2016.
The net assets in liquidation at September 30, 2016 would result in liquidating distributions of approximately $7.21 per share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Plan of Dissolution. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

6.	Real Estate Assets, net
As a result of adopting Liquidation Basis of accounting in August 2016, as of September 30, 2016, real estate assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

6.	Real Estate Assets, net (continued)
Prior to adopting Liquidation Basis of accounting, and after reclassification of the four assets identified for sale during the seven months ended July 31, 2016 to real estate held for sale, real estate assets consisted of the following at December 31, 2015:

Operating real estate assets, net:
Land and land improvements	$43,162,156
Buildings and improvements	117,650,493
Furniture, fixtures and equipment	18,506,603
Less: accumulated depreciation	(3,959,949)
Total operating real estate assets, net	175,359,303
Construction in process, including land	119,031,154
Total real estate, net	$294,390,457

For the seven months ended July 31, 2016 and the nine months ended September 30, 2015, depreciation expense on the Company’s real estate assets was approximately $5.4 million and $7.7 million, respectively, including approximately $0.9 million and $2.3 million for the one month ended July 31, 2016 and the quarter ended September 30, 2015, respectively.

7.	Real Estate Held for Sale, Dispositions and Discontinued Operations
During 2016, the three joint ventures owning the Aura Castle Hills, Aura Grand and REALM Patterson Place properties each decided to pursue a potential sale of its respective property. The Company also decided to pursue the sale of its wholly owned Whitehall property, and as of such time, the Company reclassified the presentation of these four properties to held for sale at December 31, 2015 as follows:

Land and land improvements	$24,161,315
Buildings and improvements	101,121,049
Furniture, fixtures and equipment	8,722,188
Less: accumulated depreciation	(9,911,563)
Total real estate held for sale	$124,092,989
Prior to adopting the Liquidation Basis of accounting, in June 2016, the Company sold the Aura Castle Hills and REALM Patterson Place properties. No disposition fee was payable to the Advisor on the sale of these properties. In connection with the sale of the Aura Castle Hills and REALM Patterson Place properties, the Company received aggregate sales proceeds net of closing costs of approximately $110.0 million, resulting in aggregate gains of approximately $40.9 million, net of tax of approximately $0.1 million, for financial reporting purposes, which was included in income from continuing operations for the seven months ended July 31, 2016, in the accompanying Going Concern Basis condensed consolidated statement of operations. Of the aggregate gains, net of tax, of approximately $40.9 million, approximately $18.5 million was allocable to common stockholders.
In August 2016, the Company sold the Whitehall property for gross sales proceeds of approximately $51.2 million which equaled the liquidation value at August 1, 2016. After the payment of closing costs, the Company received net proceeds of approximately $50.7 million. No disposition fee was payable to the Advisor on the sale of the Whitehall property.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

7.	Real Estate Held for Sale, Dispositions and Discontinued Operations (continued)
Through July 31, 2016, prior to adopting Liquidation Basis of accounting, the Company accounted for the revenues and expenses related to the four properties classified as held for sale as income from continuing operations because the disposition of these four properties on an individual basis would neither cause a strategic shift in the Company nor were they considered to have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08, which became effective on January 1, 2015. However, the proposed dispositions of the four properties represent individually significant components. The Company recorded net income (loss) from continuing operations related to the four properties of approximately $0.1 million for the one month ended July 31, 2016, of which approximately $0.1 million is attributable to common stockholders, and approximately $43.1 million (including aggregate gain on sale of real estate, net of tax of approximately $40.9 million) for the seven months ended July 31, 2016, of which approximately $20.3 million (including aggregate gain on sale of real estate, net of tax, of approximately $18.5 million) is attributable to common stockholders.

During 2014, prior to the Company's adoption of ASU 2014-08, the Company entered into a contract to sell the Long Point Property. As a result, the financial statements reflect the reclassifications of rental income, interest expense and other categories relating to the Long Point Property from loss from continuing operations to income from discontinued operations for all periods presented. In January 2015, the Company sold the Long Point Property, received sales proceeds net of closing costs of approximately $54.4 million, resulting in a gain of approximately $27.4 million for financial reporting purposes (of which approximately $13.9 million is attributable to common stockholders), which were included in income from discontinued operations for the applicable nine months ended September 30, 2015 in the accompanying condensed consolidated statements of operations.
There were no discontinued operations for the one and seven months ended July 31, 2016. The following is a summary of income from discontinued operations for the quarter and nine months ended September 30, 2015:

	Quarter Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$—	$190,068
Expenses	—	(184,920)
Depreciation and amortization	—	—
Operating income	—	5,148
Fair value adjustments and other expense	—	1
Interest expense and loan cost amortization, net of amounts capitalized	—	(44,274)
Loss on extinguishment of debt	—	(818,404)
Gain on sale of property, net of tax	491,000	27,414,197
Total other income	491,000	26,551,520
Income from discontinued operations	$491,000	$26,556,668

As of September 30, 2016, all of the Company's real estate assets are considered held for sale due to the adoption of Liquidation Basis of accounting effective August 1, 2016, as discussed above in Note 3, "Summary of Significant Accounting Policies."

8.	Indebtedness
During the nine months ended September 30, 2016, the Company borrowed approximately $65.1 million under its contractual loans in connection with its multifamily development projects. The Company, through joint ventures formed to make investments, generally has borrowed on a non-recourse basis to fund construction. The use of non-recourse financing allows the Company to limit its exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

8.	Indebtedness (continued)
The Company repaid mortgage and construction notes payable of approximately $79.4 million during the nine months ended September 30, 2016, primarily using net proceeds from the sale of the Patterson Place, Aura Castle Hills and Whitehall properties.
Mortgage loans payable are carried at their contractual amounts due under liquidation accounting. The Company had outstanding mortgage loans payable of $255.0 million and $269.2 million at September 30, 2016 and December 31, 2015, respectively.

9.     Related Party Arrangements
During the quarters and nine months ended September 30, 2016 and 2015, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	Quarter Ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Reimbursable expenses:
Investor administrative service fees(1)	$33,750	$33,750	$101,250	$101,250
Other operating and acquisition expenses(2)	274,612	261,209	900,462	903,056
	308,362	294,959	1,001,712	1,004,306
Investment Service Fee	24,383	15,326	55,095	609,370
Asset management fees(3)	779,293	890,390	2,529,720	2,477,596
Property management fees	18,007	19,331	50,101	47,050
	$1,130,045	$1,220,006	$3,636,628	$4,138,322

FOOTNOTES:

(1)
Investor administrative service fees of approximately $78.8 thousand and $101.3 thousand are included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the seven months ended July 31, 2016 and nine months ended September 30, 2015, respectively, including approximately $11.3 thousand and $33.8 thousand for the one month ended July 31, 2016 and quarter ended September 30, 2015, respectively.

(2)
Other operating and acquisition expenses of approximately $0.7 million and $0.9 million are included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the seven months ended July 31, 2016 and nine months ended September 30, 2015, respectively, including approximately $0.1 million and $0.3 million for the one month ended July 31, 2016 and quarter ended September 30, 2015, respectively.

(3)
For the one and seven months ended July 31, 2016, approximately $0.3 million and $2.0 million, respectively, of asset management fees incurred by the Company above were included in the accompanying condensed consolidated statements of operations, of which approximately $44.4 thousand and $0.4 million, respectively, were capitalized as part of the cost of development properties through July 31, 2016. For the quarter and nine months ended September 30, 2015, approximately $0.9 million and $2.5 million of asset management fees incurred by the Company above were included in the accompanying condensed consolidated statements of operations, of which approximately $0.2 million and $0.8 million, respectively, were capitalized through September 30, 2015.

Amounts due to related parties for fees and reimbursable costs and expenses, as described above, were as follows as of:

	September 30, 2016	December 31, 2015
Due to Property Manager:
Property management fees	$15,642	$16,326
Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,753,462	1,634,462
Asset management fees	246,708	—
	2,000,170	1,634,462
	$2,015,812	$1,650,788

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(UNAUDITED)

9.     Related Party Arrangements (continued)

In connection with the adoption of the plan of dissolution, the Company accrues costs it expects to incur through the end of the liquidation. As of September 30, 2016, the Company has accrued asset management fees of approximately $1.4 million, property management fees of approximately $0.03 million, and liquidation transaction costs of approximately $2.4 million.

10.	Stockholder’s Equity
In February and December 2015, the Company’s board of directors declared special cash distributions of approximately $29.3 million and $38.3 million, respectively, representing $1.30 and $1.70, respectively, per share of common stock (the “Special Cash Distributions”).
No special cash distributions were declared during the seven months ended July 31, 2016. In August 2016, the Company declared and paid a liquidating distribution of $52.9 million, or $2.35 per share of common stock.

11.	Commitments and Contingencies
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
Pursuant to the development agreements for the Company’s multifamily development properties under construction as of September 30, 2016, the Company has committed to fund approximately $6.0 million in remaining development and other costs as of September 30, 2016. The remaining development costs are expected to be funded primarily by the construction loans relating to such properties. The Company’s joint venture partners and certain of their affiliates have committed to fund any cost overruns related to the development projects.

12.	Subsequent Events
In October 2016, the Company completed the sale of the Aura Grand property for gross sales proceeds of approximately $41.2 million, which equaled the property's liquidation value as of August 1, 2016 and September 30, 2016. The Company used a portion of the sales proceeds to repay the construction loan payable related to this property. No disposition fee was payable to the Advisor on the sale of the Aura Grand property.
In October 2016, the City Walk Joint Venture, the Company's consolidated joint venture which developed the City Walk Property, modified its original development and construction loan to extend the original maturity date of November 15, 2016 to December 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
INTRODUCTION
The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto, as well as, the audited consolidated financial statements, notes and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. Capitalized terms used in this Item 2 have the same meaning as in the accompanying unaudited condensed consolidated financial statements in Item 1 unless otherwise defined herein.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the timing and implementation of the Company's Plan of Dissolution; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the Company’s limited capital resources, including the risk of the Company’s failure to obtain, renew or extend necessary financing or to access the debt or equity markets; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; risks related to development projects, including construction delays, construction cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any Joint Venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; and failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes.
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
On June 17, 2016, we filed a definitive proxy statement with the SEC requesting, among other items, our stockholders' approval of a plan of liquidation and dissolution ("Plan of Dissolution") authorizing us to undertake an orderly liquidation. In an orderly liquidation, we would sell of all of our remaining assets, pay all of our known liabilities, provide for the payment of our unknown or contingent liabilities, distribute our remaining cash to our stockholders as liquidating distributions, wind-up our operations and dissolve the Company in accordance with Maryland law. On August 4, 2016, our stockholders approved the Company's Plan of Dissolution pursuant to which our Board of Directors is authorized to undertake a sale of all of the Company's assets and distribute the net proceeds to our stockholders after payment of all of the Company's liabilities. See the Company's Form 8-K filed on August 5, 2016 for additional details.
As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, we adopted the Liquidation Basis of accounting, as described further in Note 1, "Business and Organization" to the financial statements.
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
Although our stockholders approved our Plan of Dissolution on August 4, 2016, there is no assurance we will have a liquidity event in the near term. We expect to distribute all of the net proceeds from the sale of our assets to our stockholders within 24 months after the stockholder approval of our Plan of Dissolution. However, if we cannot sell our assets and pay our debts within 24 months, or if our Board and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.
The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Condensed Consolidated Statement of Net Assets.
We expect to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. Our board shall use commercially reasonable efforts to continue to cause us to maintain our REIT status, provided however, our board may elect to terminate our status as a REIT if it determines that such termination would be in the best interest of our stockholders.
Our Real Estate Portfolio
During the seven months ended September 30, 2016 (prior to adopting the Liquidation Basis of accounting), we, through our consolidated joint ventures, sold two real estate properties that were operational. Subsequent to adopting Liquidation Basis of accounting, we sold our wholly owned property. As of September 30, 2016, we owned interests in ten Class A multifamily properties in the southeastern and sunbelt regions of the United States, nine of which had substantially completed development and were operational. The remaining one property was under development and was partially operational, with substantial completion achieved in October 2016. We generally expect our multifamily properties to reach stabilization within 24 months after completion.
We had a total of 2,800 completed apartment units as of September 30, 2016, and will have 2,820 units once construction is completed on our remaining property under development.
Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of September 30, 2016, we had co-invested in ten separate joint ventures with eight separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of September 30, 2016 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying condensed financial statements.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, our cash totaled $21.7 million and consisted primarily of net proceeds from sales of real estate and cash from unused offering proceeds.  We may retain a portion of our cash on hand or use debt and/or equity proceeds for capital needs and any other corporate purposes deemed appropriate.
Our total assets and net assets in liquidation were $516.8 million and $162.4 million, respectively, at September 30, 2016. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Dissolution. We estimate that the proceeds from the sale of assets pursuant to the Plan of Dissolution will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.
Sources of Liquidity and Capital Resources
Borrowings
During the nine months ended September 30, 2016, we borrowed approximately $65.1 million under our various construction loans to pay for development costs relating to several of our properties owned, of which approximately $53.6 million was borrowed during the seven months ended July 31, 2016.
Sales of Real Estate
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
In August 2016, subsequent to adopting Liquidation Basis of accounting, we sold the Whitehall Property for gross sales proceeds of approximately $51.2 million, which equaled the liquidation value at August 1, 2016. We received proceeds, net of closing costs, of approximately $50.7 million and used a portion of the net sales proceeds to repay the mortgage note payable related to this property. In October 2016, we sold the Aura Grand property for gross sales proceeds of approximately $41.2 million, which equaled the liquidation value at August 1, 2016 and September 30, 2016.
During the nine months ended September 30, 2015, we sold the Long Point and Crescent Alexander Village properties. In connection with these transactions, the joint ventures that owned these two properties received aggregate sales proceeds net of closing costs of approximately $106.1 million, and through our consolidated joint ventures, we used the net sales proceeds from the sales of these two properties to repay the mortgage and construction note payables collateralized by the properties.
We intend to use a portion of the net sales proceeds from properties sold in 2016 for general corporate purposes and for liquidating distributions to stockholders.
Net Cash Provided by Operating Activities
Prior to the adoption of Liquidation Basis of accounting, our net cash flows provided by operating activities was approximately $0.3 million and $5.6 million for the seven months ended July 31, 2016 and the nine months ended September 30, 2015, respectively. Cash flows from operating activities declined during the seven months ended July 31, 2016, primarily due to the sale of four operational properties in 2015 and an increase in general and administrative expenses, asset management fees, and property management fees as a result of additional properties and units being operational. Cash flows from operating activities also declined due to an increase in professional fees related to our exit strategy.
Uses of Liquidity and Capital Resources
Development of Properties
In connection with our development projects, we funded approximately $65.1 million in development costs during the nine months ended September 30, 2016, of which approximately $53.4 million was funded during the seven months ended July 31, 2016. Pursuant to the development agreements for the properties under development, as of September 30, 2016 we had commitments to fund approximately $6.0 million in additional development and other costs. We expect to fund the remaining development costs primarily from the construction loans on each property.
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
During the nine months ended September 30, 2016, we paid $79.4 million of mortgage and construction loans payable (of which approximately $51.2 million was paid during the seven months ended July 31, 2016), which included the early repayment of approximately $79.1 million using a portion of the net sales proceeds from the sale of the REALM Patterson Place, Aura Castle Hills and Whitehall properties.
As our indebtedness approaches maturity, we, along with our joint venture partners, may extend and refinance the construction loans on our development properties, or may determine to sell the property and use proceeds from the sale to repay the indebtedness. In September 2016, we extended the original construction loan relating to our Remington Fairfield Property by one year to September 2017.
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

Prior to adopting Liquidation Basis of accounting, during the seven months ended July 31, 2016 our consolidated joint ventures paid distributions of approximately $27.1 million to our co-venture partners representing approximately $1.3 million from their pro rata share of positive operating cash flows, plus approximately $25.8 million from a disproportionate share of proceeds from capital events relating to net sales proceeds from the sale of the REALM Patterson Place and Aura Castle Hills properties, in accordance with the terms of our joint venture agreements.

Special Liquidating Distributions
Subsequent to adopting Liquidation Basis of accounting, in August 2016, our board approved a special liquidating distribution of $52.9 million, or $2.35 per common share, to our stockholders.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
Comparability of Financial Data from Period to Period
Under going concern accounting, the comparability of financial data from period to period was primarily affected by (i) the timing of the completion of our development properties and leasing activities, and (ii) the sales of real estate assets.
RESULTS OF OPERATIONS
In light of the adoption of Liquidation Basis accounting as of August 1, 2016, the results of operations for the current year periods are not comparable to the prior year periods. Our remaining assets which had completed construction and reached stabilization in prior periods continue to perform in a manner that is relatively consistent with prior reporting periods and we have experienced no significant changes in leased percentages or rental rates at these properties. Our remaining assets which had not completed construction or reached stabilization in prior periods have continued to place additional units into service and increase overall leased percentages.
Due to the adoption of the Plan of Dissolution we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.
Changes in Net Assets in Liquidation
Period from August 1, 2016 through September 30, 2016
Net assets in liquidation decreased by approximately $52.9 million during the period August 1, 2016 through September 30, 2016. The primary reason for the decline in net assets was due to the special liquidating distributions to stockholders of approximately $52.9 million, or $2.35 per common share, in August 2016.

RELATED PARTY ARRANGEMENTS
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, asset and property management fees and reimbursement of operating costs. See Note 9. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2015 for a discussion of the various related party transactions, agreements and fees.
OFF BALANCE SHEET ARRANGEMENTS
As of September 30, 2016, we had no off balance sheet arrangements.
CONTRACTUAL OBLIGATIONS
As of September 30, 2016, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2016	2017-2018	2019-2020	More than 5 years	Total
Development contracts on development properties (1)	$11,426,542	$606,171	$—	$—	$12,032,713
Construction notes payable (principal and interest) (2)	54,220,585	208,178,827	—	—	262,399,412
	$65,647,127	$208,784,998	$—	$—	$274,432,125
FOOTNOTES:

(1)
The amounts presented above represent accrued development costs as of September 30, 2016 and development costs, including start-up costs, not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

(2)
For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of September 30, 2016.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 3, "Summary of Significant Accounting Policies" within Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2015 for a summary of our Critical Accounting Policies and Estimates.
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
The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2016	2017	2018	2019	2020	Thereafter	Total	Approximate Fair Value
Variable rate debt	$52,384,577	$122,998,650	$79,573,884	$—	$—	$—	$254,957,111	$254,000,000
Average interest rate(1)	2.96%	2.91%	2.93%	—%	—%	—%	2.92%
FOOTNOTE:

(1)	As of September 30, 2016, we were paying the interest rate floor on certain of our variable rate debts.
Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of September 30, 2016, would increase interest expense by approximately $0.6 million and $1.7 million on our variable rate debt for the quarter and nine months ended September 30, 2016, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.
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
Other Matters
In connection with the adoption of liquidation basis accounting, during the most recent quarter (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation accounting purposes.

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
RISKS THAT MAY DELAY OR REDUCE OUR LIQUIDATING DISTRIBUTIONS
As we continue to pursue a complete liquidation of our remaining assets, the net proceeds are expected to range between approximately $8.41 and $9.39 per share, including the $2.35 per share we paid to stockholders in August 2016. Taking into account the special cash distributions stockholders received of $3.00 per share in 2015 in connection with the prior sales of five of our properties in 2014 and 2015, we estimate the total amount stockholders could receive is between approximately $11.41 and $12.39 per share, for which we anticipate paying the balance within 24 months after stockholder approval of the Plan of Dissolution which occurred on August 4, 2016. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to stockholders may be more or less than we estimate. In addition, the liquidating distributions may be paid later than we predict. For each property, our joint venture partner must consent to the property’s listing and sale, which may further delay the sale process. Although the current net asset value per share on a liquidation basis of accounting at September 30, 2016 of our remaining assets is higher than the range of liquidation values set forth above that our Board estimated at the time the Plan of Dissolution was approved for submission to the stockholders, we note that the net asset value per share on a liquidation basis of accounting does not take into account the various valuation methodologies disclosed and discussed in the proxy statement provided to stockholders in connection with the approval of the Plan of Dissolution or reflect the remaining uncertainties associated with continuing to own and operate our remaining properties and to complete the sale of our properties. In addition to the risks that we generally face in our business, factors that could cause actual payments to be lower or made later than we expect include, among others, the risks set forth below:
If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
In light of the approval by the Company’s stockholders on August 4, 2016 of the Plan of Dissolution, we will seek to enter into binding sale agreements for each of our properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our stockholders would be delayed or reduced.
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
You may experience a delay before receiving your share of the net proceeds of liquidation. In a liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We do not have any limitations or restrictions on taking such purchase money obligations, however, we would do so if in the Board's discretion, it was deemed in the best interests of the stockholders. To the extent we receive promissory notes or other property in lieu of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. We may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such event, you may experience a delay in the distribution of the net proceeds of a sale until such time as the installment payments are received.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – Not applicable
Item 5. Other Information – None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 10th day of November, 2016.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

10.1	Purchase and Sale Agreement, dated as of August 26, 2016, between GGT TRG Grand Lakes TX, LLC and Southstar Capital Group I, LLC. (Filed herewith.)

10.2	Purchase and Sale Agreement, dated as of September 15, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Filed herewith.)

10.3	First Amendment to Purchase and Sale Agreement, dated September 19, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Filed herewith.)

10.4	Second Amendment to Purchase and Sale Agreement, dated September 30, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Filed herewith.)

10.5	Third Amendment to Purchase and Sale Agreement, dated November 3, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statement of Net Assets, (ii) Condensed Consolidated Balance Sheet, (iii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statements of Operations, (v) Condensed Consolidated Statements of Equity, (vi) Condensed Consolidated Statements of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.