Form 10-K
period 2016-12-31
CNL Growth Properties, Inc.
filed 2017-03-17
CIK 1452168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________
 FORM 10-K
____________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Common Stock
(Title of class)
___________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is currently no established public market for the registrant’s shares of common stock. Based on the Company’s $8.65 estimated net asset value per share as of June 30, 2016, the aggregate market value of the stock held by non-affiliates of the registrant on such date was approximately $195 million.
The number of shares of common stock outstanding as of March 10, 2017 was 22,526,171.

PART I
Statement Regarding Forward Looking Information
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Annual Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts, but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should,” “could” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimates of per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
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
On August 4, 2016, we obtained our stockholders' approval of a plan of liquidation and dissolution ("Plan of Dissolution") authorizing us to undertake an orderly liquidation. In an orderly liquidation, we will sell of all of our remaining assets, pay all of our known liabilities, provide for the payment of our unknown or contingent liabilities, distribute our remaining cash to our stockholders as liquidating distributions, wind-up our operations and dissolve the Company in accordance with Maryland law. See the Company's Form 8-K filed on August 5, 2016 for additional details.
As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, we adopted the liquidation basis of accounting ("Liquidation Basis of Accounting"), as described further in Item 8. “Financial Statements and Supplementary Data” to the financial statements.

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
Our Exit Strategy
Due to the completion of our initial public offering and follow-on offering (collectively, the "Offerings") in April 2014, the completion of our acquisition phase in April 2015 and the estimated time needed to complete our development phase and have our assets substantially stabilize, our Advisor began to explore strategic alternatives. In August 2015, our board of directors appointed a special committee comprised of our independent board members (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. In September 2015, we engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as our exclusive financial advisor and assist us and the Special Committee with this process. In the ordinary course of CBRE Cap’s business, CBRE Cap, its affiliates, directors and officers, may trade or otherwise structure and effect transactions in our shares or assets for its own account or for the accounts of its customers and accordingly, may at any time hold a long or short position, finance positions, or otherwise structure and effect transactions in our shares or assets. CBRE Cap is an affiliate of CBRE Group, Inc. (“CBRE”), the parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Through CBRE’s affiliates, CBRE may have in the past, and may from time to time in the future, perform one or more roles in our transactions. Refer to “Our Real Estate Portfolio” below for a discussion on properties sold during 2015 and 2016.
Although our stockholders approved our Plan of Dissolution on August 4, 2016, there is no assurance we will have a final liquidity event in the near term. We expect to distribute all of the net proceeds from the sale of our assets to our stockholders within 24 months after the stockholder approval of our Plan of Dissolution. However, if we cannot sell our assets and pay our debts within 24 months, or if our board and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.
The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets (Liquidation Basis of Accounting).
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
Prior to the formation of the Special Committee in August 2015, as discussed above in "Our Exit Strategy", our Advisor evaluated opportunities that arose from favorable market conditions in multifamily development and as part of that process, evaluated provisions within the individual joint venture agreements to consider specific asset sales. As a result of evaluating these opportunities, as well as a result of exploring strategic alternatives, as described above in “Our Exit Strategy”, during 2015, we, through our consolidated joint ventures, sold four real estate properties that were operational.

During the seven months ended July 31, 2016 (prior to adopting Liquidation Basis of Accounting), we, through our consolidated joint ventures, sold two real estate properties that were operational. Subsequent to adopting Liquidation Basis of Accounting, we sold our wholly owned real estate property and, through our consolidated joint ventures, sold three additional real estate properties, all of which were operational. See Item 7. "Liquidity and Capital Resources – Net Sales Proceeds from Sales of Real Estate" for additional information.
As of December 31, 2016, we owned interests in seven Class A multifamily properties in the southeastern and sunbelt regions of the United States, all of which had substantially completed development and were operational. We had a total of 1,960 completed apartment units as of December 31, 2016. We generally expect our multifamily properties to reach stabilization within 24 months after completion.
Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2016, we had co-invested in seven separate joint ventures with six separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. Prior to adopting the Liquidation Basis of Accounting, we determined that all of the joint ventures in which we had co-invested were variable interest entities in which we were the primary beneficiary. As such, the transactions and accounts of the joint ventures were consolidated in our accompanying financial statements under the going concern basis of accounting.
For additional information regarding our real estate properties, see Item 2. “Properties.”
Our Borrowing Policies
Under our articles of incorporation, the maximum amount of our indebtedness cannot exceed 300% of our “net assets,” as defined by the Statement of Policy Regarding Real Estate Investment Trusts adopted by the North American Securities Administrators Association on May 7, 2007 (the “NASAA REIT Guidelines”) as of the date of any borrowing unless any excess borrowing is approved by a majority of our independent directors and is disclosed to stockholders in our next quarterly report, together with a justification for the excess. In addition to the limitations contained in our articles of incorporation, our board of directors has adopted a policy to limit our aggregate borrowings to approximately 75% of the aggregate value of our assets unless substantial justification exists that borrowing a greater amount is in our best interests. Our policy limitation, however, does not apply to individual real estate assets.
As our indebtedness approaches maturity, we, along with our joint venture partners, may extend and refinance the construction loans on our development properties, or may determine to sell the property and use proceeds from the sale to repay the indebtedness. Many of our joint venture agreements provide for our partners’ cooperation in order to refinance our indebtedness.
Our Distribution Policy
In order to qualify as a REIT, we are required to distribute 90% of our annual REIT taxable income to our stockholders.
Stock Distributions
Due to our original investment strategy of seeking growth-oriented assets and our original investment focus of investing in development properties, the board determined to issue stock distributions in order to preserve cash as we developed properties and achieved stabilization of those properties upon completion of construction. Our board of directors authorized daily stock distributions effective July 1, 2010. On September 15, 2014, our board approved the termination of our stock distribution policy effective as of October 1, 2014. The board believed that additional stock distributions no longer provided an economic benefit, and believed that stock distributions were not in the best interests of our existing stockholders. As a result, we did not declare any further stock distributions effective October 1, 2014. See Item 5. "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for additional information.
Special Cash Distributions
As described above in “Our Exit Strategy”, we evaluated opportunities that arose from favorable market conditions in multifamily development, explored strategic alternatives and sold properties. As a result, in February 2015 and December 2015, our board of directors declared special cash distributions in the amounts of $1.30 and $1.70, respectively, per share of common stock (the “Special Cash Distributions”). The Special Cash Distributions totaling approximately $67.6 million were paid in cash and were funded from the proceeds of refinancings and asset sales. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Special Cash Distributions” for additional information.
Liquidating Distributions
Subsequent to obtaining our stockholders' approval to our Plan of Dissolution, in August 2016 and December 2016, our board of directors declared liquidating distributions in the amounts of $2.35 and $2.30, respectively, per share of common stock (the "Liquidating Distributions"). The Liquidating Distributions totaling approximately $104.7 million were paid in cash and were funded from the proceeds of asset sales, including the sales of six properties in 2016. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Liquidating Distributions” for additional information.
Our Valuation Policy
The valuation process used to determine the estimated net asset value (“NAV”) was designed to follow recommendations of the Investment Program Association (“IPA”), a trade association for non-listed direct investment vehicles, in the IPA Practice Guideline 2013-01, “Valuations of Publicly Registered Non-Listed REITs,” which was issued by the IPA in April 2013. The purpose of our valuation policy is to establish guidelines to be followed in determining the net asset value per share of our common stock for regulatory and investor reporting and on-going evaluation of investment performance.
In accordance with our policy, the valuation committee of our board of directors, comprised of our independent directors, oversees our valuation process. For a discussion of the determination of our net asset value per share of our common stock, including our valuation process and methodology, see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information.”
In accordance with our valuation policy and as recommended by the IPA Valuation Guidelines, we will produce an estimated net asset value per share at least annually as of December 31 and disclose such amount as soon as possible after year end.
Our Disposition Policies
The determination of when a particular investment should be sold or otherwise disposed of may be made after considering all relevant factors, including refinancing opportunities, terms of the joint venture agreement, tax considerations, prevailing and projected economic and market conditions (including whether the value of the property or other investment is anticipated to decline substantially). On August 4, 2016, our stockholders approved our Plan of Dissolution pursuant to which our board of directors is authorized to undertake a sale of all of the Company's assets and distribute the net proceeds to our stockholders after payment of all of the Company's liabilities.

Financial Information about Industry Segments
We determined that we operate in one business segment, real estate ownership, which consists of owning, managing, leasing, acquiring, developing, investing in, and as conditions warrant, disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment and, accordingly, we do not report segment information.
Competition
We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, REITs, real estate limited partnerships and other entities engaged in real estate investment activities, many of which will have greater resources than we do.
Our seven properties are located in the metropolitan areas of San Antonio, Cypress and Spring, Texas; Greenville, South Carolina; Hanover, Maryland; Tempe, Arizona and Suffolk, Virginia. Each location is in a highly competitive, large metropolitan area with multiple competing projects.
Employees
We are externally managed and as such we do not have any employees.

Our Advisor
Substantially all of our operating, administrative and property management services are provided by sub-advisors to our Advisor and sub-property managers to the Property Manager. Under the terms of our advisory agreement, our Advisor has responsibility for our day-to-day operations, including serving as our consultant in connection with policy decisions to be made by our board of directors, identifying and making disposition decisions on our behalf and providing asset management and administrative services. In exchange for these services, our Advisor is entitled to receive certain fees and reimbursements from us.
Our current advisory agreement may be extended annually upon mutual consent of the parties. Our independent directors are required to review and approve the terms of our advisory agreement at least annually.
For additional information on our Advisor and the fees and reimbursements we pay, see Note 12. "Related Party Arrangements" in Item 8. “Financial Statements and Supplementary Data.”
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
Prior to our tax year ended December 31, 2015, we had tax losses for federal income tax purposes and therefore were not required to make cash distributions to our stockholders. For our tax year ended December 31, 2016 and 2015, we had taxable income before net operating loss utilization and dividend paid deduction for federal income tax purposes. In August and December 2016 we paid Liquidating Distributions and in February and December 2015, we paid Special Cash Distributions, as described above under “Our Distribution Policy.”
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

Our board of directors estimated our net asset value per share as of December 31, 2016 and in doing so, we primarily relied upon a valuation of our portfolio of properties as of December 31, 2016. Valuations and appraisals of our properties are estimates of fair value and may not necessarily correspond to realizable value upon the sale of such properties; therefore, our estimated net asset value per share may not reflect the amount that would be realized upon a sale of each of our properties.
For the purposes of determining the estimated net asset value per share of our common stock as of December 31, 2016, we retained CBRE, Inc. ("CBRE"), an independent appraisal firm to provide restricted use real estate appraisals for our seven remaining real estate properties as of December 31, 2016 (the "Appraisals"). Our Advisor developed a valuation analysis of the Company, utilizing Appraisals, and provided the analysis to the Valuation Committee, which is comprised of the independent directors of our board. The methodologies used to value our properties involved certain subjective judgments, including but not limited to, estimated future cash flows for properties recently developed for which we have limited operating history. Due to the short-term nature of multifamily leases, the value of our properties and the estimated net asset value of our shares may be more susceptible to fluctuation than REITs with longer term leases where cash flows are not subject to as much potential volatility. In addition, the ultimate realization of the value of our assets depend to a great extent on economic and other conditions beyond our control and the control of our Advisor. Moreover, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. As a result of the foregoing, as well as other factors, and despite that we considered the guidelines recommended by the IPA for determining the net asset value for shares of non-traded real estate investment trusts such as us, the valuations of our properties may not correspond to the realizable value upon a sale of those assets; and our estimated net asset value per share may not be indicative of the proceeds a stockholder would receive upon the sale of his or her shares in a market transaction or if we were liquidated or dissolved and the proceeds were distributed to the stockholders.
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
We and our Advisor have limited operating histories. Prior to April 26, 2010, the date our operations commenced, we had no previous performance history. You should not rely upon the past performance of other real estate investment programs sponsored by our sponsor or CNL to predict our future results. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that, like us, have a limited operating history. To be successful, our Advisor must, among other things:
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;
•respond to competition for our targeted real estate properties and other investments; and
•continue to build and expand its operational structure to support our business.
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
There are many factors that can affect the type, availability and timing of cash distributions to stockholders. Cash distributions generally will be based upon such factors as the amount of cash available or anticipated to be available from real estate investments and other assets, current and projected cash requirements, expected and actual cash flow from operations, the estimated total return on our assets, our overall financial condition, our objective of qualifying as a REIT for tax purposes, as well as other factors. Cash distributions declared may not reflect our income earned in that particular distribution period. The amount of cash available for distributions is affected by many factors. Actual amounts available for cash distribution may vary substantially from estimates. We cannot assure you that:

•	properties currently in lease-up status will be stabilized as planned;

•	rents from our properties will stabilize, or once stabilized, will remain stable or increase; or

•	our real estate portfolio will increase in value or generate or increase our cash available for distributions to stockholders.
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
We incurred net losses from continuing operations before gains on sale of real estate and easement since inception. Our losses can be attributed, in part, to our operating expenses which include pre-leasing costs for our development properties and various general and administrative expenses related to being a public reporting company, as well as the fact that a significant number of our properties are under development or construction was completed recently and have not yet stabilized. In addition, depreciation and amortization expense substantially reduces our income. We cannot assure you that we will be profitable in the future, that our properties will stabilize and produce sufficient income to fund our operating expenses, or that we will realize growth in the value of our assets.

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
Risks Relating to the Plan of Dissolution
Our board may abandon or delay implementation of the Plan of Dissolution.
Our Board and stockholders have adopted and approved the Plan of Dissolution for the liquidation and dissolution of the Company. Nevertheless, our board may terminate the Plan of Dissolution for any reason. This power of termination may be exercised both before and after any approval of the Plan of Dissolution Proposal by our stockholders, up to the time that the Articles of Dissolution have been accepted for record by the SDAT. Notwithstanding approval of the Plan of Dissolution Proposal by our stockholders, our board may modify or amend the Plan of Dissolution without further action by our stockholders to the extent permitted under then current law. Although our board has no present intention to pursue any alternative to the Plan of Dissolution, our board may conclude either that its duties under applicable law require it to pursue business opportunities that present themselves or that abandoning the Plan of Dissolution is otherwise in the best interests of the Company and its stockholders. If our board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the consideration currently estimated to be available for distribution to our stockholders pursuant to the Plan of Dissolution.
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
Risks That May Delay or Reduce Our Liquidating Distributions
As we move forward with our plan to sell and liquidate our remaining assets, we continue to estimate the total amount stockholders could receive is between approximately $11.41 and $12.39 per share, which is the range of liquidation values that our board of directors estimated at the time the Plan of Dissolution was approved for submission to the stockholders and later approved by the stockholders on August 4, 2016. This range includes special and partial liquidating distributions we paid to stockholders in 2015 and 2016. We anticipate paying the balance within 24 months after stockholder approval of the Plan of Dissolution which occurred on August 4, 2016. However, our expectations about the amount of liquidating distributions that we will make and when we will make them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to stockholders may be more or less than we estimate. In addition, the liquidating distributions may be paid later than we predict. For each property, our joint venture partner must consent to the property’s listing and sale, which may further delay the sale process. Although the sum of the special and partial liquidating distributions plus the current net asset value per share under the Liquidation Basis of Accounting at December 31, 2016 of our remaining assets is higher than the range of liquidation values set forth above, we note that the net asset value per share under the Liquidation Basis of Accounting does not take into account the various valuation methodologies disclosed and discussed in the proxy statement provided to stockholders in connection with the approval of the Plan of Dissolution or reflect the remaining uncertainties associated with continuing to own and operate our remaining properties and to complete the sale of our properties. Similarly, although the 2016 NAV (defined below) plus the sum of the special and partial liquidating distributions is higher than the range of liquidation values set forth above, we note that the 2016 NAV also does not take into account all of the various valuation methodologies disclosed and discussed in the proxy statement provided to stockholders in connection with the approval of the Plan of Dissolution or reflect the remaining uncertainties associated with continuing to own and operate our remaining properties and to complete the sale of our properties. In addition to the risks that we generally face in our business, factors that could cause actual payments to be lower or made later than we expect include, among others, the risks set forth below:
If any of the parties to our future sale agreements default thereunder, or if these sales do not otherwise close, our liquidating distributions may be delayed or reduced.
In light of the approval by the Company’s stockholders on August 4, 2016 of the Plan of Dissolution, we will seek to enter into binding sale agreements for each of our remaining properties. The consummation of the potential sales for which we will enter into sale agreements in the future will be subject to satisfaction of closing conditions. If any of the transactions contemplated by these future sale agreements do not close because of a buyer default, failure of a closing condition or for any other reason, we will need to locate a new buyer for the assets which we may be unable to do promptly or at prices or on terms that are as favorable as the original sale agreement. We will also incur additional costs involved in locating a new buyer and negotiating a new sale agreement for this asset. These additional costs are not included in our projections. In the event that we incur these additional costs, our liquidating payments to our stockholders would be delayed or reduced.
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
So long as we continue to qualify as a REIT, any net gain from “prohibited transactions” will be subject to a 100% tax. “Prohibited transactions” are sales of property held primarily for sale to customers in the ordinary course of a trade or business. The prohibited transactions tax is intended to prevent a REIT from retaining any profit from ordinary retailing activities such as sales to customers of condominium units or subdivided lots in a development project. The Code provides for a “safe harbor” which, if all its conditions are met, would protect a REIT’s property sales from being considered prohibited transactions. Whether a real estate asset is property held primarily for sale to customers in the ordinary course of a trade or business is a highly factual determination. We believe that all of our properties are held for investment and the production of rental income, and that none of the sales of our properties will constitute a prohibited transaction. We do not believe that the sales of the Company’s properties pursuant to the Plan of Dissolution should be subject to the prohibited transactions tax. However, due to the anticipated sales volume and other factors, the contemplated sales may not qualify for the protective safe harbor. We have received an opinion from a nationally recognized accounting firm concluding that the sales of our properties in anticipation of, simultaneous and subsequent to the adoption of the Plan of Dissolution should not constitute prohibited transactions within the meaning of the Code. This opinion is not binding upon the Internal Revenue Service ("IRS") which may assert that the contemplated sales are subject to the prohibited transactions tax. In addition to the opinion, we received a private letter ruling form the IRS indicating the sales of properties pursuant to the Plan of Dissolution will not constitute prohibited transactions. The ruling was issued based on facts and other representations made by the Advisor.
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
Our officers and directors and the Advisor have conflicts of interest that may cause them to manage our liquidation in a manner not solely in the best interests of our stockholders.
Some of our directors and officers and the Advisor have interests in the liquidation that are different from your interests as a stockholder, including the following:

•
All of our executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. We currently do not pay any direct compensation to our executive officers.

•
The Advisor will be entitled to subordinated incentive fees in connection with the sale of the Company’s assets, which are estimated to be between approximately $1.6 million and $3.6 million, depending upon and correlated to the price received by us for the sale of our properties.

Consequently, our officers and directors and the Advisor may make decisions or take actions based on factors other than the best interests of our stockholders throughout the period of the liquidation process.
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
Our strategy for acquiring properties focused on multifamily development properties, which may be located in markets undergoing positive changes or facing time-sensitive deadlines. These investments are typically riskier than stabilized properties or properties located in stable markets or markets that have validated their growth opportunities. There is no assurance that we have selected appropriate markets to affect our strategy; and there is a risk that our properties will experience declines in value.
We may suffer losses in developing properties, including losses due to environmental and other liabilities, labor disputes, occupational health and safety, cost overruns and other factors. Additionally, properties that we acquired for development may decline in value after our acquisition for reasons specific to the property or the real estate market generally.
The returns we earn on our real estate assets will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure you that we will be profitable or that we will realize growth in the value of our real estate properties.
The returns we earn on our real estate assets will be impacted by risks generally incident to the ownership of real estate, including:

•	changes in local conditions, including oversupply of space or reduced demand for real estate assets of the type we own;

•	inflation and other increases in operating costs, including insurance premiums, utilities and real estate taxes;

•	changes in supply of, or demand for, similar or competing properties in a geographic area;

•	an inability to refinance properties on favorable terms;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	the illiquidity of real estate investments generally;

•	changes in tax, real estate, environmental, land use and zoning laws;

•	vacancies or inability to rent space on favorable terms;

•	acts of God, such as earthquakes, floods and hurricanes;

•	inability to collect rents from tenants;

•	discretionary consumer spending and changing consumer tastes; and

•	periods of high interest rates and negative capital market conditions.
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
To date, we have invested substantially all of the available proceeds from our equity offerings in multifamily development properties. If capitalization rates increase, we would expect declines in the pricing of assets upon sale or at the time of a valuation. If we are required to sell investments into such a market, we could experience a decrease in the value of our investments. In most domestic markets, there is a spread between capitalization rates on stabilized multifamily assets and the return on cost at which new multifamily projects can be developed. The opportunity to develop at higher returns on cost and finance at today’s interest rates enables us to potentially produce higher levered returns than had we bought a stabilized multifamily property. However, if capitalization rates increase, we would expect the value of our current investments to decline. In addition, if costs of developing a multifamily asset increase, the difference between the costs to develop and the price to purchase stabilized multifamily properties will shrink and make the risk adjusted return for development less attractive.
Increases in unemployment could adversely affect multifamily property occupancy and rental rates.
Increases in unemployment in the markets in which we have acquired multifamily properties could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

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
The areas in which our properties are located that experience demographic or other shifts that cause increases in the development of multifamily properties that compete with our properties. This increased competition and construction could:

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
Generally, we have entered into co-venture arrangements with third parties in connection with our investments in multifamily development projects. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

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
Governmental regulation may increase the costs of operating properties.
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
We have obtained mortgage financing in connection with the acquisition and development of our properties. We may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. If necessary, we also may borrow funds to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

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
We may not be able to continue to maintain financing for investments on terms and conditions acceptable to us, if at all. Domestic and international financial markets have experienced unusual volatility and uncertainty. If this volatility and uncertainty persists, our ability to borrow monies to refinance, or finance other activities related to, real estate assets will be significantly impacted, and the return on any properties we refinance likely will be lower. In addition, if we pay fees to lock-in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. Additionally, the reduction in equity and debt capital resulting from turmoil in the capital markets may result in fewer buyers seeking to acquire commercial properties leading to lower property values and the continuation of these conditions could adversely impact our timing and ability to sell our properties.
In addition to volatility in the credit markets, the real estate market is subject to fluctuation and can be impacted by factors such as general economic conditions, supply and demand, availability of financing and interest rates. To the extent we purchased real estate in an unstable market, we are subject to the risk that if the real estate market ceases to attract the same level of capital investment in the future that it attracted at the time of our purchases, or the number of parties seeking to acquire properties decreases, the value of our investments may not appreciate or may decrease significantly below the amount we paid for our investments.
Disruptions in the financial markets could adversely affect the multifamily sector’s ability to obtain financing and credit enhancements from Fannie Mae and Freddie Mac, which could adversely affect us.
The Federal National Mortgage Association (or “Fannie Mae”) and the Federal Home Loan Mortgage Corporation (or “Freddie Mac”) are government sponsored enterprises that have historically been major sources of financing for the multifamily sector. Should Fannie Mae and/or Freddie Mac have their precepts changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our or prospective buyers' of our properties access to debt capital and/or increase borrowing costs. If new federal regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and us if private alternative sources of funding are reduced or unavailable. Any potential reduction in loans, guarantees and credit enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities. Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could (i) make it more difficult for us to secure new takeout financing for current multifamily development projects; (ii) hinder our ability to refinance completed multifamily assets; (iii) decrease the amount of available liquidity and credit that could be used to further diversify our portfolio of multifamily assets; and (iv) require us to obtain other sources of debt capital with potentially different terms.
Rising interest rates negatively affect our ability to pay existing debt obligations and refinance our properties.
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
If we desire to sell a property pursuant to a transaction that does not fall within the safe harbor, we may be able to mitigate the 100% penalty tax if we acquired the property through a taxable REIT subsidiary (“TRS”) or acquired the property and transferred it to a TRS for a non-tax business purpose prior to the sale (i.e., for a reason other than the avoidance of taxes). However, there may be circumstances that prevent us from using a TRS in a transaction that does not qualify for the safe harbor. Additionally, even if it is possible to effect a property disposition through a TRS, we may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors. In cases where a property disposition does not satisfy the safe harbor rules, the Internal Revenue Service could successfully assert that the disposition constitutes a prohibited transaction, in which event all of the net taxable gain from the sale of such property will be payable as a tax, thereby reducing the amount of cash available for distribution to stockholders. If a property is acquired or subsequently transferred to a TRS, the taxable income, including gain, will be subject to federal corporate tax and potentially state and local income taxes. This tax obligation would diminish the amount of the proceeds from the sale of such property that would be distributable to our stockholders. As a result, the timing and amount available for distribution to our stockholders would be substantially less than if the REIT had not operated and sold such property through the TRS and such transaction was not successfully characterized as a prohibited transaction. As discussed above, we have received a tax opinion from a nationally recognized accounting firm as well as a private letter ruling from the IRS, both of which indicated sales pursuant to our Plan of Dissolution should not constitute a prohibited transaction.
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

Our board of directors also may increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. In addition, under certain circumstances, the issuance of preferred stock or additional shares of common stock may render more difficult or tend to discourage:
•a merger, offer or proxy contest;
•the assumption of control by a holder of a large block of our securities; or
•the removal of incumbent management, including our advisor and property manager.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
As of December 31, 2016, we owned interests in seven Class A multifamily properties, all of which were operational and as to which development was complete. Our properties are subject to encumbrances, as described in “Schedule III – Real Estate and Accumulated Depreciation” of Item 15. “Exhibits and Financial Statement Schedules” and Note 10, “Indebtedness” of Item 8. “Financial Statements and Supplementary Data” of this Annual Report. The following table presents information on our properties owned as of December 31, 2016:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest	Number of Units	Completion Date	Percent Leased
Class A Multifamily:
Fairfield Ranch Cypress, TX	9/24/2013	Allen Harrison Development, LLC(1)	80%	294 units	Q1 2015	95%
Premier at Spring Town Center Spring, TX	12/20/2013	MCRT Spring Town LLC(1)	95%	396 units	Q3 2015	93%
Oxford Square Hanover, MD	3/7/2014	Woodfield Investments, LLC(1)	95%	248 units	Q4 2015	96%
Aura at The Rim San Antonio, TX	2/18/2014	Trinsic Residential Group, L.P.(1)	54%	308 units	Q1 2016	93%
Haywood Reserve(2) Greenville, SC	10/15/2014	Daniel Haywood, LLC(2)	90%	292 units	Q2 2016	52%
Aura on Broadway Tempe, AZ	12/12/2014	Trinsic Residential Group, L.P.(1)	90%	194 units	Q3 2016	95%
Bainbridge 3200(3) Suffolk, VA	4/30/2015	The Bainbridge Companies, LLC(1)	90%	228 units	Q4 2016	82%
FOOTNOTES:

(1)
This property is owned through a joint venture in which this entity or one of its affiliates (i) is our joint venture partner, (ii) serves, or in the case of the completed development properties, served, as developer of the project and (iii) provides any lender required guarantees on the loan. Generally, we fund development and the applicable joint venture makes distributions of operating cash flow on a pro rata basis using each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on our having received certain minimum threshold returns.

(2)	Property formerly known as Haywood Place.

(3)	Property formerly known as Hampton Roads.
We had a total of 1,960 completed apartment units as of December 31, 2016. Our multifamily properties that are operational are all new, and feature the latest trends in design, construction and amenities. They are typically three and four story buildings in a landscaped setting. Our multifamily properties are typically appointed with swimming pools, a clubhouse, fitness facilities and other amenities reflective of the trend toward upscale multifamily living. The seven fully-operating properties in which we owned interests and operated at December 31, 2016 averaged 942 square feet of living area per apartment unit and averaged monthly rental revenue per apartment unit of $1,287 as of December 31, 2016. Resident lease terms generally range from 11 to 14 months.
Geographic Concentration of Our Real Estate Portfolio
As of December 31, 2016, all our properties were located in the southeastern and sunbelt regions of the U.S., including three properties in Texas.

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
To assist our board of directors and our valuation committee, which is comprised solely of our independent directors (the “Valuation Committee”), with establishing an estimated net asset value ("NAV") per share of our common stock as of December 31, 2016, we engaged CBRE, Inc. (“CBRE”), an independent appraisal firm to provide restricted use MAI (defined below) real estate appraisals of our seven remaining real estate properties (the "Appraisals"). The engagement of CBRE was based on a number of factors including, CBRE's and its affiliates' experience as one of the world's largest commercial real estate services and investment firms, and CBRE's familiarity with our portfolio as it has provided real estate appraisals for all of the Company's previous NAV determinations. Our Advisor developed a valuation analysis, utilizing the Appraisals, and provided the analysis to the Valuation Committee containing, among other information, a NAV per share for our common stock as of December 31, 2016 (the “Valuation Report”).
In January 2017, the Valuation Committee reviewed the Valuation Report and concluded that the NAV per share for the Company’s common stock was reasonable, and unanimously approved a recommendation to the board to approve and adopt $5.01 as the Company’s estimated NAV per share as of the December 31, 2016. At a special meeting of the board held in January 2017, the board accepted the recommendation of the Valuation Committee and unanimously approved $5.01 as the Company’s estimated NAV per share as of December 31, 2016 (the “2016 NAV”). The 2016 NAV reflects various asset sales in 2015 and 2016 for which partial distributions in the amount of $3.00 and liquidating distributions in the aggregate amount of $4.65 per share were paid to the Company’s stockholders in 2015 and 2016, respectively. Total 2015 partial distributions and 2016 liquidating distributions through December 31, 2016 were $7.65.
The board of directors estimated the 2016 NAV based on certain recommendations and methodologies of the Investment Program Association, a trade association for non-listed direct investment vehicles (“IPA”), as set forth in IPA Practice Guideline 2013-01 “Valuations of Publicly Registered Non-Listed REITs” (“IPA Practice Guideline 2013-01”). The 2016 NAV is adjusted for transaction costs and anticipated expenses and income that we expect to incur or earn from the properties through the sale date of each property plus expenses related to the Plan of Dissolution approved by stockholders on August 4, 2016. The 2016 NAV as estimated will likely change prior to the completion of our Plan of Dissolution and does not necessarily represent the amount a stockholder would receive now or in the future. The 2016 NAV is based on a number of assumptions, estimates and data that are inherently imprecise and susceptible to uncertainty and changes in circumstances.
Valuation Methodologies
Our Advisor relied on the following sources in determining the major assumptions utilized in the Valuation Report:

•	Restricted-use MAI (defined below) appraisals of each of the Company’s multifamily properties (“MAI Appraisals”);

•	The Company's filings with the SEC;

•	Financial materials, projections and guidance provided by our senior management and by our joint venture partners;

•	Market intelligence and broker opinion of value; and

•	The Advisor's experience from our previous property sales.
The MAI Appraisals were prepared in accordance with the Uniform Standards of Professional Appraisal Practice by CBRE, who is a member of the Appraisal Institute and has a Member of Appraisal Institute (“MAI”) designation. The individual appraisers determined capitalization rates based on comparable sales and other market intelligence.
In performing their respective analyses, CBRE and our Advisor made numerous assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions, current and future rental market for our properties, many of which are necessarily subject to change and beyond the control of CBRE, the Advisor and the Company. The analyses performed by CBRE are not necessarily indicative of actual values, trading values or actual future results of our real estate properties that might be achieved, all of which may be significantly more or less favorable than suggested by the MAI Appraisals. The analyses performed by the Advisor are not necessarily indicative of actual values, trading values or actual future results of our common stock that might be achieved, all of which may be significantly more or less favorable than suggested by the Valuation Report. The respective analyses do not purport to reflect the prices at which the properties may actually be sold, and such estimates are inherently subject to uncertainty. The actual value of our common stock may vary significantly depending on numerous factors that generally impact the price of securities, the financial condition of the Company and the state of the real estate industry more generally. Accordingly, with respect to the estimated NAV per share of our common stock, none of the Company, the Advisor or CBRE can give any assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value per share;

•
a stockholder would ultimately realize distributions per share equal to our estimated net asset value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares would trade at a price equal to or greater than the estimated NAV per share if we listed them on a national securities exchange; or

•	the methodology used to estimate our NAV per share would be acceptable to FINRA or under the Employee Retirement Income Security Act (ERISA) for compliance with its reporting requirements.
Refer to our Form 8-K filed on January 24, 2017 for additional details on the 2016 NAV valuation, valuation methodologies, material assumptions, limitations and engagement of CBRE.
Our Common Stock Offerings
Through the close of our Offerings on April 11, 2014, we raised a total of approximately $208.3 million (22.7 million shares). As of March 10, 2017, we had 6,703 common stockholders of record.
Recent Sales of Unregistered Securities
There were no sales of unregistered securities in the past three years.
Secondary Sales of Registered Shares between Investors
For the years ended December 31, 2016, 2015 and 2014, we are aware of transfers of 128,740, 16,435 and 1,447 shares, respectively, by investors. The shares were transferred at an average sales price of $6.00, $7.79 and $6.67 per share during 2016, 2015 and 2014, respectively. We are not aware of any other trades of our shares.
Distributions
Distributions to our stockholders are governed by the provisions of our articles of incorporation. On June 24, 2010, our board of directors authorized a distribution policy providing for daily stock distributions and distributions pursuant to this policy began on July 1, 2010. During the year ended December 31, 2014, our board of directors authorized the declaration of a monthly stock distribution of 0.006666667 of a share of common stock on each outstanding share of common stock (which represented an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly. On September 15, 2014, our board approved the termination of the stock distributions and distribution reinvestment plan, as described above in Item 1. “Business – Our Distribution Policy” section and below under “Redemption Plan and Issuer Purchases of Equity Securities."
Special Cash Distributions
As described in Item 1. “Business – Our Exit Strategy”, we evaluated opportunities that arose from favorable market conditions in multifamily development, explored strategic alternatives and sold properties. As a result, in February 2015 and December 2015, our board of directors declared Special Cash Distributions in the amounts of $1.30 and $1.70, respectively, per share of common stock. The Special Cash Distributions totaling approximately $67.6 million were paid in cash and were funded from the proceeds of refinancings and asset sales.
Liquidating Distributions
Subsequent to obtaining our stockholder's approval for our Plan of Dissolution, in August 2016 and December 2016, our board of directors declared Liquidating Distributions in the amounts of $2.35 and $2.30, respectively, per share of common stock to stockholders of record of the Company's common stock as of the close of business on August 24, 2016 and December 6, 2016, respectively. The Liquidating Distributions totaling approximately $104.7 million were paid in cash in 2016 and were funded from the proceeds of asset sales, including the sales of six properties in 2016.

The following table presents total cash (special and liquidating) and stock distributions declared and issued for each quarter in the years ended December 31, 2016, 2015 and 2014:

Periods	Cash Distribution per Share		Total Cash Distribution Declared		Share Distribution Declared per Share Held(1)	Stock Distributions Declared (Shares)(1)	Stock Distributions Declared(2)	Total Cash and Stock Distributions Declared
2016 Quarter
First	$—		$—		(3)	—	$—	$—
Second	—		—		(3)	—	—	—
Third	2.35	(5)	52,936,504	(5)	(3)	—	—	52,936,504
Fourth	2.30	(5)	51,810,196	(5)	(3)	—	—	51,810,196
Total	$4.65		$104,746,700			—	$—	$104,746,700
2015 Quarter
First	$1.30	(4)	$29,284,024	(4)	(3)	—	$—	$29,284,024
Second	—		—		(3)	—	—	—
Third	—		—		(3)	—	—	—
Fourth	1.70	(4)	38,294,494	(4)	(3)	—	—	38,294,494
Total	$3.00		$67,578,518			—	$—	$67,578,518
2014 Quarter
First	$—		$—		0.66667 per month	325,315	$3,220,619	$3,220,619
Second	—		—		0.00667 per month	420,384	4,161,802	4,161,802
Third	—		—		0.00667 per month	441,689	4,372,721	4,372,721
Fourth	—		—		(3)	—	—	—
Total	$—		$—			1,187,388	$11,755,142	$11,755,142
FOOTNOTES:

(1)
Represents amount of shares declared and distributed, including shares issued subsequent to the applicable quarter end. The distribution of new common shares was non-taxable to the recipients when issued. The stock distributions may cause the interest of later investors in our common stock to be diluted as a result of the stock distributions issued to earlier investors.

(2)	For purposes of this table, we calculated the dollar amount of stock distributions declared using our NAV as of December 31, 2013, of $9.90 per share for shares issued after December 31, 2013.

(3)	Our board approved the termination of our distribution policy effective as of October 1, 2014. As a result, we did not declare any further stock distributions effective October 1, 2014.

(4)
Special cash distributions were funded using net sales proceeds received from the sale of real estate. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(5)
Liquidating distributions were funded using net sales proceeds received from the sale of real estate. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

For the year ended December 31, 2016, all of the cash Liquidating Distributions paid to stockholders were considered liquidating distributions for federal income tax purposes. The Liquidating Distributions will be applied to reduce a stockholders' basis but not below zero. The amount of distributions in excess of a stockholders' basis will be considered a gain which should be recognized in the year the distribution is received. For the year ended December 31, 2015, approximately 6.1%, 47.4% and 46.5% of the cash distributions paid to stockholders were considered taxable as ordinary income, capital gain and return of capital, respectively, for federal income tax purposes. Of the 47.4% treated as capital gain for the year ended December 31, 2015, approximately 6.4% were taxed as 1250 unrecaptured gain. No amounts distributed to stockholders for the years ended December 31, 2016 and 2015 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in our advisory agreement.
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
The following selected financial data for CNL Growth Properties, Inc. should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8. “Financial Statements and Supplementary Data."
As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, we adopted the liquidation basis of accounting ("Liquidation Basis of Accounting"), as described further in Item 8. “Financial Statements and Supplementary Data” to the financial statements.

Liquidation Basis
December 31, 2016
Statement of Net Assets Data:
Total assets	$350,559,846
Mortgage and construction notes payable	$179,135,370
Liability for non-controlling interests	$35,080,687
Liability for estimated costs in excess of estimated receipts during liquidation	$11,306,997
Total liabilities	$235,510,263
Net assets in liquidation	$115,049,583
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171
Net assets in liquidation value per common share	$5.11
Other Data:
Liquidating distributions declared	$104,746,700
Liquidating distributions declared per share	$4.65

	Going Concern Basis
	Seven Months Ended July 31,	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Data:
Revenues	$21,202,806	$32,947,081	$15,309,618	$3,542,226	$5,460
Operating loss	(1,152,584)	(787,031)	(3,886,892)	(3,890,425)	(1,964,648)
Loss from continuing operations(1)	(5,455,166)	(6,106,804)	(5,419,908)	(4,484,616)	(1,963,719)
Income (loss) from discontinued operations(1)	—	26,556,668	2,378,499	586,384	(1,172,768)
Gain on sale of real estate, net of tax	40,917,543	61,208,195	—	—	—
Gain on sale of easement	—	603,400	—	—	—
(Income) loss from continuing operations attributable to non-controlling interests(1)	(21,931,862)	(37,899,343)	897,670	645,371	9,498
(Income) loss from discontinued operations attributable to non-controlling interests(1)	—	(13,459,486)	(45,265)	(29,358)	3,037
Net income (loss) attributable to common stockholders(1)	$13,530,515	$30,902,630	$(2,189,004)	$(3,282,219)	$(3,123,952)
Income (loss) from continuing operations per share(1)	$0.60	$0.79	$(0.21)	$(0.32)	$(0.24)
Income (loss) from discontinued operations per share(1)	—	0.58	0.11	0.05	(0.14)
Net income (loss) per share (basic and diluted)	$0.60	$1.37	$(0.10)	$(0.27)	$(0.38)
Weighted average number of shares of common stock outstanding (basic and diluted)(2)	22,526,171	22,526,171	21,361,725	12,249,900	8,262,638
Special cash distributions declared(3)	—	67,578,518	—	—	—
Special cash distributions declared per share	—	3.00	—	—	—
Net cash provided by (used in) operating activities	297,368	5,241,165	4,281,141	672,083	(869,890)
Net cash provided by (used in) investing activities	56,408,742	81,757,496	(187,920,865)	(128,018,204)	(70,705,796)
Net cash (used in) provided by financing activities	(24,302,710)	(115,673,924)	195,503,567	148,177,428	68,539,209
Other Data:
Properties owned at the end of period(4)	10	13	16	12	7

		Going Concern Basis
		As of December 31,
		2015	2014	2013	2012
Balance Sheet Data:
Total assets(5)		$440,482,790	$478,276,500	$272,492,393	$114,890,689
Long-term debt obligations(5)		$267,025,839	$254,561,600	$117,360,210	$44,479,650
Total liabilities(5)		$292,594,262	$284,365,567	$138,114,282	$54,444,049
Noncontrolling interests		$25,554,478	$34,900,995	$23,415,094	$9,849,660
Total equity		$147,888,528	$193,910,933	$134,378,111	$60,446,640

FOOTNOTES:

(1)
The results of operations relating to the Long Point Property and the Gwinnett Center that were classified as held for sale were reported as discontinued operations for all applicable periods presented.

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

(3)	During 2015, we declared special cash distributions of $3.00 per share. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

(4)
As of July 31, 2016, December 31, 2015 and December 31, 2014, one, five and nine, respectively, of the properties owned were under development. All properties had been placed in service as of December 31, 2016.

(5)
Amounts as of December 31, 2014, 2013 and 2012 do not reflect the reclassification of loan costs, net, as a reduction to long-term debt obligations under the FASB issued Accounting Standard Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issue Costs."

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
On August 4, 2016, our stockholders approved our Plan of Dissolution authorizing us to undertake an orderly liquidation. In an orderly liquidation, we would sell of all of our remaining assets, pay all of our known liabilities, provide for the payment of our unknown or contingent liabilities, distribute our remaining cash to our stockholders as liquidating distributions, wind-up our operations and dissolve the Company in accordance with Maryland law. The Plan of Dissolution enables our board of directors to sell any and all of our assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the board of directors. Pursuant to REIT rules, in order to be able to deduct liquidating distributions as dividends, we must complete the disposition of our assets by August 5, 2018, two years after the date the Plan of Dissolution was approved by stockholders. To the extent that all of our assets are not sold by such date, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of our assets to the holders of interest in the liquidating trust. See the Company's Form 8-K filed on August 5, 2016 for additional details.
As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, we adopted the Liquidation Basis of Accounting, as described further in Item 8. “Financial Statements and Supplementary Data” to the financial statements.
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
Our Common Stock Offerings
From October 20, 2009, through April 11, 2014 we received aggregate offering proceeds of approximately $208.3 million from our Offerings.
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
Plan of Dissolution
Although our stockholders approved our Plan of Dissolution on August 4, 2016, there is no assurance we will have a final liquidity event in the near term. We expect to distribute all of the net proceeds from the sale of our assets to our stockholders within 24 months after the stockholder approval of our Plan of Dissolution. However, if we cannot sell our assets and pay our debts within 24 months, or if our board and the Special Committee determine that it is otherwise advisable to do so, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of our liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interests in the liquidating trust.
The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.
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
Prior to the formation of the Special Committee in August 2015, as discussed above in "Our Exit Strategy", our Advisor evaluated opportunities that arose from favorable market conditions in multifamily development and as part of that process, evaluated provisions within the individual joint venture agreements to consider specific asset sales. As a result of evaluating these opportunities, as well as a result of exploring strategic alternatives, as described above in "Our Exit Strategy", during 2015, we, through our consolidated joint ventures, sold four real estate properties that were operational. In 2016 we sold six properties, as further described below in Item 7. “Liquidity and Capital Resources – Net Sales Proceeds from Sales of Real Estate”. During the seven months ended July 31, 2016 (prior to adopting Liquidation Basis of Accounting), we, through our consolidated joint ventures, sold two real estate properties that were operational. Subsequent to adopting Liquidation Basis of Accounting, we sold our wholly owned real estate property and, through our consolidated joint ventures, sold three additional real estate properties, all of which were operational. See Item 7. "Liquidity and Capital Resources – Net Sales Proceeds from Sales of Real Estate" for additional information.
As of December 31, 2016, we owned interests in seven Class A multifamily properties in the southeastern and sunbelt regions of the United States, all of which had substantially completed development and were operational. Generally, the development period for our properties is up to 24 months with the properties becoming partially operational as buildings within the project are completed and certificates of occupancy obtained. We had a total of 1,960 completed apartment units as of December 31, 2016. We generally expect our multifamily properties to reach stabilization within 24 months after completion.
Our multifamily properties are typically owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of December 31, 2016, we had co-invested in seven separate joint ventures with six separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We have determined that all of the joint ventures in which we have co-invested as of December 31, 2016 are variable interest entities in which we are the primary beneficiary. As such, the transactions and accounts of the joint ventures are consolidated in our accompanying financial statements.
For a description of the individual properties included in our real estate portfolio, including the location, date acquired, operator/developer, completion date or estimated completion date of development, percentage leased and capitalized costs or development budget for each property, as of December 31, 2016, see Item 2. “Properties.”

Liquidity and Capital Resources
On August 4, 2016, our stockholders approved our Plan of Dissolution pursuant to which our board of directors is authorized to undertake a sale of all of our assets and distribute the net proceeds to our stockholders after payment of all of our liabilities. As of December 31, 2016, our cash totaled $17.9 million.  We will use our cash on hand and net sales proceeds received from the sale of real estate to pay all obligations, pay liquidating distributions and any other corporate purposes deemed appropriate. Our total assets and net assets in liquidation were $350.6 million and $115.0 million, respectively, at December 31, 2016. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Dissolution. We estimate that the proceeds from the sale of assets pursuant to the Plan of Dissolution will be adequate to pay our obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets.
We believe that cash flows provided by operating activities along with sale proceeds will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation as well as debt service obligations. As a REIT, we must distribute annually at least 90% of our REIT taxable income.
Sources of Liquidity and Capital Resources
Net Sales Proceeds from Sales of Real Estate
During 2014, due to favorable market conditions in multifamily development and our increased focus on multifamily development, we sold the Gwinnett Center, a three building office complex and received net sales proceeds of approximately $15.0 million. During the year ended December 31, 2015, due to continuing trends and favorable market conditions in multifamily development and exploring strategic alternatives, as described above in "Our Exit Strategy", we, through our consolidated joint ventures, sold four properties and we received aggregate net sales proceeds net of closing costs of approximately $223.0 million. We used a portion of the net sales proceeds from each property sale to repay the mortgage or development and construction loan related to each of the properties, pay distributions to our co-venture partners in accordance with the terms of the joint venture agreement, and pay Special Cash Distributions to stockholders, as described below in “Liquidity and Capital Resources — Special Cash Distributions”.
As part of continuing to evaluate strategic alternatives, from January through July 2016, we through our consolidated joint ventures, sold two additional properties. We received sales proceeds net of closing costs of $110.0 million. We used a portion of the net sales proceeds from the sale of these two properties to repay the development and construction loans related to both properties, and paid distributions to our respective co-venture partners, in accordance with the terms of each joint venture agreement.
In August 2016, subsequent to obtaining stockholder approval to our Plan of Dissolution and adopting Liquidation Basis of Accounting, we sold the Whitehall Property, our wholly-owned property, for gross sales proceeds of approximately $51.2 million, which equaled its liquidation value. We received proceeds, net of closing costs, of approximately $50.7 million and used a portion of the net sales proceeds to repay the mortgage note payable related to this property. In addition, we, through our consolidated joint ventures, sold three additional properties between October and December 2016, for aggregate gross sales proceeds of approximately $166.3 million, which equaled their liquidation values. We used the proceeds from the sales, net of closing costs and repaid the development and construction loans related to these three properties and paid distributions to our respective co-venture partners in accordance with the terms of each joint venture agreement.
In February 2017, we, through our consolidated joint venture, completed the sale of the Oxford Square Property for gross sales proceeds of approximately $65.7 million, which equaled its liquidation value as of December 31, 2016. We used a portion of the sales proceeds to repay the construction loan payable related to the property and also made a distribution to our joint venture partner representing their disproportionately higher share of proceeds from the sale in accordance with the Oxford Square joint venture agreement.
The sale of one or more of our properties may fall outside the prohibited transaction safe harbor. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all taxable gain we derive from such sale would be subject to a 100% federal tax. The Internal Revenue Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable real estate asset for not less than two years for the production of rental income prior to its sale; ( ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are included in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) the REIT does not make more than seven sales of property during the taxable year or the aggregate adjusted bases of property sold during the taxable year does not exceed 10% of the aggregate bases of all of the REIT’s assets as of the beginning of the taxable year or the fair market value of property sold during the taxable year does not exceed 10% of the fair market value of all of the REIT’s assets as of the beginning of the taxable year.

We requested and received a Letter Ruling from the Internal Revenue Service indicating our property sales as part of the Plan of Dissolution approved by our stockholders on August 4, 2016 would not constitute prohibited transactions. The ruling was issued based on facts and other representations made by our Advisor.
Net Cash Provided by Operating Activities
Prior to the adoption of Liquidation Basis of Accounting, our net cash flows provided by operating activities were approximately $0.3 million, $5.2 million and $4.3 million for the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014, respectively.  Cash flows from operating activities declined during the seven months ended July 31, 2016, primarily due to the sale of two properties in 2016, four operational properties in 2015 and an increase in general and administrative expenses, asset management fees, and property management fees as a result of additional properties and units being operational. Cash flows from operating activities also declined due to an increase in professional fees related to our exit strategy. Cash flows from operating activities improved from 2014 to 2015, primarily as a result of more properties and units being operational during 2015 than in the prior periods and an increase in occupancy as the units become operational and leased.
Our primary sources of non-operating cash flow from August 1, 2016 through December 31, 2016 include the following:

•	$215.6 million of net proceeds from the sale of four properties; and

•	$16.4 million of borrowings on our construction loans in connection with construction draws relating to the completion of our development properties.
Our primary uses of non-operating cash flow from August 1, 2016 through December 31, 2016 include the following:

•	$104.7 million for payment of liquidating distributions;

•	$108.9 million for early repayment of mortgage and construction notes payable, primarily in connection with the sale of four properties;

•	$37.9 million for distributions to noncontrolling interests, including approximately $37.6 million representing their disproportionate share of net sales proceeds from the sale of three properties;

•	$14.4 million for development property costs, including capital expenditures; and

•	$0.4 million for repayment of advance from an affiliate of noncontrolling interest.
Borrowings
We obtained construction financing on our multifamily development projects equal to approximately 65% to 75% of the development budgets. Generally, our construction financing provides for a term of three years, extendable for up to an additional two years, and requires monthly interest only payments during the initial term at variable rates generally equal to 2% to 2.7% above LIBOR rates. If extended, the loans typically require monthly principal and interest payments thereafter based on a 30-year amortization, with the unpaid principal balance due at maturity. To the extent we don't sell the property, we expect to consider refinancing our construction debt prior to the initial maturity date as each development property stabilizes. An affiliate of each applicable co-venture partner provided the lenders with any required completion and repayment guarantees. Although we typically have not entered into interest rate caps or other types of hedging instruments on all of our debt to hedge interest rate risk, we have entered into interest rate caps for one of our loans, as described in the notes to our consolidated financial statements, and may determine to enter into additional hedging transactions in the future.
As part of executing under our Plan of Dissolution, if we have not sold a property prior to our indebtedness approaching maturity, we, along with our joint venture partners, may extend and refinance the construction loans on our development properties. However, our ability to continue to obtain indebtedness could be adversely affected if our joint venture partners do not agree to the extension or by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.
During the years ended December 31, 2016, 2015 and 2014, we borrowed approximately $70.0 million, $122.5 million and $145.7 million, respectively, in connection with construction draws relating to our development properties, of which approximately $53.6 million was borrowed during the seven months ended July 31, 2016. During the years ended December 31, 2015 and 2014, we paid loan costs totaling approximately $0.5 million and $2.5 million, respectively, in connection with our indebtedness. There were no loan costs paid during 2016.
We, through joint ventures formed to make investments, generally borrowed on a non-recourse basis. The use of non-recourse financing allowed us to limit our exposure on any investment to the amount invested. Non-recourse indebtedness means the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.
In April 2015, the Hampton Roads Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $25.3 million mortgage note secured by the Hampton Roads Property. The Hampton Roads Property Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 1.0% by obtaining a maximum interest rate cap until March 2017.
In February 2015 and April 2014, we, through two different consolidated joint ventures which developed two separate properties, modified two original development and construction loans with the existing lenders. We were able to increase the level of indebtedness in February 2015 and April 2014 on the respective property by approximately $3.5 million and $5.5 million, respectively, based on an appraised value that exceeded the original cost of each property. We used the refinancing proceeds received in April 2014 to acquire our joint venture partner’s 5% interest in the Whitehall Joint Venture, at which point, we wholly-owned this property. We repaid one loan in 2015 and repaid the other loan in 2016 in connection with the sale of each of these two properties.
In September 2014, the Spring Town Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $18.5 million mortgage note secured by the Spring Town Property. The Spring Town Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 1% by obtaining a maximum interest rate cap through December 2015. After December 2015 through July 2016 the interest rate cap mitigated the risk of future LIBOR above 1.9%. This interest rate cap terminated in July 2016.
In March 2014, as part of acquiring the Oxford Square Property, we obtained $4.9 million in temporary financing through our Oxford Square Joint Venture in the form of a temporary loan and our joint venture partner advanced approximately $1.2 million for the development costs. In June 2014, we used unused proceeds from our Offerings to repay the $4.9 million loan and entered into a new construction loan that matures in June 2018.
In April 2014, the Whitehall Joint Venture, which developed the Whitehall Property completed in April 2013, refinanced its original development and construction loan which had an outstanding principal balance of $22.3 million and entered into a new $28.2 million variable rate, seven-year loan. We were able to increase the level of indebtedness on the Whitehall Property based on an appraised value that exceeded our original cost.
For additional information on our borrowings, see Note 10, “Indebtedness” in our consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Annual Report.
Capital Contributions from Noncontrolling Interests
During the years ended December 31, 2015 and 2014, our co-venture partners made capital contributions aggregating to approximately $1.9 million and $14.2 million, respectively. Our co-venture partners did not make any capital contributions during the year ended December 31, 2016. As of December 31, 2016, our co-venture partners did not have any commitments to fund additional capital contributions in accordance with the terms of our joint venture agreements relating to the multifamily development properties.
Uses of Liquidity and Capital Resources
Acquisition and Development of Properties
We completed our acquisition phase when we acquired our last multifamily development property in 2015 and acquired five properties in 2014. In connection with our development projects, we funded approximately $67.8 million, $143.0 million and $203.7 million in acquisition and development costs during 2016, 2015 and 2014, respectively, of which approximately $53.4 million was funded during the seven months ended July 31, 2016.
Debt Service
During the year ended December 31, 2016, we paid $160.1 million of mortgage and construction loans payable (of which approximately $51.2 million was paid during the seven months ended July 31, 2016), which included the early repayment of approximately $159.8 million using a portion of the net sales proceeds from the sale of six properties. In 2015, we paid approximately $111.3 million of mortgage and construction loans payable, and $0.3 million in a related prepayment penalty, using a portion of the net sales proceeds from the sale of six properties. During the year ended December 31, 2014, we repaid approximately $36.7 million of outstanding loans, which included approximately $22.3 million related to refinancing Whitehall Joint Venture’s original construction loan, approximately $4.9 million related to Oxford Square Joint Venture’s temporary loan, and approximately $8.0 million related to Gwinnett Center as the result of the sale of the property.

In October and November 2015, we, through two separate consolidated joint ventures, exercised our options to extend the maturity dates of the construction loans collateralized by the two separate properties by one year to November 30, 2016 and December 20, 2016, respectively. We sold both properties in 2016 prior to their maturity dates.
In September 2016, we, through one of our consolidated joint ventures, extended the original construction loan relating to our Remington Fairfield Property by one year to September 2017. In addition, we, through one of our consolidated joint ventures, have begun discussions with the lender of the construction loan relating to our Aura at the Rim Property, which is scheduled to mature to April 2017, to exercise our extension option.
Scheduled maturities of $96.6 million during 2017 reflect the maturity of four loans during 2017 as described further in Note 10. “Indebtedness” in the accompanying consolidated financial statements. We have begun discussions with our joint venture partners relating to the 2017 maturities and if we are not able to sell the respective properties in 2017 and use net sales proceeds to repay the related indebtedness as part of executing under our Plan of Dissolution, we believe that we will be able to refinance or exercise our extension options for any debt that matures in 2017 and other debt as it comes due in the ordinary course of business.
Stock Distributions
On September 15, 2014, our board approved the termination of the stock distributions and distribution reinvestment plan, as described above in Item 1, in the “Our Distribution Policy” section.
Special Cash Distributions
Due to the sale of four properties as described above in “Net Sales Proceeds from Sales of Real Estate”, in February and December 2015, our board of directors declared Special Cash Distributions in the amount of $1.30 and $1.70, respectively, per share of common stock. The Special Cash Distributions totaling approximately $67.6 million were paid in cash and were funded from the proceeds of refinancings and the 2015 sales of four properties. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Special Cash Distributions”. No special cash distributions were declared during 2014.
Liquidating Distributions
Subsequent to obtaining stockholder approval to our Plan of Dissolution, in August 2016 and December 2016, our board of directors declared Liquidating Distributions in the amounts of $2.35 and $2.30, respectively, per share of common stock. The Liquidating Distributions totaling approximately $104.7 million were paid in cash and were funded from the proceeds of asset sales, including the sales of six properties in 2016. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Liquidating Distributions”.
Stock Issuance and Offering Costs
Since inception and through the close of our Offerings of shares of common stock on April 11, 2014, we received aggregate offering proceeds of approximately $208.3 million, of which $65.4 million were received during the year ended December 31, 2014. Under the terms of our offerings, certain affiliates were entitled to receive selling commissions and a marketing support fee of up to 7% and 3%, respectively, of gross offering proceeds on shares sold through the close of our Offerings on April 11, 2014. In addition, affiliates were entitled to reimbursement of actual expenses incurred in connection with our offerings, such as filing fees, legal, accounting, printing, and due diligence expense reimbursements, which were recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with our articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by us did not exceed 15% of the aggregate gross offering proceeds. Offering costs were generally funded by our Advisor and subsequently reimbursed by us subject to this limitation. During the year ended December 31, 2014, we paid approximately $9.6 million in stock issuance and offering costs. No such costs were incurred or paid subsequent to the close of our Offerings on April 11, 2014.
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
Prior to adopting Liquidation Basis of Accounting, during the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014, our consolidated joint ventures paid distributions of approximately $27.1 million, $62.6 million and $2.1 million, respectively, to our co-venture partners representing their pro rata share of positive operating cash flows, plus a disproportionate share of proceeds from capital events, which included approximately $25.8 million in net sales proceeds from the sales of the properties during the seven months ended July 31, 2016 and $58.4 million during the year ended December 31, 2015 in accordance with the terms of our joint venture agreements. Additionally, capital events during 2015 also included payment to our co-venture partners for proceeds received in connection with modifying our indebtedness related to two properties. During 2014, in accordance with the terms of the Oxford Square Property joint venture agreement, once the Oxford Square Joint Venture obtained a construction loan in June 2014, our ownership interest in the joint venture increased to 95% with an additional capital contribution by us and a return of capital to our joint venture partner.
Purchase of Noncontrolling Interests
During the year ended December 31, 2014, we used $5.5 million of the excess proceeds received from the refinancing of the construction loan by the Whitehall Joint Venture to acquire our joint venture partner’s 5% interest in the Whitehall Joint Venture and as a result we owned 100% of the interests in the Whitehall Joint Venture. We sold the Whitehall Property during 2016.
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

Results of Operations
As a result of our stockholders' approval of our Plan of Dissolution and our adoption of Liquidation Basis of Accounting as of August 1, 2016, the results of operations for the current year periods are not comparable to the prior year periods. Our remaining assets which had completed construction and reached stabilization in prior periods continue to perform in a manner that is relatively consistent with prior reporting periods and we have experienced no significant changes in leased percentages or rental rates at these properties. Our remaining assets which had not completed construction or reached stabilization in prior periods have continued to place additional units into service and increase overall leased percentages. See Item 2. "Properties" for additional the leased percentage for each property as of December 31, 2016.
Due to the adoption of the Plan of Dissolution we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.
Changes in Net Assets in Liquidation
Period from August 1, 2016 through December 31, 2016
Net assets in liquidation decreased by approximately $100.3 million during the period August 1, 2016 through December 31, 2016. The decline in net assets was primarily due to Liquidating Distributions to stockholders totaling approximately $104.7 million, or $4.65 per common share, in August and December 2016. The decline in net assets in liquidation was partially offset by a net increase in estimated net sales proceeds from the sales of real estate excluding amounts allocable to noncontrolling interests.
Comparison of the fiscal year ended December 31, 2015 to the fiscal year ended December 31, 2014
Analysis of Revenues and Expenses from Continuing Operations:
Revenues. Rental income from operating leases from continuing operations and other property revenues are derived from base rent, garage and storage income, application fees, lease cancellation fees, and miscellaneous administrative fees. Revenues were approximately $32.9 million and $15.3 million for the years ended December 31, 2015 and 2014, respectively (of which $8.6 million and $4.8 million, respectively, related to the properties sold from September – December 2015). Rental income from continuing operations and other property revenues increased primarily due to the increased stabilization of several properties (either fully operational or partially operational).
Property Operating Expenses. Property operating expenses from continuing operations for the years ended December 31, 2015 and 2014 were $16.5 million and $8.5 million, respectively (of which $3.8 million and $2.7 million, respectively, related to the properties sold from September – December 2015). Property operating expenses increased primarily due to the additional properties becoming either fully operational or partially operational. Property operating expenses also increased in 2015 due to pre-leasing and marketing activities at our properties under development with partial operations.
General and Administrative Expenses. General and administrative expenses from continuing operations for the years ended December 31, 2015 and 2014 were approximately $3.2 million and $2.9 million, respectively. General and administrative expenses were comprised primarily of reimbursable personnel expenses of affiliates of our Advisor, directors’ and officers’ insurance, accounting and legal fees, NAV fees and board of directors’ fees. The increase in general and administrative expenses for the year ended December 31, 2015 was primarily the result of the additional legal, accounting and other professional services necessary to account and report on our growing portfolio of assets.
Asset Management Fees. We incurred approximately $3.3 million and $2.1 million in asset management fees from continuing operations payable to our Advisor during the years ended December 31, 2015 and 2014, respectively, (of which approximately $1.0 million and $1.0 million, respectively, were capitalized as part of the cost of our properties that were under development). We incur asset management fees at an annual rate of 1% of our real estate assets under management as defined in the advisory agreement (which generally equals our acquisition and development capitalized costs and excludes pro rata portions attributable to our joint venture partners); therefore, asset management fees increased for the year ended December 31, 2015 as compared to the prior year period as a result of several multifamily projects becoming operational. Asset management fees incurred during development were capitalized as part of the cost of development.
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
Depreciation. Depreciation from continuing operations for the years ended December 31, 2015 and 2014 was approximately $10.4 million and $5.9 million, respectively. Depreciation expense increased primarily due to more properties being fully operational in 2015, as compared to the same period in 2014.
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
Loss on Extinguishment of Debt. Loss on extinguishment of debt from continuing operations was approximately $0.09 million and $0.06 million for the years ended December 31, 2015 and 2014, respectively, related to the early repayment of construction loans due to the sales of properties in 2015 and in 2014 due to refinancings. Loss on extinguishment of debt included the write-off of unamortized loan costs.
Income Tax Expense. Income tax expense was approximately $0.09 million and $0.04 million for the years ended December 31, 2015 and 2014, respectively.
Gain on Sale of Real Estate, Net of Tax. Gain from sale of real estate, net of tax from continuing operations was approximately $61.2 million for the year ended December 31, 2015 relating to the sale of the properties, of which $23.6 million was allocable to common stockholders. There was no gain on sale of real estate from continuing operations in 2014.
Gain on Sale of Easement. During the year ended December 31, 2015, we recorded a gain on the sale of a property easement of $0.6 million. There was no gain on sale of easement during 2014.

Analysis of Discontinued Operations
We had income from discontinued operations of approximately $26.6 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively. During 2014 and 2013, we entered into contracts to sell the Long Point Property and Gwinnett Center, respectively. As a result, we accounted for the revenues and expenses associated with the Long Point Property and Gwinnett Center as discontinued operations for all periods presented in accordance with GAAP. In January 2015 and March 2014, we sold the Long Point Property and Gwinnett Center, respectively, to unrelated parties and recorded a gain of approximately $27.4 million (of which $13.9 million was allocable to common stockholders) and $1.2 million, respectively, for financial reporting purposes. Income from discontinued operations was partially offset by a loss on extinguishment of debt of approximately $0.8 million and $0.03 million related to the repayment of the indebtedness of the Long Point Property and Gwinnett Center, respectively, for unamortized loan costs and a prepayment penalty on the Long Point Property due to the sales of these properties.
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
During the years ended December 31, 2015 and 2014, net income (loss) from continuing and discontinued operations attributable to our co-venture partners was approximately $51.4 million and $(0.9) million, respectively. Net income attributable to noncontrolling interests during the year ended December 31, 2015, included pro rata share of income from operations attributable to noncontrolling interests of approximately $0.3 million and a disproportionate share of gains from the sales of properties, in accordance with the gain allocation provisions for capital events, of approximately $51.1 million. All of the net loss attributable to noncontrolling interests for the year ended December 31, 2014, was a result of pro rata share of loss from operations.
As disclosed above, we plan to execute under our Plan of Dissolution, which will include the sale of our remaining properties, the satisfaction of obligations, the payment of liquidating distributions and the dissolution of the Company. We are not aware of any other material trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a material impact on either capital resources or the revenues or income to be derived from the operation and disposition of properties, other than those described above, risk factors, if any, identified in Part II, Item 1A of this report and the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
During the years ended December 31, 2016, 2015 and 2014, total operating expenses did not exceed the Limitation.
Off Balance Sheet Arrangements
As of December 31, 2016, we had no off balance sheet arrangements.
Contractual Obligations
As of December 31, 2016, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Less than 1 year	Years 1 - 3	Years 3 - 5	More than 5 years	Total
Development contracts on development properties(1)	$6,472,830	$—	$—	$—	$6,472,830
Construction notes payable (principal and interest)(2)	101,099,947	83,661,339	—	—	184,761,286
	$107,572,777	$83,661,339	$—	$—	$191,234,116
FOOTNOTES:

(1)
The amounts presented above represent accrued development costs incurred as of December 31, 2016 and development costs not yet incurred of the aggregate budgeted development costs in accordance with the development agreements, and the expected timing of such costs.

(2)
For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage note payables as of December 31, 2016.

Related Party Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition and advisory services, organization and offering costs, selling commissions, marketing support fees, asset and property management fees and reimbursement of operating costs. See Note 12, “Related Party Arrangements” within Item 8, “Financial Statements and Supplementary Data” and Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related party transactions, agreements and fees.
Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies that management believes are critical to our operations. We consider these policies critical because they involve difficult management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Prior to the adoption of the Liquidation Basis of Accounting, our most sensitive estimates involved the determination of whether an entity should be consolidated, and the capitalization of costs associated with our development properties.
Subsequent to the adoption of the Liquidation Basis of Accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect on the disposal of our assets and the estimated costs to dispose of our assets.

Basis of Presentation (Post Plan of Dissolution)
As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, our financial position and results of operations for the year ended December 31, 2016 is presented using two different presentations. The Company adopted the Liquidation Basis of Accounting as of August 1, 2016 and for the periods subsequent to August 1, 2016. As a result, a new statement of financial position (Statement of Net Assets) is presented, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution. In addition, a new statement of operations (Statement of Changes in Net Assets) will reflect changes in net assets from the original estimated values as of August 1, 2016 through the most recent period presented, as further described below.
As a result of adopting the Liquidation Basis of Accounting, on August 1, 2016 assets were adjusted to their estimated liquidation value, which represents the estimated gross amount of cash that we will collect on disposal of assets as we carry out our Plan of Dissolution. The liquidation value of our operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

We accrue costs and income that we expect to incur and earn through the end of liquidation to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 5, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" in Item 8, “Financial Statements and Supplementary Data” for further discussion. Actual costs incurred but unpaid as of December 31, 2016 are included in accrued development costs, accounts payable and other accrued expenses, due to related parties and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.
Non-controlling Interests – Liquidation Basis of Accounting (Post Plan of Dissolution)
 In liquidation, the presentation for joint ventures historically consolidated under going concern accounting will be determined based on our planned exit strategy. We intend to sell all of our properties, rather than selling our interests in our properties, and therefore the properties will be presented on a gross basis with a liability to the non-controlling interest holders. Amounts expected to be due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.
Basis of Presentation (Pre Plan of Dissolution)
All financial results and disclosures up through July 31, 2016, prior to adopting the Liquidation Basis, are presented based on a going concern basis (“Going Concern Basis”), which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheets as of December 31, 2015 and 2014, the statements of operations and the statements of cash flows for the seven months ended July 31, 2016 and the comparative years ended December 31, 2015 and 2014 used the Going Concern Basis presentation.
Principles of Consolidation (Pre Plan of Dissolution)
Under the going concern basis of accounting, our consolidated financial statements included our accounts, the accounts of our wholly owned subsidiaries or subsidiaries for which we had a controlling interest, the accounts of variable interest entities in which we were the primary beneficiary, and the accounts of other subsidiaries over which we had control. All intercompany accounts and transactions were eliminated in consolidation. The determination of whether we were the primary beneficiary was based on a combination of qualitative and quantitative factors which required management in some cases to estimate future cash flows or likely courses of action.
Real Estate
Prior to the adoption of the Liquidation Basis of Accounting, buildings and improvements were depreciated on the straight-line method over their estimated useful lives, which generally were 39 and 15 years, respectively. Expenditures for maintenance and repairs were charged to operations as incurred. Significant renovations and replacements, which improved or extended the life of the asset, were capitalized.
As of August 1, 2016, real estate assets were adjusted to their estimated liquidation value, to reflect the change to the Liquidation Basis of Accounting. The liquidation value represents the estimated gross amount of cash that we will collect on disposal of assets as we carry out our Plan of Dissolution. The liquidation value of our operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets.
As of December 31, 2016, we estimated the liquidation value of our real estate based on purchase and sale agreements when available or property appraisals from CBRE Valuation Advisory Services Group. For valuation methodologies used in preparing the property appraisals, refer to the "Valuation Methodologies" section of Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."
Real Estate Under Development
Prior to the adoption of the Liquidation Basis of Accounting, we recorded acquisition and development costs of properties under development at cost, including acquisition fees and expenses incurred. The cost of real estate under development included direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project was substantially complete and available for occupancy. In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, were capitalized rather than expensed and incidental revenue were recorded as a reduction of capitalized project (i.e., construction) costs. Preleasing costs were expensed as incurred. Assets were placed into service once certificates of occupancy were issued.
Capitalized Interest
Prior to the adoption of the Liquidation Basis of Accounting, we capitalized interest and the amortization of loan costs as a cost of development using the weighted average interest rate of our total outstanding indebtedness and based on our weighted average expenditures for our development properties for the period. Capitalization of interest for a particular development project began when expenses related to the project had been made, activities necessary to get the project ready for its intended use were in progress and when interest costs had been incurred. Capitalization of interest ceased when the project was substantially complete and ready for occupancy.
Impairment of Real Estate Assets
Prior to the adoption of the Liquidation Basis of Accounting, real estate assets were reviewed on an ongoing basis to determine whether there were any indicators, including property operating performance and general market conditions, that the value of the real estate properties (including any related amortizable intangible assets or liabilities) had been impaired. To assess if a property value was potentially impaired, management compared the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections considered factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition, and other factors. In the event that the carrying value exceeded the undiscounted operating cash flows, we recognized an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property.
Income Taxes
We have elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, we generally are not subject to federal corporate income taxes on distributed taxable income and may be subject to excise tax on undistributed taxable income. We or our subsidiaries may be subject to certain state and local taxes on our income and/or property.
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
We are exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. With regard to variable rate financing, we assessed interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. As of December 31, 2016, we had entered into a LIBOR based interest rate cap agreement to hedge against increases in the interest rate on one construction loan.
The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2017	2018	2019	2020	2021	There-after	Total	Approximate Fair Value
Variable rate debt	$96,616,221	$82,519,149	$—	$—	$—	$—	$179,135,370	$178,300,000
Average interest rate(1)	3.14%	3.09%	—%	—%	—%	—%	3.12%

FOOTNOTE:

(1)	As of December 31, 2016 we were paying the interest rate floor on certain of our variable rate debts.
Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of December 31, 2016, would increase annual interest expense by approximately $1.5 million on our variable rate debt. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

Report of Independent Registered Certified Public Accounting Firm	46

Financial Statements

Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2016	47

Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2015	48

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from August 1, 2016 through December 31, 2016	49

Consolidated Statements of Operations (Going Concern Basis) for the Seven Months Ended July 31, 2016 and for the Years Ended December 31, 2015 and 2014	50

Consolidated Statements of Equity (Going Concern Basis) for the Seven Months Ended July 31, 2016 and for the Years Ended December 31, 2015 and 2014	51

Consolidated Statements of Cash Flows (Going Concern Basis) for the Seven Months Ended July 31, 2016 and for the Years Ended December 31, 2015 and 2014	52

Notes to Consolidated Financial Statements	54

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Stockholders of
CNL Growth Properties, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet (going concern basis) of CNL Growth Properties, Inc. and its subsidiaries as of December 31, 2015, and the related consolidated statements of operations (going concern basis), equity (going concern basis) and cash flows (going concern basis) for each of the two years in the period ended December 31, 2015 and for the period from January 1, 2016 to July 31, 2016. In addition, we have audited the consolidated statement of net assets (liquidation basis) as of December 31, 2016, and the related consolidated statement of changes in net assets (liquidation basis) for the period from August 1, 2016 to December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the consolidated financial statements, the stockholders of CNL Growth Properties, Inc. approved a plan of liquidation on August 4, 2016, and the Company determined liquidation is imminent. As a result, the Company changed its basis of accounting on August 1, 2016 from the going concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CNL Growth Properties, Inc. and its subsidiaries as of December 31, 2015, the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 and for the period from January 1, 2016 to July 31, 2016, their net assets in liquidation as of December 31, 2016, and the changes in their net assets in liquidation for the period from August 1, 2016 to December 31, 2016, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 9 to the consolidated financial statements, the Company changed the criteria for reporting discontinued operations in 2015.

/s/ PricewaterhouseCoopers LLP
Orlando, Florida
March 17, 2017

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)

December 31, 2016
ASSETS
Real estate assets, net	$331,970,000
Cash and cash equivalents	17,926,602
Restricted cash	405,255
Other assets	257,989
Total Assets	350,559,846
LIABILITIES
Mortgage and construction notes payable	179,135,370
Liability for non-controlling interests	35,080,687
Liability for estimated costs in excess of estimated receipts during liquidation	11,306,997
Accrued development costs	2,944,380
Accounts payable and other accrued expenses	4,379,230
Due to related parties	1,812,609
Other liabilities	850,990
Total Liabilities	235,510,263
Commitments and contingencies (Note 14)
Net assets in liquidation	$115,049,583

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Going Concern Basis)

December 31, 2015
ASSETS
Real estate assets, net:
Operating real estate assets, net (including VIEs $170,258,129)	$175,359,303
Construction in process, including land (including VIEs $114,367,104)	119,031,154
Total real estate assets, net	294,390,457
Real estate held for sale (including VIEs $96,073,012)	124,092,989
Cash and cash equivalents (including VIEs $8,086,954)	19,016,194
Restricted cash (including VIEs $1,058,010)	1,369,515
Other assets (including VIEs $1,165,593)	1,613,635
Total Assets	$440,482,790
LIABILITIES AND EQUITY
Liabilities:
Mortgage and construction notes payable (including VIEs $239,298,457)	$267,025,839
Accrued development costs (including VIEs $18,265,802)	18,265,802
Due to related parties	1,650,788
Accounts payable and other accrued expenses (including VIEs $4,436,485)	4,973,131
Other liabilities (including VIEs $594,221)	678,702
Total Liabilities	292,594,262
Commitments and contingencies (Note 14)
Equity:
Stockholders’ equity:
Preferred stock, $0.01 par value per share, authorized and unissued 200,000,000 shares	—
Common stock, $0.01 par value per share, 1,120,000,000 shares authorized; 22,702,363 issued and 22,526,171 outstanding	225,262
Capital in excess of par value	170,792,081
Accumulated income	18,895,225
Accumulated cash distributions	(67,578,518)
Total Stockholders’ Equity	122,334,050
Noncontrolling interests	25,554,478
Total Equity	147,888,528
Total Liabilities and Equity	$440,482,790
The abbreviation VIEs above means Variable Interest Entities.
See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)

Period from August 1, 2016 through December 31, 2016
Net assets in liquidation, beginning of period (Note 4)	$215,361,554
Changes in net assets in liquidation:
Change in liquidation value of investments in real estate	4,412,000
Remeasurement of assets and liabilities	6,766,593
Remeasurement of noncontrolling interests	(6,743,864)
Net increase in liquidation value	4,434,729
Liquidating distributions to stockholders	(104,746,700)
Changes in net assets in liquidation	(100,311,971)
Net assets in liquidation, end of period	$115,049,583

See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)

	Seven Months Ended July 31,	Year Ended December 31,
	2016	2015	2014
Revenues:
Rental income from operating leases	$19,199,105	$30,473,600	$14,080,893
Other property revenues	2,003,701	2,473,481	1,228,725
Total revenues	21,202,806	32,947,081	15,309,618
Expenses:
Property operating expenses	11,653,617	16,462,866	8,488,871
General and administrative	2,775,540	3,210,332	2,850,632
Asset management fees, net of amounts capitalized	1,604,305	2,348,250	1,070,864
Property management fees	965,979	1,262,453	763,681
Acquisition fees and expenses, net of amounts capitalized	—	16,462	76,046
Depreciation	5,355,949	10,433,749	5,946,416
Total operating expenses	22,355,390	33,734,112	19,196,510
Operating loss	(1,152,584)	(787,031)	(3,886,892)
Other income (expense):
Fair value adjustments and other income (expense)	73,120	(16,476)	55,165
Interest expense and loan cost amortization, net of amounts capitalized	(4,197,031)	(5,127,058)	(1,485,912)
Loss on extinguishment of debt	(27,454)	(87,047)	(59,573)
Total other expense	(4,151,365)	(5,230,581)	(1,490,320)
Income tax expense	(151,217)	(89,192)	(42,696)
Loss from continuing operations	(5,455,166)	(6,106,804)	(5,419,908)
Income from discontinued operations, net of tax	—	26,556,668	2,378,499
Net (loss) income before gains on sale of real estate and easement	(5,455,166)	20,449,864	(3,041,409)
Gain on sale of real estate, net of tax	40,917,543	61,208,195	—
Gain on sale of easement	—	603,400	—
Net income (loss) including noncontrolling interests	35,462,377	82,261,459	(3,041,409)
Net (income) loss attributable to noncontrolling interests:
Continuing operations	(21,931,862)	(37,899,343)	897,670
Discontinued operations	—	(13,459,486)	(45,265)
Net (income) loss attributable to non-controlling interests	(21,931,862)	(51,358,829)	852,405
Net income (loss) attributable to common stockholders	$13,530,515	$30,902,630	$(2,189,004)
Net income (loss) per share of common stock (basic and diluted):
Continuing operations	$0.60	$0.79	$(0.21)
Discontinued operations	—	0.58	0.11
Net income (loss) per share of common stock (basic and diluted)	$0.60	$1.37	$(0.10)
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	21,361,725
See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Going Concern Basis)

	Common Stock		Capital in Excess of Par Value	Accumulated (Deficit) Income	Accumulated Cash Distributions	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2013	15,393,316	$153,933	$120,627,485	$(9,818,401)	$—	$110,963,017	$23,415,094	$134,378,111
Subscriptions received for common stock through public offering	5,985,914	59,859	65,336,467	—	—	65,396,326	—	65,396,326
Redemptions of common stock	(40,447)	(404)	(399,781)	—	—	(400,185)	—	(400,185)
Stock issuance and offering costs	—	—	(9,490,715)	—	—	(9,490,715)	—	(9,490,715)
Stock distributions	1,187,388	11,874	(11,874)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	(5,269,501)	—	—	(5,269,501)	(256,324)	(5,525,825)
Contributions from non-controlling interests	—	—	—	—	—	—	14,744,367	14,744,367
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,149,737)	(2,149,737)
Net loss	—	—	—	(2,189,004)	—	(2,189,004)	(852,405)	(3,041,409)
December 31, 2014	22,526,171	$225,262	$170,792,081	$(12,007,405)	$—	$159,009,938	$34,900,995	$193,910,933
Cash distributions, declared and paid ($3.00 per share)	—	—	—	—	(67,578,518)	(67,578,518)	—	(67,578,518)
Contributions from non-controlling interests	—	—	—	—	—	—	1,942,204	1,942,204
Distributions to noncontrolling interests	—	—	—	—	—	—	(62,647,550)	(62,647,550)
Net income	—	—	—	30,902,630	—	30,902,630	51,358,829	82,261,459
December 31, 2015	22,526,171	$225,262	$170,792,081	$18,895,225	$(67,578,518)	$122,334,050	$25,554,478	$147,888,528
Distributions to noncontrolling interests	—	—	—	—	—	—	(27,107,808)	(27,107,808)
Net income	—	—	—	13,530,515	$—	13,530,515	21,931,862	35,462,377
July 31, 2016	22,526,171	$225,262	$170,792,081	$32,425,740	$(67,578,518)	$135,864,565	$20,378,532	$156,243,097
See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)

	Seven Months Ended July 31,	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income (loss), including amounts attributable to noncontrolling interests	$35,462,377	$82,261,459	$(3,041,409)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	5,355,949	10,433,749	6,811,281
Amortization of loan costs	441,510	557,379	212,182
Loss on extinguishment of debt	27,454	905,451	92,361
Prepayment penalties on loans	—	(282,485)	—
Loss on retirement of fixed assets	1,005	—	—
Gain on sale of real estate held for sale	(41,017,124)	(89,847,236)	(1,219,693)
Gain on sale of easement	—	(603,400)	—
Unrealized loss from change in fair value of interest rate caps	23,342	75,712	243,045
Straight line rent adjustments	(413,223)	(72,649)	(374,359)
Changes in operating assets and liabilities:
Other assets	110,316	(588,355)	120,300
Due to related parties	20,375	140,238	226,736
Accounts payable and other accrued expenses	297,385	2,277,216	1,167,872
Other liabilities	(11,998)	(15,914)	42,825
Net cash provided by operating activities	297,368	5,241,165	4,281,141
Investing Activities:
Development property costs, including land and capital expenditures	(53,371,715)	(142,976,241)	(203,727,989)
Collection of advance to municipality utility district	—	—	1,313,975
Capital expenditures on real estate held for sale	(91,758)	—	(181,951)
Proceeds from sale of properties	109,996,325	222,961,667	14,986,333
Proceeds from sale of easement	—	675,000	—
Changes in restricted cash	(124,110)	1,097,070	(311,233)
Net cash provided by (used in) investing activities	56,408,742	81,757,496	(187,920,865)
Financing Activities:
Subscriptions received for common stock through public offering	—	—	65,396,326
Stock issuance and offering costs	—	—	(9,587,242)
Redemptions of common stock	—	—	(767,390)
Cash distributions paid on common stock	—	(67,578,518)	—
Proceeds from mortgage and construction notes payable	53,606,891	125,967,686	173,864,602
Payments of mortgage and construction notes payable	(51,205,315)	(111,319,670)	(36,663,212)
Payment of loan costs	—	(480,876)	(2,478,530)
Purchase of interest rate caps	—	(72,200)	(126,780)
Purchase of non-controlling interest	—	—	(5,525,825)
Advance from affiliate of noncontrolling interest	418,522	15,000	461,000
Repayment of advance from affiliate of non-controlling interest	(15,000)	(1,500,000)	(1,164,012)
Contributions from noncontrolling interests	—	1,942,204	14,244,367
Distributions to noncontrolling interests	(27,107,808)	(62,647,550)	(2,149,737)
Net cash (used in) provided by financing activities	(24,302,710)	(115,673,924)	195,503,567
Net Increase (Decrease) in Cash and Cash Equivalents	32,403,400	(28,675,263)	11,863,843
Cash and Cash Equivalents at Beginning of Year	19,016,194	47,691,457	35,827,614
Cash and Cash Equivalents at End of Period	$51,419,594	$19,016,194	$47,691,457
See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)

	Seven Months Ended July 31,	December 31,
	2016	2015	2014
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest, net of amounts capitalized of approximately $1.2 million, $3.0 million and $3.5 million, respectively	$3,638,419	$4,580,978	$1,298,571
Cash paid for income tax	$1,333,084	$412,900	$—
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$11,315,050	$18,265,802	$23,768,886
Loan costs	$—	$—	$1,193
Loan costs amortization capitalized on development properties	$233,707	$808,735	$1,063,153
Noncontrolling interests non-cash contributions	$—	$—	$500,000
Noncontrolling interests construction advance	$—	$—	$703,012
Stock distributions declared (at par)	$—	$—	$11,874
See accompanying notes to consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
On August 4, 2016, the Company's stockholders approved a plan of liquidation and dissolution ("Plan of Dissolution") authorizing the Company to undertake an orderly liquidation. In an orderly liquidation, the Company will sell of all of its remaining assets, pay all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute its remaining cash to its stockholders as liquidating distributions, wind-up its operations and dissolve the Company in accordance with Maryland law. As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, the Company adopted the liquidation basis of accounting ("Liquidation Basis of Accounting") as described in Note 4. "Net Assets in Liquidation."
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
As of December 31, 2016, the Company owned interests in seven Class A multifamily properties, all of which were operational and as to which development was substantially complete. The Company had a total of 1,960 completed apartment units as of December 31, 2016.
All of the Company’s multifamily properties are owned through joint ventures in which it has co-invested with an affiliate of a national or regional multifamily developer.

2.	Plan of Dissolution
The Plan of Dissolution approved by the stockholders on August 4, 2016, provides for an orderly sale of the Company's assets, payment of the Company's liabilities and other obligations, the winding up of operations and dissolution of the Company. The Company is permitted to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, establishing a reserve fund or in other ways.
The Plan of Dissolution enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the board. Pursuant to applicable REIT rules, in order to be able to deduct liquidating distributions as dividends, the Company must complete the disposition of its assets by August 5, 2018, two years after the date the Plan of Dissolution was approved by stockholders. To the extent that all of the Company's assets are not sold by such date, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, the Company's stockholders will receive interests in the liquidating trust. The liquidating trust will pay or provide for all of the Company's liabilities and distribute any remaining net proceeds from the sale of its assets to the holders of interest in the liquidating trust.
The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Consolidated Statement of Net Assets.
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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3.	Summary of Significant Accounting Policies
Basis of Presentation – As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, the Company’s financial position and results of operations for the year ended December 31, 2016, are presented using two different presentations. The Company adopted the Liquidation Basis of Accounting as of August 1, 2016 and for the periods subsequent to August 1, 2016. As a result, a new statement of financial position (Statement of Net Assets) is presented, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution. In addition, a new statement of operations (Statement of Changes in Net Assets) reflects changes in net assets from the original estimated values as of August 1, 2016 through the most recent period presented, as further described below.
All financial results and disclosures up through July 31, 2016, prior to adopting the Liquidation Basis of Accounting, will be presented based on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2015, and the statements of operations and the statements of cash flows for the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014 used the Going Concern Basis presentation consistent in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as further described below.
Basis of Presentation Liquidation Basis of Accounting (Post Plan of Dissolution) – Effective with the adoption of the Liquidation Basis of Accounting, on August 1, 2016 assets were adjusted to their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution. The liquidation value of the Company's operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 5, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of December 31, 2016 are included in accrued development costs, accounts payable and other accrued expenses, due to related parties and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.
Noncontrolling Interests – Liquidation Basis of Accounting (Post Plan of Dissolution) – In liquidation, the presentation for joint ventures historically consolidated under going concern accounting is determined based on the Company's planned exit strategy. The Company intends to sell all of its properties, rather than selling its interest in its properties, and therefore the properties are presented on a gross basis with a liability to the non-controlling interest holders. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.
Consolidation and Variable Interest Entities (Pre Plan of Dissolution) – The accompanying consolidated financial statements for period prior to the adoption of the Liquidation Basis of Accounting include the accounts of the Company and its subsidiaries over which it had control. All intercompany accounts were eliminated in consolidation. In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzed its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it had a variable interest was a VIE. The Company’s analysis included both quantitative and qualitative reviews. The Company based its quantitative analysis on the forecasted cash flows of the entity and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also used its quantitative and qualitative analyses to determine if it was the primary beneficiary of the VIE, and if such determination was made, it included the accounts of the VIE in its consolidated financial statements.
Real Estate Under Development – Prior to the adoption of the Liquidation Basis of Accounting, the Company recorded acquisition and development costs of properties under development at cost, including acquisition fees and expenses incurred. The cost of real estate under development included direct and indirect costs of development, including interest and miscellaneous costs incurred during the development period until the project was substantially complete and available for occupancy.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3.	Summary of Significant Accounting Policies (continued)
In addition, during active development, all operating expenses related to the project, including property expenses such as real estate taxes, were capitalized rather than expensed and incidental revenue was recorded as a reduction of capitalized project (i.e., construction) costs. Preleasing costs were expensed as incurred. Assets were placed into service once certificates of occupancy were issued.
Capitalized Interest – Prior to the adoption of the Liquidation Basis of Accounting, the Company capitalized interest and the amortization of loan costs as a cost of development using the weighted average interest rate of the Company’s total outstanding indebtedness and based on its weighted average expenditures for its development properties for the period. Capitalization of interest for a particular development project began when expenses related to the project had been made, activities necessary to get the project ready for its intended use were in progress and when interest costs had been incurred. Capitalization of interest ceased when the project was substantially complete and ready for occupancy. During the seven months ended July 31, 2016, and the years ended December 31, 2015 and 2014, the Company incurred interest expense and loan cost amortization of approximately $5.7 million, $8.9 million and $5.5 million, respectively, of which $1.5 million, $3.8 million and $4.0 million, respectively, was capitalized according to this policy.
Real Estate – Prior to the adoption of the Liquidation Basis of Accounting, buildings and improvements were depreciated on the straight-line method over their estimated useful lives, which generally were 39 years and 15 years, respectively. Furniture, fixtures and equipment were depreciated on the straight-line method over their estimated useful lives, which generally were three to five years.
Expenditures for maintenance and repairs were charged to operations as incurred. Significant renovations and replacements, which improved or extended the life of the asset, were capitalized.
Real Estate Held For Sale – Prior to the adoption of the Liquidation Basis of Accounting, the Company presented the assets of any properties which qualified as held for sale separately in the consolidated balance sheet. In addition, the results of operations for those properties and any properties which had been sold that met the definition of discontinued operations were presented as such in the Company’s consolidated statements of operations. Held for sale and discontinued operations classifications were provided in prior periods presented. Real estate assets held for sale were measured at the lower of the carrying amount or the fair value less costs to sell. Subsequent to classification of an asset as held for sale, no further depreciation or amortization relating to the asset were recorded. The Company classified assets held for sale as discontinued operations if the disposal represented a strategic shift that had a major effect on the Company’s operations and financial results. For those assets qualifying for classification as discontinued operations, the specific components of net income (loss) were presented as discontinued operations including operating income (loss) and interest expense directly attributable to the property held for sale, net. In addition, the net gain or loss (including any impairment loss) on the disposal of assets held for sale that qualified as discontinued operations were presented as discontinued operations when recognized.
Derivative Instruments – The Company currently holds one interest rate cap. Prior to the adoption of Liquidation Basis of Accounting, as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 815, “Derivatives and Hedging” (“ASC 815”), the Company recorded all derivatives on the balance sheet at fair value. The Company did not use derivatives for speculative purposes but instead used derivatives to manage its exposure to increases in interest rates. Changes in the fair value of derivatives not designated in hedging relationships were recorded directly in fair value adjustments and other income (expense) in the accompanying consolidated statements of operations. For all interest rate caps held during the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014, management determined not to elect hedge accounting for financial reporting purposes.
Other Comprehensive Income (Loss) – Going Concern Basis (Pre Plan of Dissolution) – Prior to the adoption of the Liquidation Basis of Accounting, the Company had no items of other comprehensive income (loss) through July 31, 2016 and therefore, did not include other comprehensive income (loss) or total comprehensive income (loss) in the accompanying consolidated financial statements.
Impairment of Real Estate Assets – Prior to the adoption of the Liquidation Basis of Accounting, real estate assets were reviewed on an ongoing basis to determine whether there were any indicators, including property operating performance and general market conditions, that the value of the real estate properties had been impaired. To assess if a property value was potentially impaired, management compared the estimated current and projected undiscounted cash flows, including estimated net sales proceeds, of the property over its remaining useful life to the net carrying value of the property. Such cash flow projections considered factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition, and other factors. In the event that the carrying value exceeded the undiscounted operating

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3.	Summary of Significant Accounting Policies (continued)
cash flows, the Company would recognize an impairment provision to adjust the carrying value of the asset to the estimated fair value of the property. The Company has never recorded an impairment of real estate.
Cash and Cash Equivalents – Cash and cash equivalents consist of cash on hand and highly liquid investments purchased with original maturities of three months or less.
As of December 31, 2016, the Company’s cash deposits exceeded federally insured amounts. However, the Company continues to monitor the third-party depository institutions that hold the Company’s cash, primarily with the goal of safety of principal. The Company attempts to limit cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.
Restricted Cash – Restricted cash is generally comprised of resident security deposits for the Company’s operational multifamily properties located in certain states, and certain escrow deposits for real estate taxes and property insurance.
Rental Income from Operating Leases – Prior to the adoption of the Liquidation Basis of Accounting, rental income related to leases was recognized on an accrual basis when due from residents, on a monthly basis. Rental revenues for leases with uneven payments were recognized on a straight-line basis over the term of the lease.
Acquisition Fees and Expenses – Prior to the adoption of the Liquidation Basis of Accounting, acquisition fees and expenses, including investment services fees and expenses, and closing costs in connection with purchase of the property, associated with transactions deemed to be business combinations, were expensed as incurred. Acquisition fees and expenses associated with making loans and with transactions deemed to be an asset purchase were capitalized. The Company incurred approximately $0.1 million, $1.1 million and $3.5 million in acquisition fees and expenses during the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014, respectively, including approximately $0.1 million, $1.1 million and $3.4 million, respectively, which have been capitalized as a part of the costs of the properties under development.
Loan Costs – Prior to the adoption of the Liquidation Basis of Accounting, financing costs paid in connection with obtaining debt were deferred and amortized over the estimated life of the debt using the effective interest rate method. As of December 31, 2015, accumulated amortization of loan costs was approximately $2.5 million.
Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and the disclosures of contingent liabilities. Under the Liquidation Basis of Accounting, the Company is required to estimate all costs and income that it expects to incur and earn through the end of the liquidation, including the estimated amount of cash it will collect on the disposal of its assets and estimated costs incurred to dispose of assets. Actual results could differ from those estimates.
Reclassifications — Real estate balances for the four properties identified for sale during the seven months ended July 31, 2016 were reclassified to real estate held for sale in the December 31, 2015 balance sheet. These reclassifications had no effect on previously reported net income (loss) or equity. See Note 9. “Real Estate Held for Sale, Dispositions and Discontinued Operations” for additional information.
Income Taxes – The Company has elected and qualified as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and related regulations beginning with the year ended December 31, 2010. As a REIT, the Company generally is not subject to federal corporate income taxes on distributed taxable income and may be subject to excise tax on undistributed taxable income. The Company and its subsidiaries may be subject to certain state and local taxes on its income and/or property. As of December 31, 2016, the Company had state net operating carryforwards of approximately $9.9 million which will begin to expire in 2030. The Company analyzed its tax positions and determined that it has not taken any uncertain tax positions. The tax years 2013 through 2016 remain subject to examination by taxing authorities.
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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3.	Summary of Significant Accounting Policies (continued)
Segment Information – Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company determined that it operates in one business segment, real estate ownership. Accordingly, the Company did not report more than one segment.
Redemptions – Under the Company’s stock redemption plan, a stockholder’s shares were deemed to have been redeemed as of the date that the Company accepted the stockholder’s request for redemption. From and after such date, the stockholder by virtue of such redemption was no longer entitled to any rights of a stockholder in the Company. Shares redeemed were retired and not available for reissue. The Company suspended its stock redemption plan effective September 10, 2014.
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
Adopted Accounting Pronouncements – Going Concern Basis (Pre Plan of Dissolution) – In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis,” which requires amendments to both the VIE and voting models. The amendments (i) modify the identification of variable interests (fees paid to a decision maker or service provider), the VIE characteristics for a limited partnership or similar entity and primary beneficiary determination under the VIE model, and (ii) eliminate the presumption within the current voting model that a general partner controls a limited partnership or similar entity. The new guidance was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The amendments could be applied using either a modified retrospective or full retrospective approach. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of this ASU did not result in any changes to conclusions about whether the Company’s joint ventures were VIEs or whether the Company was the primary beneficiary for each of its joint ventures.
In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that loan costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts or premiums. The new guidance was effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2015 with early adoption permitted. The ASU was required to be applied retrospectively for each period presented. Upon adoption, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company adopted ASU 2015-03 on January 1, 2016; the adoption of which impacted the Company’s presentation of its consolidated financial position but did not have a material impact on the Company’s consolidated results of operations or cash flows. Accordingly, the Company retrospectively adjusted the presentation of loan costs for all periods presented prior to the adoption of Liquidation Basis of Accounting.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3.	Summary of Significant Accounting Policies (continued)
The following table provides additional details by financial statement line item of the adjusted presentation in the Company’s consolidated balance sheet as of December 31, 2015:

	As Filed December 31, 2015	Adjustments	Adjusted December 31, 2015
Loan costs, net	$2,183,777	$(2,183,777)	$—
Mortgages and other notes payable, net	$269,209,616	$(2,183,777)	$267,025,839

4.	Net Assets in Liquidation
The Company adopted Liquidation Basis of Accounting effective August 1, 2016 upon approval by the Company's stockholders of the Company's Plan of Dissolution. The following is a reconciliation of Stockholders' Equity under the going concern basis of accounting to net assets in liquidation under the Liquidation Basis of Accounting as of August 1, 2016:

Stockholders' Equity as of July 31, 2016	$135,864,565
Increase due to estimated liquidation value of investments in real estate	153,971,841
Decrease due to adjustment of assets and liabilities to net realizable value	(3,101,218)
Increase in noncontrolling interest liability	(45,844,718)
Liability for estimated costs in excess of estimated receipts during liquidation	(25,528,916)
Adjustment to reflect the change to the liquidation basis of accounting	79,496,989
Estimated value of net assets in liquidation as of August 1, 2016	$215,361,554
As of December 31, 2016, net assets in liquidation were $115.0 million. Net assets in liquidation decreased by approximately $100.3 million during the period August 1, 2016 through December 31, 2016. The primary reason for the decline in net assets in liquidation was due to liquidating distributions to stockholders declared and paid in August 2016 and December 2016 totaling approximately $104.7 million, or $4.65 per common share.
The net assets in liquidation at December 31, 2016 would result in liquidating distributions of approximately $5.11 per share. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the period required to complete the Plan of Dissolution. There is inherent uncertainty with these estimates, and they could change materially based on the timing of the property sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

5.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
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
Upon transition to the Liquidation Basis of Accounting on August 1, 2016, the Company accrued the following revenues and expenses expected to be incurred during liquidation:

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

5.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation (continued)

Rental income from operating leases	$22,182,874
Property operating expenses	(9,208,132)
Interest expense	(4,217,407)
Asset management fees due to related parties	(1,920,211)
Property management fees(1)	(755,849)
General and administrative (2)	(4,201,775)
Other income/(expense)	(392,519)
Income tax expense	(369,976)
Development costs	(11,050,590)
Liquidation transaction costs	(13,241,497)
Liquidation transaction costs due to related parties	(2,353,834)
Liability for estimated costs in excess of estimated receipts during liquidation	$(25,528,916)
FOOTNOTES:

(1)	Includes estimated amounts payable to related parties. Refer to Note 12, "Related Party Arrangements" for additional information.

(2)	Includes amounts estimated to be reimbursed to related parties for operating expenses paid on behalf of the Company.
The change in the liability for estimated costs in excess of estimated receipts during liquidation from August 1, 2016 through December 31, 2016 is as follows:

	August 1, 2016	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2016
Assets:
Estimated net inflows from investments in real estate	$7,285,671	$(3,414,502)	$666,451	$4,537,620
Estimated net outflows from development costs	(11,050,590)	6,294,269	1,227,871	(3,528,450)
	(3,764,919)	2,879,767	1,894,322	1,009,170
Liabilities:
Liquidation transaction costs	(15,595,331)	2,311,804	5,169,433	(8,114,094)
Corporate expenditures	(6,168,666)	2,263,755	(297,162)	(4,202,073)
	(21,763,997)	4,575,559	4,872,271	(12,316,167)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(25,528,916)	$7,455,326	$6,766,593	$(11,306,997)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

6.	Acquisitions
During the year ended December 31, 2016, the Company did not acquire any properties. During the year ended December 31, 2015, the Company acquired an ownership interest in one consolidated joint venture, which was developing the following property:

Property Name and Location	Date Acquired	Operator/Developer	Ownership Interest(1)	Land Contract Purchase Price (in millions)
Hampton Roads Suffolk, VA (the “Hampton Roads Property”)	4/30/2015	The Bainbridge Companies, LLC	90%	$5.2

FOOTNOTE:

(1)
The property was acquired through a joint venture with a third party. In the joint venture arrangement, the Company is the managing member and the joint venture partner or its affiliates manage the development, construction and certain day-to-day operations of the property subject to the Company’s oversight. Generally, distributions of operating cash flow will be distributed pro rata based on each member’s ownership interest. In addition, generally, proceeds from a capital event, such as a sale of the property or refinancing of the debt, will be distributed pro rata until the members of the joint venture receive the return of their invested capital and a specified minimum return thereon, and thereafter, the respective co-venture partner will receive a disproportionately higher share of any remaining proceeds at varying levels based on the Company having received certain minimum threshold returns.

7.	Variable Interest Entities
Prior to the adoption of the Liquidation Basis of Accounting and as of December 31, 2015, the Company had entered into twelve separate joint venture arrangements in connection with the development and ownership of its multifamily properties. In connection therewith, the Company determined that each of the joint ventures in which it had invested was a VIE. As a result of rights held under each of the respective agreements, the Company determined that it was the primary beneficiary of these VIEs and held controlling financial interest in the ventures due to the Company’s authority to direct the activities that most significantly impacted the economic performance of the entities, as well as its obligation to absorb the losses and its right to receive benefits from the ventures that could potentially be significant to the entity.
As a result, as of December 31, 2015 and through July 31, 2016, the transactions and accounts for the remaining twelve joint ventures determined to be VIEs were included in the accompanying consolidated financial statements for periods under the going concern basis. The creditors of the VIEs did not have general recourse to the Company.

8.	Real Estate Assets
As a result of adopting the Liquidation Basis of Accounting in August 2016, as of December 31, 2016, real estate assets were recorded at their estimated liquidation value, which represents the estimated gross amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution.

Prior to adopting Liquidation Basis of Accounting, and after reclassification of the four assets identified for held for sale during the seven months ended July 31, 2016 to real estate held for sale, real estate assets consisted of the following at December 31, 2015:

Operating real estate assets:
Land and land improvements	$43,162,156
Buildings and improvements	117,650,493
Furniture, fixtures and equipment	18,506,603
Less: accumulated depreciation	(3,959,949)
Operating real estate assets, net	175,359,303
Construction in process, including land	119,031,154
Total real estate, net	$294,390,457
For the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014, depreciation expense on the Company’s real estate assets was approximately $5.4 million, $10.4 million and $5.9 million, respectively.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

9.	Real Estate Held for Sale, Dispositions and Discontinued Operations
Liquidation Basis of Accounting
Effective with the Company's adoption of the Plan of Dissolution and adoption of the Liquidation Basis of Accounting on August 1, 2016, as discussed above in Note 3, "Summary of Significant Accounting Policies," all of the Company's real estate assets are considered held for sale.
During the period August 1, 2016 through December 31, 2016, the Company sold its wholly-owned Whitehall Property and the joint ventures owning the Aura Grand, Crescent Gateway and City Walk properties each sold its respective property. In connection with these transactions, the Company received gross sales proceeds of approximately $217.5 million which equaled the combined liquidation value of these four properties as of August 1, 2016. No disposition fee was payable to the Advisor on the sale of these four properties.
Pre Liquidation Basis of Accounting
Effective January 1, 2015, the Company adopted ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)" which impacted the Company's determination of which property disposals qualify as discontinued operations, as well as required disclosures about discontinued operations.
During the seven months ended July 31, 2016, the three joint ventures owning the Aura Castle Hills, Aura Grand and REALM Patterson Place properties each decided to pursue a potential sale of its respective property. The Company also decided to pursue the sale of its wholly owned Whitehall property, and as of such time, the Company reclassified the presentation of these four properties to held for sale at December 31, 2015 as follows:

Land and land improvements	$24,161,315
Buildings and improvements	101,121,049
Furniture, fixtures and equipment	8,722,188
Less: accumulated depreciation	(9,911,563)
Operating real estate held for sale	$124,092,989
Prior to adopting the Liquidation Basis of Accounting, in June 2016, the Company sold the Aura Castle Hills and REALM Patterson Place properties. No disposition fee was payable to the Advisor on the sale of these properties. In connection with the sale of the Aura Castle Hills and REALM Patterson Place properties, the Company received aggregate sales proceeds net of closing costs of approximately $110.0 million, resulting in aggregate gains of approximately $40.9 million, net of tax of approximately $0.1 million, for financial reporting purposes, which was included in income from continuing operations for the seven months ended July 31, 2016, in the accompanying consolidated statement of operations. Of the aggregate gains, net of tax, of approximately $40.9 million, approximately $18.5 million was allocable to common stockholders.
Through July 31, 2016, prior to adopting Liquidation Basis of Accounting, the Company accounted for the revenues and expenses related to the four properties classified as held for sale during 2016 as income from continuing operations because the disposition of these four properties on an individual basis would neither cause a strategic shift in the Company nor were they considered to have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08. However, the proposed dispositions of the four properties represented individually significant components. The Company recorded net income (loss) from continuing operations related to the four properties of approximately $43.1 million (including aggregate gain on sale of real estate, net of tax of approximately $40.9 million) for the seven months ended July 31, 2016, of which approximately $20.3 million (including aggregate gain on sale of real estate, net of tax, of approximately $18.5 million) was attributable to common stockholders.
During the year ended December 31, 2015, the Company sold its Long Point property (for which revenues, expenses and other items were included in income from discontinued operations) and also sold its three additional properties (collectively, the "Crescent Properties"). In connection with these transactions, the Company received aggregate sales proceeds net of closing costs of approximately $223.0 million resulting in aggregate gains, net of tax of approximately $88.6 million, of which approximately $61.2 million (net of tax of $1.2 million) was recorded in income from continuing operations and $27.4 million was recorded in income from discontinued operations in the accompanying consolidated statements of operations. Furthermore, of the aggregate gains, net of tax, of approximately $88.6 million, approximately $37.5 million was allocable to common stockholders. There was no disposition fee payable to the Advisor related to the sales of these four properties.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

9.	Real Estate Held for Sale, Dispositions and Discontinued Operations (continued)
The Company accounted for the revenues and expenses related to the Crescent Properties classified as held for sale as income from continuing operations because the disposition of these three properties on an individual basis would neither cause a strategic shift in the Company nor were they considered to have a major impact on the Company’s business. Therefore, they did not qualify as discontinued operations under ASU 2014-08. However, the dispositions of the Crescent Properties represented individually significant components. The Company recorded net income (loss) from continuing operations related to the Crescent Properties held for sale of approximately $61.7 million (including a gain on sale of real estate of approximately $61.2 million) for the year ended December 31, 2015, of which approximately $23.6 million was allocable to common stockholders.
Discontinued Operations (Prior to Liquidation Basis of Accounting)
As described above, during the year ended December 31, 2015, the Company sold its Long Point property. In addition, during the year ended December 31, 2014, the Company sold the Gwinnett Center, a three building office complex, and received net sales proceeds of approximately $15.0 million, resulting in a gain of approximately $1.2 million, which was included in income from discontinued operations for the year ended December 31, 2014 in the accompanying consolidated statements of operations. There was no disposition fee payable to the Advisor related to the sale of the Gwinnett Center.
The financial statements reflect the presentation of rental income, interest expense and other categories relating to the Long Point Property and Gwinnett Center from loss from continuing operations to income from discontinued operations for all periods presented in the accompanying consolidated statements of operations. In January 2015 and March 2014, the Company sold the Long Point Property and Gwinnett Center, respectively, and received sales proceeds net of closing costs of approximately $54.4 million and $15.0 million, respectively, resulting in a gain of approximately $27.4 million and $1.2 million, respectively, for financial reporting purposes, which were included in income from discontinued operations for the years ended December 31, 2015 and 2014, respectively, in the accompanying consolidated statements of operations. Of the $27.4 million and $1.2 million in gains recognized on the sale of the Long Point Property and Gwinnett Center, respectively, approximately $13.9 million and $1.2 million, respectively, were allocable to common stockholders.
There were no discontinued operations for the seven months ended July 31, 2016. The following is a summary of income (loss) from discontinued operations for the years ended December 31:

	2015	2014
Revenues	$190,068	$5,297,476
Expenses	(184,920)	(2,787,177)
Depreciation and amortization	—	(864,865)
Operating income	5,148	1,645,434
Fair value adjustments and other income (expense)	1	(104,333)
Interest expense, net of amounts capitalized	(44,274)	(349,508)
Loss on extinguishment of debt	(818,404)	(32,787)
Gain on sale of property	27,414,197	1,219,693
Total other income (expense)	26,551,520	733,065
Income from discontinued operations	$26,556,668	$2,378,499

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

10.	Indebtedness
The following table provides details of the Company’s indebtedness as of December 31, 2016 and 2015:

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)
	2016	2015(4)
Class A Multifamily:
Operating:
Remington Fairfield Mortgage Construction Loan	$19.7	$19.8	LIBOR plus 2.65%, adjusted monthly(1)	Monthly principal installments of $20,200 plus interest payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization.	9/24/17 (plus an additional 12-month extension)	$21.7
Premier at Spring Town Center Mortgage Construction Loan	31.1	30.4	LIBOR plus 2.25%, adjusted monthly(1)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization.	6/20/17 (plus an additional 18-month extension)	32.1
Oxford Square Property Construction Loan	35.2	30.0	LIBOR plus 2.50%, adjusted monthly(1)	Monthly interest only payments through the initial term, then principal and interest monthly installments calculated based on a 30-year amortization.	6/26/18 (plus an additional 12-month extension)	35.9
Aura at The Rim Property Construction Loan	27.7	21.6	LIBOR plus 2.25%, adjusted monthly(1)	Monthly interest only payments through the initial term. If extended, then principal installments of $29,200 plus interest until maturity.	4/17/17 (plus an additional 24-month extension)	27.7
Haywood Reserve Construction Loan	23.0	3.0	LIBOR plus 2.15%, adjusted monthly(1)	Monthly interest only payments throughout the initial term. If extended, then P&I monthly installments calculated based on a 30-year amortization and an assumed interest rate of 6.0% per annum.	4/15/18 (plus an additional 18-month extension)	25.0
Aura on Broadway Construction Loan	18.1	5.4	LIBOR plus 2.45%, adjusted monthly(1)	Monthly interest only payments through the initial term. If extended, then monthly principal installments of $19,241 plus interest until maturity.	12/12/17 (plus two additional 12-month extensions)	20.7
Bainbridge 3200 Property Construction Loan	24.3	4.3	LIBOR plus 2%, minimum 3% interest rate adjusted monthly(1)(2)	Monthly interest only payments through April 2018; principal due on maturity, including extension periods.	4/28/18 (plus two additional 12-month extensions)	25.3
Sold Properties:
Whitehall Property Mortgage Loan	(3)	28.2	(3)	(3)	(3)	(3)
Aura Castle Hills Property Mortgage Construction Loan	(3)	24.4	(3)	(3)	(3)	(3)
Aura Grand Property Mortgage Construction Loan	(3)	21.5	(3)	(3)	(3)	(3)
REALM Patterson Place Deed of Trust Construction Loan	(3)	26.6	(3)	(3)	(3)	(3)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

10.	Indebtedness (continued)

Property and Related Loan	Outstanding Principal Balance (in millions)		Interest Rate	Payment Terms	Maturity Date	Total Loan Capacity Amount (in millions)
	2016	2015(4)
City Walk Mortgage Construction Loan	(3)	30.4	(3)	(3)	(3)	(3)
Crescent Gateway Property Construction Loan	(3)	23.6	(3)	(3)	(3)	(3)
Subtotal	$179.1	$269.2				$188.4
Unamortized Loan Costs	(5)	(2.2)
Total	$179.1	$267.0
FOOTNOTES:

(1)	As of December 31, 2016, one month LIBOR was 0.77%.

(2)	The joint venture entered into a LIBOR based interest rate cap agreement to hedge against certain increases in the interest rate on this construction loan. See Note 11, “Derivatives.”

(3)	These properties sold during the year ended December 31, 2016. Upon the sale of each property, the Company repaid the corresponding debt.

(4)
As described in Note 3, "Summary of Significant Accounting Policies," on January 1, 2016 the Company adopted ASU 2015-03 which impacted the Company's presentation of loan costs under Going Concern Basis.

(5)
As described in Note 3, "Summary of Significant Accounting Policies," on August 1, 2016 the Company adopted the liquidation basis of accounting which requires the Company to record indebtedness at their contractual amounts.

The Company's real estate properties, which serve as collateral for each of their respective mortgage and construction loans, had a combined liquidation value of approximately $332.0 million as of December 31, 2016.
Maturities of indebtedness for the next five years and thereafter, in aggregate, assuming the terms of the loans are not extended, were as follows as of December 31, 2016:

2017	$96,616,221
2018	82,519,149
$179,135,370
Mortgage and construction loans are carried at their contractual amounts due as of December 31, 2016 under Liquidation Basis of Accounting. As of December 31, 2015, the Company had outstanding mortgage loans payable of $269.2 million. As of December 31, 2016 and 2015, the estimated fair market value of the Company's debt was approximately $178.3 million and $269.0 million, respectively.

11.	Derivatives
For all interest rate caps, management determined not to elect hedge accounting for financial reporting purposes. Prior to the adoption of the Liquidation Basis of Accounting, changes in the fair value of interest rate caps were recorded in fair value adjustments and other income (expense) in the accompanying consolidated statements of operations.
In March 2014, the Whitehall Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $28.2 million mortgage note secured by the Whitehall Property in connection with the refinancing described in Note 10, “Indebtedness.” The Whitehall Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 3.94% by obtaining a maximum interest rate cap through April 2017. During the year ended December 31, 2016, the Company sold the Whitehall Property and in connection therewith, it repaid the Whitehall Property mortgage loan and terminated the related interest rate cap agreement.
In September 2014, the Spring Town Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $18.5 million mortgage note secured by the Spring Town Property. The Spring Town Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases by obtaining a maximum interest rate cap. Through December 2015 the interest rate cap mitigated risk of future LIBOR above 1.0% and after December

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

11.	Derivatives (continued)
2015 through July 2016 the interest rate cap mitigated risk of future LIBOR above 1.9%. This interest rate cap terminated in July 2016.
In April 2015, the Hampton Roads Joint Venture entered into a LIBOR-based interest rate cap agreement to hedge the interest rate on the $25.3 million mortgage note secured by the Hampton Roads Property. The Hampton Roads Property Joint Venture entered into this agreement to mitigate the risk of future LIBOR interest rate increases above 1.0% by obtaining a maximum interest rate cap until March 2017.
Prior to the adoption of the Liquidation Basis of Accounting the fair value of the Company’s interest rate caps was determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each interest rate cap. This analysis reflected the contractual terms of the interest rate caps, including the period to maturity, and used observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.
Although the Company determined that the majority of the inputs used to value its derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate caps utilized Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and determined that the credit valuation adjustments on the overall valuation adjustments were not significant to the overall valuation of its interest rate caps. As a result, the Company determined that its interest rate cap valuation in its entirety was classified in Level 2 of the fair value hierarchy. Determining fair value required management to make certain estimates and judgments.
During the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014, the Company recognized unrealized losses of $0.02 million, $0.08 million and $0.1 million, respectively, in fair value adjustments and other income (expense) of the accompanying consolidated statements of operations due to changes in the fair value of the interest rate caps.

12.	Related Party Arrangements
The Company is externally advised and has no direct employees. Certain directors and officers hold similar positions with CNL Securities Corp., the managing dealer of the offerings and a wholly owned subsidiary of CNL (the “Managing Dealer”), the Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to the following fees:
Managing Dealer – The Managing Dealer received selling commissions and marketing support fees of up to 7% and 3%, respectively, of gross offering proceeds for shares sold through the close of the Company's Offerings in April 2014, excluding shares sold pursuant to the Company’s distribution reinvestment plan, all or a portion of which may was paid to participating broker dealers by the Managing Dealer.

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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

12.	Related Party Arrangements (continued)
the case of the sale of any asset other than real property or securities, 1% of the sales price of such asset, if the Advisor, its affiliates or related parties provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of one or more assets (including a sale of all of its assets or the sale of it or a portion thereof). The Company will not pay its Advisor a disposition fee in connection with the sale of investments that are securities; however, a disposition fee in the form of a usual and customary brokerage fee may be paid to an affiliate or related party of the Advisor if, such affiliate is properly licensed. No disposition fee was payable on any of the property sales completed in 2014, 2015 or 2016.
Under the advisory agreement and the Company’s articles of incorporation, the Advisor will be entitled to receive certain subordinated incentive fees upon (a) sales of assets and/or (b) a listing (which would also include the receipt by the Company’s stockholders of securities that are approved for trading on a national securities exchange in exchange for shares of the Company’s common stock as a result of a merger, share acquisition or similar transaction). However, if a listing occurs, the Advisor will not be entitled to receive an incentive fee on subsequent sales of assets. The incentive fees are calculated pursuant to formulas set forth in both the advisory agreement and the Company’s articles of incorporation. All incentive fees payable to the Advisor are subordinated to the return to investors of their invested capital plus a 6% cumulative, noncompounded annual return on their invested capital. Upon termination or non-renewal of the advisory agreement by the Advisor for good reason (as defined in the advisory agreement) or by the Company other than for cause (as defined in the advisory agreement), a listing or sale of assets after such termination or non-renewal will entitle the Advisor to receive a prorated portion of the applicable subordinated incentive fee. As a result of adopting Liquidation Basis of Accounting, as of December 31, 2016, the Company had accrued approximately $2.7 million in the liability of estimated costs in excess of estimated receipts during liquidation in the accompanying statement of net assets as an estimate of the subordinated incentive fee payable to the Advisor upon completion of the sale of the Company's remaining seven properties.
In addition, the Advisor or its affiliates may be entitled to receive fees that are usual and customary for comparable services in connection with the financing, development, construction or renovation of a property, subject to approval of the Company’s board of directors, including a majority of its independent directors.
Property Manager – Pursuant to a master property management agreement, the Property Manager may receive property management fees of 4.3% of gross revenues for the Company’s properties managed by the Property Manager and the Property Manager also received a property oversight fee of 0.2% of gross revenues (as defined by the master property management agreement) for oversight services over the entire portfolio of the Company’s properties. During each of the years ended December 31, 2016, 2015 and 2014, the Property Manager received property management fees of approximately $0.1 million.
CNL Capital Markets Corp. – CNL Capital Markets Corp., an affiliate of CNL, received fees for investor set up and annual maintenance for providing certain administrative services to the Company pursuant to a services agreement. These fees are presented in the table below in investor administrative service fees.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred the following fees and reimbursable expenses due to related parties, including the managing dealer of the Company’s offerings, which is an affiliate of the Company’s Advisor, its affiliates and other related parties:

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

12.	Related Party Arrangements (continued)

	Year End December 31,
	2016	2015	2014
Selling commissions(1)	$—	$—	$4,332,800
Marketing support fees(1)	—	—	1,869,583
	—	—	6,202,383
Reimbursable expenses:
Offering costs(1)	—	—	3,279,232
Investor administrative service fees(2)	135,000	135,000	135,000
All other operating and acquisition expenses(3)(4)	1,209,291	1,116,899	1,161,441
	1,344,291	1,251,899	4,575,673
Investment services fees(5)	74,434	609,370	2,623,446
Asset management fees(6)	3,211,129	3,343,893	2,390,738
Property management fees(7)	65,150	63,376	55,682
Financing coordination fee	—	—	282,150
	$4,695,004	$5,268,538	$16,130,072
FOOTNOTES:

(1)	Selling commissions, marketing support fees, and offering costs are included in stock issuance and offering costs in the consolidated statements of equity for each period presented.

(2)
Through the adoption of Liquidation Basis of Accounting, investor administrative service fees of approximately $78.8 thousand, $135.0 thousand and $125.9 thousand are included in general and administrative expenses in the accompanying consolidated statements of operations for the seven months ended July 31, 2016 and years ended December 31, 2015 and 2014, respectively. The remaining investor maintenance fees for the year ended December 31, 2014 are included in stock issuance and offering costs in the accompanying consolidated statement of equity.

(3)
Through the adoption of Liquidation Basis of Accounting, all other operating and acquisition expenses of $0.7 million, $1.1 million and $1.1 million are included in general and administrative expenses for the seven months ended July 31, 2016 and for the years ended December 31, 2015 and 2014, respectively. The remaining operating and acquisition expenses are recorded in acquisition fees and expenses, net of amounts capitalized, for all periods presented in the accompanying consolidated statements of operations.

(4)
Includes $0.05 million, $0.09 million and $0.07 million for reimbursable expenses to the Advisor for services provided to the Company for its executive officers during the years ended December 31, 2016, 2015 and 2014. The reimbursable expenses include components of salaries, benefits and other overhead charges.

(5)	For the seven months ended July 31, 2016 and for the years ended December 31, 2015 and 2014, all of the investment services fees were capitalized as part of the cost of development properties.

(6)
For the seven months ended July 31, 2016 and for the years ended December 31, 2015 and 2014, approximately $2.0 million, $3.3 million and $2.4 million, respectively, of asset management fees were incurred, of which approximately $0.4 million, $1.0 million and $1.0 million, respectively, were capitalized as part of the cost of development properties. Asset management fees, net of amounts capitalized, are included in asset management fees in the accompanying consolidated statements of operations. In addition, asset management fees related to Gwinnett Center and the Long Point Property, included in the amounts above, are included in income (loss) from discontinued operations for the years ended December 31, 2015 and 2014 presented in the accompanying consolidated statements of operations.

(7)
Property management fees included in the amounts above related to the Gwinnett Center and Long Point Property are included in income (loss) from discontinued operations for the years ended December 31, 2015 and 2014 presented in the accompanying consolidated statements of operations.

Amounts due to related parties for fees and reimbursable costs and expenses described above were as follows as of December 31:

	2016	2015
Due to Property Manager:
Property management fees	$15,049	$16,326
Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,797,560	1,634,462
	$1,812,609	$1,650,788

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

12.	Related Party Arrangements (continued)
The Company incurs operating expenses which, in general, are expenses relating to its administration on an ongoing basis. Pursuant to the Company's advisory agreement, the Advisor will reimburse the Company the amount by which the total operating expenses paid or incurred by the Company exceed, in any four consecutive fiscal quarters (the “Expense Year”), the greater of 2% of average invested assets or 25% of net income (as defined in the advisory agreement) (the “Limitation”), unless a majority of the Company's independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Operating expenses did not exceed the Limitation for the Expense Years 2016, 2015 and 2014.
Transactions with Other Related Parties – During the year ended December 31, 2013, an executive officer of CNL joined the board of directors of Crescent Communities, LLC, formerly Crescent Resources, LLC (“Crescent”), a joint venture partner of the Company with four of its multifamily development projects, all of which were sold as of December 31, 2016. From August 2014 to August 2016, this executive officer served the Company and the Company’s Advisor in various officer or director roles. In connection with the development of such projects, each consolidated joint venture agreed to pay Crescent or its affiliates development fees based on a percent of the development costs of the applicable projects. During the seven months ended July 31, 2016 and the year ended December 31, 2015, approximately $0.04 million and $0.7 million, respectively, in development fees were incurred and were included as part of the cost of the applicable development projects. There were no fees paid to Crescent or its affiliates for development fees after July 31, 2016.
Additionally, during the years ended December 31, 2016 and 2015, one and three joint ventures, respectively, with which Crescent was a joint venture partner completed the sale of the respective properties held by the joint ventures. In connection therewith, Crescent received a disproportionately higher share of net sales proceeds of approximately $9.1 million and $45.0 million during 2016 and 2015, respectively, which included a return of their invested capital in the joint ventures, in accordance with the respective joint venture agreements based on the Company having received certain minimum threshold returns. We sold the last of the Crescent joint venture properties in December 2016, and Crescent is no longer a joint venture partner of the Company.
In connection with the adoption of the liquidation basis of accounting, the Company accrues costs it expects to incur through the end of the liquidation as a liability for estimated costs in excess of estimated receipts during liquidation. As of December 31, 2016, the Company has accrued estimated future asset management fees of approximately $0.9 million, property management fees of approximately $0.02 million, reimbursement of operating expenses of $0.9 million, and a subordinated incentive fee of approximately $2.7 million.

13.	Stockholders’ Equity
Public Offering – Through the close of the Company’s Offerings on April 11, 2014, the Company had received aggregate offering proceeds of approximately $208.3 million.
Stock Issuance and Offering Costs – Through the close of the Company’s Offerings on April 11, 2014, the Company incurred costs in connection with the offering and issuance of shares, including selling commissions, marketing support fees, filing fees, legal, accounting, printing and due diligence expense reimbursements, which were recorded as stock issuance and offering costs and deducted from stockholders’ equity. In accordance with the Company’s articles of incorporation, the total amount of selling commissions, marketing support fees, and other organizational and offering costs paid by the Company did not exceed 15% of the aggregate gross offering proceeds. Offering costs were funded by the Advisor and subsequently reimbursed by the Company subject to this limitation. For the year ended December 31, 2014, the Company incurred approximately $9.5 million in stock issuance and other offering costs. The Company did not incur any stock issuance and other offering costs during the years ended December 31, 2016 and 2015.

Stock Distributions – On June 24, 2010, the Company’s board of directors authorized a daily stock distribution equal to $0.000219178 of a share of common stock on each outstanding share of common stock (which was equal to an annualized distribution rate of 0.08 of a share based on a 365-day calendar year), payable to all common stockholders of record as of the close of business on each day. Distributions pursuant to this policy began on July 1, 2010. Effective October 1, 2012, the Company’s board of directors authorized the declaration of a monthly stock distribution of $0.006666667 of a share of common stock on each outstanding share of common stock (which represented an annualized distribution rate of 0.08 of a share based on a calendar year), payable to all common stockholders of record as of the close of business on the first day of each month and distributed quarterly until the policy was terminated or amended by the board.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

13.	Stockholders’ Equity (continued)
The Company’s board approved the termination of the stock distribution policy effective as of October 1, 2014 because the board believed that additional stock distributions no longer provided an economic benefit, and believed that stock distributions were not in the best interests of its existing stockholders. As a result, the Company did not declare any further stock distributions effective October 1, 2014. During the year ended December 31, 2014, the Company declared 1,187,388 shares of common stock as stock distributions. These distributions of new common shares were not taxable to the recipient stockholders when received.
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
For the year ended December 31, 2015, approximately 6.1%, 47.4% and 46.5% of the cash distributions paid to stockholders were considered taxable as ordinary income, capital gain and return of capital, respectively, for federal income tax purposes. Of the 47.4% treated as capital gain, approximately 6.4% was taxed as 1250 unrecaptured gain. No amounts distributed to stockholders for the year ended December 31, 2015 were required to be or have been treated as return of capital for purposes of calculating the stockholders’ return on their invested capital as described in the Company’s advisory agreement.
No special cash distributions were declared during the seven months ended July 31, 2016.
Liquidating Distributions – Subsequent to the adoption of Liquidation Basis of Accounting, in August 2016 and December 2016, the Company's board of directors declared liquidating distributions in the amount $2.35 and $2.30, respectively, per share of common stock (the "Liquidating Distributions"). The Liquidating Distributions totaling approximately $104.7 million were paid in cash and were funded from the proceeds of assets sales in 2016.
The Liquidating Distributions paid to stockholders were considered liquidating distributions for federal income tax purposes. The liquidating distributions will be applied to reduce a stockholders' basis but not below zero. The amount of distributions in excess of a stockholders' basis will be considered a gain which should be recognized in the year the distribution is received.
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

14.	Commitments and Contingencies
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

15.	Concentration of Credit Risk
As of December 31, 2016, all of the Company’s properties were located in the southeastern and sunbelt regions of the United States, including three properties in Texas.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

16.	Income Tax
Post Plan of Dissolution
Effective with the Company's adoption of the Plan of Dissolution and adoption of the Liquidation Basis of Accounting on August 1, 2016, as discussed above in Note 3, "Summary of Significant Accounting Policies," the Company accrued estimated future income taxes expected to be incurred through the end of liquidation. During the period August 1, 2016 through December 31, 2016, the Company incurred income taxes of approximately $0.2 million.
The Company had net operating loss carry-forwards for state income tax purposes of approximately $9.9 million as of December 31, 2016 to offset future taxable income. The net operating loss carry-forwards are set to expire beginning in 2030.
Pre Plan of Dissolution
The provision for income tax expense from continuing operations was approximately $0.15 million, $0.09 million and $0.04 million for the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014, respectively.
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
A reconciliation of the income tax (benefit) expense computed at the statutory federal tax rate on income from continuing operations before income taxes and income taxes allocable to non-controlling interests is as follows:

	Seven Months Ended July 31,	Year End December 31,
	2016	2015	2014
Tax (benefit)/expense computed at federal statutory rate	$12,464,758	$(2,106,269)	$(1,896,968)
Impact of REIT election	(12,464,758)	2,106,269	1,896,968
State income tax expense	151,217	89,192	42,696
Income tax expense	$151,217	$89,192	$42,696

17.	Selected Quarterly Financial Data (Unaudited)
The following table presents selected unaudited quarterly financial data for the seven months ended July 31, 2016 and year ended December 31, 2015:

2016 Quarters (Going Concern Basis)	March 31	June 30	July 31 (1)	Seven Months
Revenues from continuing operations	$8,688,075	$9,621,726	$2,893,005	$21,202,806
Net loss before gain on sale of real estate	$(1,738,574)	$(2,865,961)	$(850,631)	$(5,455,166)
Gain on sale of real estate, net of tax	—	40,917,543	—	40,917,543
Net (loss) income including noncontrolling interests	(1,738,574)	38,051,582	(850,631)	35,462,377
Net loss (income) from continuing operations attributable to noncontrolling interests	134,055	(22,214,709)	148,792	(21,931,862)
Net (loss) income attributable to common stockholders	$(1,604,519)	$15,836,873	$(701,839)	$13,530,515
Net (loss) income per share of common stock (basic and diluted):
Continuing operations	$(0.07)	$0.70	$(0.03)	$0.60
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	22,526,171
FOOTNOTE:

(1)	Represents the one month ended July 31, 2016.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

17.	Selected Quarterly Financial Data (Unaudited) (continued)

2015 Quarters (Going Concern Basis)	March 31	June 30	September 30	December 31	Year
Revenues from continuing operations	$6,388,375	$7,853,753	$9,975,539	$8,729,414	$32,947,081
Loss from continuing operations	$(2,645,727)	$(1,128,613)	$(628,840)	$(1,703,624)	$(6,106,804)
Income from discontinued operations	26,065,668	—	491,000	—	26,556,668
Net income (loss) before gains on sale of real estate and easement	23,419,941	(1,128,613)	(137,840)	(1,703,624)	20,449,864
Gain on sale of real estate, net of tax	—	—	18,158,938	43,049,257	61,208,195
Gain on sale of easement	—	603,400	—	—	603,400
Net income (loss) including noncontrolling interests	23,419,941	(525,213)	18,021,098	41,345,633	82,261,459
Net loss (income) from continuing operations attributable to noncontrolling interests	357,450	(99,043)	(11,737,771)	(26,419,979)	(37,899,343)
Net income from discontinued operations attributable to non-controlling interests	(13,459,486)	—	—	—	(13,459,486)
Net income (loss) attributable to common stockholders	$10,317,905	$(624,256)	$6,283,327	$14,925,654	$30,902,630
Net (loss) income per share of common stock (basic and diluted):
Continuing operations	$(0.10)	$(0.03)	$0.26	$0.66	$0.79
Discontinued operations	$0.56	$—	$0.02	$—	$0.58
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171	22,526,171	22,526,171	22,526,171

18.	Subsequent Events

In February 2017, the Company completed the sale of the Oxford Square property for gross sales proceeds of approximately $65.7 million, which equaled the property's liquidation value as of December 31, 2016. No disposition fee was payable to the Advisor on the sale of the Oxford Square property.

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
Based on management’s assessment, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework (2013).
Pursuant to rules established by the Securities and Exchange Commission, this annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control over Financial Reporting
In connection with the adoption of the Liquidation Basis of Accounting as of August 1, 2016, certain of our internal controls over financial reporting became no longer relevant, primarily relating to asset impairments, and we adopted additional internal controls over financial reporting, primarily with respect to the calculation of our net asset value for liquidation accounting purposes.

9B.	Other Information
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our directors and executive officers as of March 10, 2017 were as follows:

Name	Age	Position
Thomas K. Sittema	58	Chairman of the Board and Director
Stephen P. Elker	65	Independent Director
James P. Dietz	52	Independent Director
Stephen H. Mauldin	48	Chief Executive Officer and President
Tammy J. Tipton	56	Chief Financial Officer and Treasurer
Scott C. Hall	52	Senior Vice President of Operations
Holly J. Greer	45	General Counsel, Senior Vice President and Secretary
Ixchell C. Duarte	50	Senior Vice President and Chief Accounting Officer
John F. Starr	42	Chief Portfolio Management Officer
Thomas K. Sittema. Chairman of the Board and Director. Mr. Sittema has served as chairman of the board of directors since August 2016 and served as chief executive officer from September 2014 to August 2016, and president from September 2014 to March 2016. Mr. Sittema has also served as chief executive officer and president of our advisor since September 2014. Mr. Sittema has also served as chief executive officer of CNL Healthcare Properties, Inc. from September 2011 to April 2012 and has served as chief executive officer of its advisor since September 2011. He also has served as chairman of the board of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since November 2015, and as a director since its inception on July 10, 2015 and as chief executive officer of its advisor since its inception on July 9, 2015.  Mr. Sittema has also served as vice chairman of the board of directors and a director of CNL Lifestyle Properties, Inc. since April 2012. He served as chief executive officer of CNL Lifestyle Properties, Inc. from September 2011 to April 2012 and has served as chief executive officer of its advisor since September 2011. He served as chief executive officer and president of Global Income Trust, Inc., another public, non-traded REIT, from September 2014 until its dissolution in December 2015, and served as chief executive officer and president of its advisor, CNL Global Income Advisors, LLC until December 2016. Mr. Sittema has served as chief executive officer of CNL Financial Group, Inc. (January 2011 to present) and as president (August 2013 to present), and previously served as vice president (February 2010 to January 2011). He has also served as chief executive officer and president of CNL Financial Group, LLC, (“CNL”), the Company’s sponsor (the “Sponsor”), since August 2013.  Mr. Sittema also serves as chairman of the board and a director of Corporate Capital Trust, Inc., a non-diversified, closed-end management investment company that has elected to be regulated as a business development company since October 2010. Mr. Sittema has also served as Corporate Capital Trust, Inc.’s chief executive officer since September 1, 2014. Mr. Sittema has served as a trustee and chief executive officer of Corporate Capital Trust II, a non-traded business development company, since August 2014.  Mr. Sittema holds various other offices with other CNL affiliates. Mr. Sittema has served in various roles with Bank of America Corporation and predecessors, including NationsBank, NCNB and affiliate successors (1982 to October 2009).  While at Bank of America Corporation Merrill Lynch, he served as managing director of real estate, gaming, and lodging investment banking. Mr. Sittema joined the real estate investment banking division of Banc of America Securities at its formation in 1994 and initially assisted in the establishment and build-out of the company’s securitization/permanent loan programs. He also assumed a corporate finance role with the responsibility for mergers and acquisitions, or M&A, advisory and equity and debt capital raising for his client base. Throughout his career, Mr. Sittema has led numerous M&A transactions, equity offerings and debt transactions including high grade and high-yield offerings, commercial paper and commercial mortgage-backed security conduit originations and loan syndications. Mr. Sittema is a member, since February 2013, of the board of directors of Crescent Holdings, LLC. Mr. Sittema served as chairman of the Investment Program Association in 2016. Mr. Sittema received his B.A. in business administration from Dordt College, and an M.B.A. with a concentration in finance from Indiana University.
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
James P. Dietz. Independent Director. Mr. Dietz has served as an Independent Director since September 1, 2014. He served as an independent director of Global Income Trust, Inc. from November 2009 until its dissolution in December 2015. Mr. Dietz provides CFO services to certain private companies on a contractual basis. During 2016, he was a partner in a national CFO services organization. From November 2014 to January 2016, Mr. Dietz served as a consulting chief financial officer for Integral Health Plan, Inc. Mr. Dietz served as executive vice president, chief financial officer and secretary of Health Insurance Innovations, Inc. (NASDAQ: HIIQ), a developer and administrator of web-based individual health insurance plans and ancillary products from November 2013 to August 2014. Mr. Dietz previously served Health Insurance Innovations as its senior vice president of finance and business development from April to November 2013, and as a consultant during March and April 2013. Mr. Dietz served as president and chief executive officer of NanoScale Corporation, a non-public manufacturer of specialty materials, from May 2012 until December 2012, in connection with that company’s turnaround efforts. Prior to joining NanoScale, Mr. Dietz served as chief financial officer from July 2011 to April 2012, and served as vice president of finance and accounting from May 2010 to July 2011 for Parabel, Inc. (formerly known as PetroAlgae Inc.) (OTCQB:PALG), a provider of technology and solutions that utilize biomass derived from micro-crops. From January 2008 through April 2010, Mr. Dietz served as chief financial officer of companies engaged in start-up or turn-around efforts in the real estate industry, including positions as chief financial officer of U.S. Capital Holdings, LLC, an international private equity investor and developer, from May 2009 to April 2010, vice president of finance and business development of PACT, LLC, a real estate development company, from May 2008 to May 2009, and chief financial officer of American Leisure Group, a real estate investor and timeshare developer, from January 2008 to April 2008. From 1995 until December 2007, Mr. Dietz served as chief financial officer of residential community developer, WCI Communities, Inc. (NYSE: WCI), and various predecessor firms. From 1993 to 1995, Mr. Dietz managed asset-backed financing originations for GTE Leasing Corporation (a subsidiary of GTE, a predecessor to Verizon Communications). He began his professional career with Arthur Andersen & Co where he worked for six years in positions of increasing seniority. Mr. Dietz earned a B.A. in accounting and economics from the University of South Florida in 1986. Mr. Dietz is a certified public accountant.
Stephen H. Mauldin, President and Chief Executive Officer. Mr. Mauldin has served as our president since March 2016 and as chief executive officer since August 2016. Mr. Mauldin has served as vice chairman of the board of directors and director of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since November 2015 and as chief executive officer and president since July 2015. He has served as a manager, chief operating officer and president of its advisor since July 2015. He also has served as president of each of CNL Healthcare Properties, Inc., a public, non‑traded REIT, and its advisor since September 2011, chief executive officer of CNL Healthcare Properties, Inc. (since April 2012) and chief operating officer of each of CNL Healthcare Properties, Inc. (September 2011 to April 2012) and its advisor (September 2011 to present). Mr. Mauldin has also served as president since September 2011 of each of CNL Lifestyle Properties, Inc., a public-non-traded REIT, and its advisor, CNL Lifestyle Advisor Corporation, chief executive officer of CNL Lifestyle Properties, Inc. (since April 2012), and was the chief operating officer of each of CNL Lifestyle Properties, Inc. (September 2011 to April 2012) and its advisor (September 2011 to present).
Prior to joining us, Mr. Mauldin most recently served as a consultant to Crosland, LLC, a privately held real estate development and asset management company headquartered in Charlotte, North Carolina, from March 2011 through August 2011. He previously served as their chief executive officer, president and a member of their board of directors from July 2010 until March 2011. Mr. Mauldin originally joined Crosland, LLC in 2006 and served as its chief financial officer from July 2009 to July 2010 and as president of Crosland’s mixed-use and multi-used development division prior to his appointment as chief financial officer. Prior to joining Crosland, LLC, from 1998 to June 2006, Mr. Mauldin was a co-founder and served as a partner of Crutchfield Capital, LLC, a privately held investment and operating company with a focus on small and medium-sized companies in the southeastern United States. From 1996 to 1998, Mr. Mauldin held various positions in the capital markets group and the office of the chairman of Security Capital Group, Inc., which prior to its sale in 2002, owned controlling interests in 18 public and private real estate operating companies (eight of which were NYSE-listed) with a total market capitalization of over $26 billion. Mr. Mauldin graduated with a B.S. in finance from the University of Tampa and received an M.B.A. with majors in real estate, finance, managerial economics and accounting/information systems from the J.L. Kellogg Graduate School of Management at Northwestern University.
Tammy J. Tipton. Chief Financial Officer and Treasurer. Ms. Tipton has served as our chief financial officer and treasurer since September 2014. She served as chief financial officer and treasurer of Global Income Trust, Inc., another public, non-traded REIT, from September 2014 until its dissolution in December 2015. She has served as chief financial officer, senior vice president and treasurer of CHP II Advisors, LLC, since its inception on July 9, 2015, the advisor to CNL Healthcare Properties II, Inc., a public, non-traded REIT. Ms. Tipton has served as chief financial officer and treasurer of CNL Lifestyle Properties, Inc., a public, non-traded REIT, since May 2015, and has served as chief financial officer since March 2014 and as senior vice president since May 2015 of its advisor. She has served as senior vice president since October 2011 and group financial officer since January 2014 of CNL Financial Group Investment Management, LLC where she oversees the strategic finance, accounting, reporting, budgeting, payroll and purchasing functions for CNL Financial Group, Inc. (“CNL”) and its affiliates.  Ms. Tipton also holds various other offices with other CNL affiliates. She previously served as senior vice president of CNL from 2002 to December 2011. Ms. Tipton has served in various other financial roles since joining CNL in 1987.  These roles include regulatory reporting for 20 public entities and the accounting, reporting and servicing for approximately 30 public and private real estate programs.  Ms. Tipton earned a B. S. in accounting from the University of Central Florida.  She is also a certified public accountant.
Scott C. Hall. Senior Vice President of Operations. Mr. Hall has served as the Company’s senior vice president of operations since December 2012. Mr. Hall served as senior vice president of operations for Global Income Trust, Inc. from December 2012 until its dissolution in December 2015. He also served as senior vice president of its advisor from March 2013 until its dissolution in December 2016. Prior to his appointment as senior vice president of operations, he served from May 2011 to December 2012 as a consultant to the Advisor and to the advisors of other CNL affiliates, including Global Income Trust, Inc., CNL Lifestyle Properties, Inc., CNL Healthcare Properties, Inc., each a public, non-traded REIT, and Corporate Capital Trust, Inc., a public, non-traded business development company. From September 2005 to February 2010, Mr. Hall was senior vice president and led the Florida office of The Pizzuti Companies, a nationally recognized real estate investor and developer based in Columbus, Ohio. He also held various positions with a number of CNL affiliates from May 2002 to September 2005. Previously, from 1995 to 2001, Mr. Hall was an associate at Lake Nona, a 7,000-acre mixed-use real estate development in Orlando, Florida, owned by Tavistock Group, an international private investment company. Mr. Hall earned a B.A. in English from Ohio Wesleyan University, and an M.B.A. with honors from Rollins College.
Holly J. Greer. General Counsel, Senior Vice President and Secretary. Ms. Greer has served as the Company’s general counsel, senior vice president and secretary since August 2011. Ms. Greer has also served as senior vice president and secretary of the Company’s Advisor since August 2011. Ms. Greer served as general counsel, senior vice president and secretary of Global Income Trust, Inc., a public, non-traded REIT from August 2011 until its dissolution in December 2015. She has also served as senior vice president and secretary of its advisor since August 2011. Ms. Greer served as associate general counsel and vice president of CNL Healthcare Properties, Inc., a public, non-traded REIT, from inception in June 2010 until March 2011, and has served as general counsel, senior vice president and secretary since March 2011. Ms. Greer also served as associate general counsel and vice president of its advisor (June 2010 until April 2011), served as senior vice president, legal affairs (April 2011 until November 2013) and has served as senior vice president since November 2013. Ms. Greer also served as general counsel and secretary of CNL Healthcare Properties II, Inc., a public, non-traded REIT from January 2016 to August 2016, and has served as senior vice president since January 2016. Ms. Greer has served as senior vice president and secretary of its advisor since July 2015. Ms. Greer joined CNL Lifestyle Properties, Inc., a public, non-traded REIT, in August 2006, where she initially served as acquisition counsel for its former advisor, CNL Lifestyle Company, LLC, until April 2007. From April 2007 until November 2009, Ms. Greer served as counsel to CNL Lifestyle Properties, Inc. and its former advisor, overseeing real estate and general corporate legal matters. Ms. Greer served as associate general counsel (January 2010 until March 2011) and vice president (December 2009 until March 2011) of CNL Lifestyle Properties, Inc. and served as associate general counsel and vice president of its former advisor from January 2010 until April 2011. Effective March 2011, Ms. Greer has served as general counsel, senior vice president and secretary of CNL Lifestyle Properties, Inc. From April 2011 to November 2013, she served as senior vice president, legal affairs of CNL Lifestyle Advisor Corporation, its current advisor, and effective November 2013 she serves as senior vice president. Prior to joining CNL Lifestyle Properties, Ms. Greer spent seven years in private legal practice, primarily at the law firm of Lowndes, Drosdick, Doster, Kantor & Reed, P.A., in Orlando, Florida. Ms. Greer is licensed to practice law in Florida and is a member of the Florida Bar Association and the Association of Corporate Counsel. She received a B.S. in communications and political science from Florida State University and her J.D. from the University of Florida.
Ixchell C. Duarte. Senior Vice President and Chief Accounting Officer. Ms. Duarte has served as a senior vice president and the Company’s chief accounting officer since June 2012, and has served as a senior vice president of the Company’s Advisor since November 2013. She also served as a senior vice president and chief accounting officer of Global Income Trust, Inc. from June 2012 until its dissolution in December 2015, and has served as senior vice president of its advisor since November 2013. Ms. Duarte has also served as a senior vice president and chief accounting officer of CNL Healthcare Properties, Inc., a public, non-traded REIT, since March 2012, and was previously a vice president from February 2012 to March 2012. She also has served as senior vice president and chief accounting officer of its advisor since November 2013. Ms. Duarte has served as senior vice president and chief accounting officer since March 2012 of CNL Lifestyle Properties, Inc., a public, non-traded REIT, and was previously a vice president from February 2012 to March 2012. She also has served as a senior vice president of its advisor since November 2013. Ms. Duarte has served as chief accounting officer and senior vice president of CNL Healthcare Properties II, Inc., a public, non-traded REIT, since January 2016 and as senior vice president and chief accounting officer of its advisor, CHP II Advisors, LLC, since July 2015. Ms. Duarte served as controller at GE Capital, Franchise Finance, from February 2007 through January 2012 as a result of GE Capital’s acquisition of Trustreet, a publicly traded REIT. Prior to that, Ms. Duarte served as senior vice president and chief accounting officer of Trustreet and served as senior vice president and controller of its predecessor CNL companies (2002 to February 2007). Ms. Duarte also served as senior vice president, chief financial officer, secretary and treasurer of CNL Restaurant Investments, Inc. (2000 to 2002) and as a director of accounting and then vice president and controller of CNL

Fund Advisors, Inc. and other CNL affiliates (1995 to 2000). Prior to that, Ms. Duarte served as an audit senior and then as audit manager in the Orlando, Florida office of Coopers & Lybrand where she serviced several CNL entities (1990 to 1995), and as audit staff in the New York office of KPMG (1988 to 1990). She received a B.S. in accounting from the Wharton School of the University of Pennsylvania. Ms. Duarte is a certified public accountant.
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
Board Independence
For the year ended December 31, 2016, each of James Dietz and Stephen P. Elker served as independent directors. Although our shares are not listed on the New York Stock Exchange, we apply the exchange’s standards of independence to our own outside directors and for the year ended December 31, 2016, each of Messrs. Elker and Dietz met the definition of “independent” under Section 303A.02 of the New York Stock Exchange listing standards.
Committees of the Board of Directors
The Company has a standing Audit Committee, the members of which are selected by the board of directors each year. During 2016, the Audit Committee was comprised of Stephen P. Elker and James P. Dietz, each of whom was determined to be “independent” under the listing standards of the New York Stock Exchange referenced above. The Audit Committee operates under a written charter adopted by the board. A copy of the Audit Committee charter is posted on the Company’s website at http://CNLGrowthProperties.com/corporate-governance.stml. The Audit Committee assists the board by providing oversight responsibilities relating to:
•The integrity of financial reporting;
•The independence, qualifications and performance of the Company’s independent auditors;
•The systems of internal controls;
•The performance of the Company’s internal audit function;
•Compliance with management’s audit, accounting and financial reporting policies and procedures; and
•Company risk management.
In addition, the Audit Committee engages and is responsible for the compensation and oversight of the Company’s independent auditors and internal auditors. In performing these functions, the Audit Committee meets periodically with the independent auditors, management and internal auditors (including private sessions) to review the results of their work. During the year ended December 31, 2016, the Audit Committee met four times with the Company’s independent auditors, internal auditors and management to discuss the annual and quarterly financial reports prior to filing them with the Commission. The Audit Committee has determined that Mr. Elker, the Chairman of the Audit Committee and an Independent Director, is an “audit committee financial expert” under the rules and regulations of the Commission for purposes of Section 407 of the Sarbanes-Oxley Act of 2002.
Currently, we do not have a nominating committee, and therefore, do not have a nominating committee charter. Our board is of the view that it is not necessary to have a nominating committee at this time because the board is composed of only three members, including two “independent directors” (as defined under the New York Stock Exchange listing standards), and each director is responsible for identifying and recommending qualified board candidates. The board does not have a formal policy regarding diversity. The board considers many factors with regard to each candidate, including judgment, integrity, diversity, prior professional experience, background, the interplay of the candidate’s experience with the experience of other board members, the extent to which the candidate would be desirable as a member of the audit committee, and the candidate’s willingness to devote substantial time and effort to board responsibilities.
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
Our board has formed a valuation committee comprised of our independent directors who are responsible for the oversight of the determination of the net asset value per share of the Company’s stock. The valuations are based on certain recommendations and methodologies recommended by the Investment Program Association Practice Guideline, a trade association for non-listed direct investment vehicles (the “IPA”), as set forth in IPA Practice Guideline 2013-01 “Valuations of Publicly Registered Non-Listed REITs” (“IPA Practice Guideline”). The board and the valuation committee approve independent third-party firms to provide real estate appraisals or valuation services.
With the completion of our Offering in April 2014, our Advisor began to explore possible liquidity options for us. Our board formed a special committee comprised of our independent directors. In 2016, the Company continued its liquidation event process and obtained stockholder approval of the Plan of Dissolution on August 4, 2016. Along with our leasing and management partners, we continue to actively manage our remaining communities and our Company to optimize performance and maximize value. Although the Company is not obligated to enter into any particular liquidity transaction, we anticipate it will take between 12 to 24 months from the stockholders’ approval of the plan of dissolution to complete liquidation and wind-up the Company. However, there is no specific date by which a final liquidity event must occur, and there is no assurance a transaction will occur in the near term, or that the process will result in complete stockholder liquidity.
Corporate Governance
The board has adopted corporate governance policies and procedures that the board believes are in the best interest of the Company and its stockholders, as well as, compliant with the Sarbanes-Oxley Act of 2002 and the Commission’s rules and regulations. In particular

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

We do not have any stockholders who own more than 10% of our outstanding common stock. We believe, based upon a review of our records and reports filed with the Commission with respect to 2016 that our Reporting Persons complied with all Section 16(a) filing requirements during 2016.

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
The Board reviewed and discussed with management the Compensation Discussion and Analysis set forth below in this Proxy Statement (“CD&A”). Based on the board of director's review of the CD&A and the board of director's discussions of the CD&A with management, the board of director approved including the CD&A in this proxy statement, and the Company’s 2016 Annual Report on Form 10-K for filing with the Commission.
The Board of Directors:
Thomas K. Sittema
Stephen P. Elker
James P. Dietz
Compensation Discussion and Analysis
The Company has no employees and all of its executive officers are officers of the Advisor and/or one or more of the Advisor’s affiliates and are compensated by those entities, in part, for their service rendered to the Company. The Company does not separately compensate its executive officers for their service as officers. The Company did not pay any annual salary or bonus or long-term compensation to its executive officers for services rendered in all capacities to the Company during the year ended December 31, 2016. See “Certain Relationships and Related Transactions” for a description of the fees paid and expenses reimbursed to the Advisor and its affiliates.
If the Company determines to compensate named executive officers in the future, the Board will review all forms of compensation and approve all stock option grants, warrants, stock appreciation rights and other current or deferred compensation payable with respect to the current or future value of the Company’s shares.
Compensation of Independent Directors
During the year ended December 31, 2016, each Independent Director received a $30,000 annual fee for services, as well as, $2,000 per Board meeting attended whether they participated by telephone or in person. Each Independent Director serving on the Audit Committee, Valuation Committee or special committee received $2,000 per committee meeting attended whether they participated by telephone or in person. The Audit Committee Chair received an annual retainer of $10,000 in addition to Audit Committee meeting fees and fees for meeting with the independent accountants as a representative of the Audit Committee. No additional compensation is paid for attending annual stockholder meetings.
The following table sets forth the compensation earned or paid to the Company’s directors during the year ended December 31, 2016 for their service on the Board, the Audit Committee and the Valuation Committee (where applicable):

Name	Fees Earned or Paid in Cash
James M. Seneff, Jr.(1)	None
Stephen P. Elker	$68,000
James P. Dietz	$58,000
Thomas K. Sittema	None
FOOTNOTE:

(1)	Mr. Seneff did not stand for reelection at the annual meeting on August 4, 2016 and thus, his term as director ended on that date.

Currently, we do not have a compensation committee because we do not have any employees and do not separately compensate our executive officers for their services as officers. For additional information, see Item 10. “Directors, Executive Officers and Corporate Governance – Committees of the Board of Directors.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of March 10, 2017, the number and percentage of outstanding shares beneficially owned by all persons known by the Company to own beneficially more than 5% of its common stock, by each director and nominee, by each executive officer and by all executive officers and directors as a group, based upon information furnished by such stockholders, directors and officers. Fractional shares are rounded to the nearest whole number. Except as noted below, the address of the named officers and directors is CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida 32801.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares
James M. Seneff, Jr. (1)	12,495	*
Stephen P. Elker	—	—
James P. Dietz	—	—
Thomas K. Sittema	38,311	*
Stephen H. Mauldin	—	—
Tammy J. Tipton	—	—
Holly J. Greer	604	*
Ixchell C. Duarte	—	—
Scott C. Hall	555	*
John F. Starr	785	*
All directors and executive officers as a group (10 persons)	52,750	*

FOOTNOTES:

*	Represents less than 1% of the outstanding shares of the Company’s common stock.
(1)
This number represents shares attributed to Mr. Seneff as a result of his control of the Advisor and CNL Financial Group, LLC. The Advisor is a subsidiary of an affiliate of CNL Financial Group, LLC. Mr. Seneff beneficially owns the Advisor through his ownership of CNL Financial Group, LLC.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company is externally advised and has no direct employees. Mr. Thomas K. Sittema (Chairman of the Board), Mr. James M. Seneff (former Chairman of the Board) and/or certain of the Company’s executive officers hold similar positions with the Managing Dealer of the Company’s public offerings of its common stock and a wholly owned subsidiary of CNL, the Advisor and their affiliates. In connection with services provided to the Company, affiliates are entitled to certain fees as described in Note 12. “Related Party Arrangements” in Item 8. “Financial Statements and Supplementary Data.”
During 2016, the Company’s total operating expenses incurred represented approximately 1.8% of Average Invested Assets, and 1001.5% of Net Loss, as each term is defined in the Charter.
For additional information on director independence, refer to Item 10, "Directors, Executive Officers and Corporate Governance – Board Independence."

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Auditor Fees
PricewaterhouseCoopers LLP serves as our principal accounting firm and audited our consolidated financial statements for the years ended December 31, 2016 and 2015. The following table sets forth the aggregate fees billed by PricewaterhouseCoopers LLP for 2016 and 2015 for audit and non-audit services (as well as, all “out-of-pocket” costs incurred in connection with these services) and are categorized as Audit Fees, Audit-Related Fees, Tax Fees and All Other Fees. The nature of the services provided in each such category is described following the table.

	2016	2015
Audit fees	$687,500	$532,900
Audit-related fees	—	—
Tax fees	270,774	149,180
All other fees	—	—
Total fees	$958,274	$682,080
Audit Fees - Consists of professional services rendered in connection with the annual audit of our consolidated financial statements included in our annual reports on Form 10-K and quarterly reviews of our interim financial statements included in our quarterly reports on Form 10-Q. Audit fees also include fees for services performed by PricewaterhouseCoopers that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include consents related to our registration statements, assistance with and review of other documents filed with the Commission and accounting advice on completed transactions.
Audit-Related Fees - Consists of services related to audits of properties acquired, due diligence services related to contemplated property acquisitions and accounting consultations.
Tax Fees - Consists of services related to corporate tax compliance, including preparation and/or review of corporate tax returns, review of the tax treatments for certain expenses, tax due diligence relating to acquisitions, VAT services, REIT compliance, safe harbor opinion, review of private letter ruling and earnings and profit review.
All Other Fees - There were no professional services rendered by PricewaterhouseCoopers LLP that would be classified as other fees during the years ended December 31, 2016 and 2015.
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

(a)     List of Documents Filed

(1)	Report of Independent Registered Certified Public Accounting Firm
Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2016
Consolidated Balance Sheet (Going Concern Basis) as of December 31, 2015
Consolidated Statement of Changes in Net Assets (Liquidation Basis) from August 1, 2016 through December 31, 2016
Consolidated Statements of Operations (Going Concern Basis) for the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014
Consolidated Statements of Equity (Going Concern Basis) for the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014
Consolidated Statements of Cash Flows (Going Concern Basis) for the seven months ended July 31, 2016 and the years ended December 31, 2015 and 2014
Notes to Consolidated Financial Statements

(2)	Index to Financial Statement Schedules
Schedule III – Real Estate and Accumulated Depreciation as of December 31, 2016

(3)	Index to Exhibits – Reference is made to the Exhibit Index for a list of all exhibits filed as a part of this report.

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2017.

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

Signature	Title	Date

/s/ Thomas K. Sittema	Chairman of the Board and Director	March 17, 2017
Thomas K. Sittema

/s/ Stephen P. Elker	Independent Director	March 17, 2017
Stephen P. Elker

/s/ James P. Dietz	Independent Director	March 17, 2017
James P. Dietz

/s/ Stephen H. Mauldin	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2017
Stephen H. Mauldin

/s/ Tammy J. Tipton	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2017
Tammy J. Tipton

/s/ Ixchell C. Duarte	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2017
Ixchell C. Duarte

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
As of the date of this report, we have not sent any annual reports or proxy materials to our stockholders. We intend to deliver (i) our annual report to stockholders, prepared pursuant to Rule 14a-3 for the fiscal year ended December 31, 2016 (the “Annual Report”) and (ii) our Definitive Proxy Statement and related proxy materials for our 2017 Annual Meeting (collectively the “Proxy Materials”) to our stockholders subsequent to the filing of this report. We will furnish copies of the Annual Report and the Proxy Materials to the SEC when we deliver such materials to our stockholders.

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

10.5.1
Assignment and Assumption of Purchase and Sale Agreement by and between Allen Harrison Development, LLC and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.6
Limited Liability Company Agreement of GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.7
Construction Loan Agreement between Texas Capital Bank, National Association and GGT AHC Fairfield TX, LLC, dated September 24, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.7.1
Promissory Note in the original principal amount of $21,742,500, by GGT AHC Fairfield TX, LLC in favor of Texas Capital Bank, National Association, dated September 24, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on September 30, 2013 and incorporated herein by reference.)

10.8
Real Estate Purchase Agreement by and between Grand-Kuykendahl, Ltd., as Seller and MCRT Investments LLC, as Purchaser, dated March 18, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.8.1
Assignment and Assumption of Purchase and Sale Agreement by and between MCRT Investments LLC and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.9
Limited Liability Company Agreement of GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.10
Construction Loan Agreement between Synovus Bank and GGT Spring Town TX, LLC, dated December 20, 2013. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.10.1
Promissory Note in the original principal amount of $32,060,000, by GGT Spring Town TX, LLC in favor of Synovus Bank, dated December 20, 2013. (Previously filed as Exhibit 10.5 to Current Report on Form 8-K filed on December 27, 2013 and incorporated herein by reference.)

10.11
Purchase and Sale Agreement by and between GDG Overlook LLC, as Seller and Trinsic Acquisition Company, LLC, as Purchaser, dated February 11, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.11.1
Assignment of Contract by Trinsic Acquisition Company, LLC and GGT TRG Rim TX, LLC, dated February 18, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.12
Limited Liability Company Agreement of GGT TRG Rim TX, LLC, dated February 18, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on February 24, 2014 and incorporated herein by reference.)

10.13
Loan Agreement by and between GGT TRG RIM TX, LLC and Regions Bank, dated effective as of April 17, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2014 and incorporated herein by reference.)

10.13.1
Promissory Note in the original principal amount of $27,670,300, by GGT TRG RIM TX, LLC in favor of Regions Bank, dated April 17, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2014 and incorporated herein by reference.)

10.14
Contract for the Purchase of Real Property by and between Kellogg-CCP, LLC, as Seller and Woodfield Acquisitions, LLC, its permitted successors and assigns, as Purchaser, dated May 10, 2013, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.14.1
Assignment of Contract by and between Woodfield Acquisitions, LLC and GGT Oxford Venture MD, LLC, dated March 7, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.15
Limited Liability Company Agreement of GGT Oxford Venture MD, LLC, dated March 7, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on March 13, 2014 and incorporated herein by reference.)

10.16
Construction Loan Agreement by and among GGT Oxford Venture MD, LLC and Santander Bank, N.A., dated June 26, 2014. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on July 2, 2014 and incorporated herein by reference.)

10.16.1
Promissory Note in the original principal amount of $35,916,862, by GGT Oxford Venture MD, LLC in favor of Santander Bank, N.A., dated June 26, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on July 2, 2014 and incorporated herein by reference.)

10.17
Contract for the Purchase and Sale of Real Property by and between Greenville Mixed-Use Partners, LLC, as the seller, and Daniel Realty Company, LLC, as the buyer, dated April 10, 2014, and amendments thereto. (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.18
Limited Liability Company Agreement of GGT Daniel SC Venture, LLC, dated October 15, 2014. (Previously filed as Exhibit 10.2 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.19
Credit Agreement by and between GGT Daniel SC Venture, LLC and Synovus Bank, dated effective as of October 15, 2014. (Previously filed as Exhibit 10.3 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.19.1
Promissory Note in the original principal amount of $25,000,000, by GGT Daniel SC Venture, LLC in favor of Synovus Bank, dated October 15, 2014. (Previously filed as Exhibit 10.4 to Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)

10.20
Purchase and Sale Agreement, dated as of June 30, 2016, between GGT Whitehall Venture NC, LLC and BEL Whitehall LLC. (Previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 8, 2016 and incorporated herein by reference.)

10.21
Purchase and Sale Agreement, dated as of June 30, 2016, between GGT TRG Grand Lakes TX, LLC and Lloyd Jones Capital LLC. (Previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed on August 8, 2016 and incorporated herein by reference.)

10.22
First Amendment to Purchase and Sale Agreement, dated as of July 14, 2016, between GGT TRG Grand Lakes TX, LLC and Lloyd Jones Capital LLC. (Previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q filed on August 8, 2016 and incorporated herein by reference.)

10.23
Purchase and Sale Agreement, dated as of August 26, 2016, between GGT TRG Grand Lakes TX, LLC and Southstar Capital Group I, LLC. (Previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 10, 2016 and incorporated herein by reference.)

10.24
Purchase and Sale Agreement, dated as of September 15, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 10, 2016 and incorporated herein by reference.)

10.25
First Amendment to Purchase and Sale Agreement, dated September 19, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 10, 2016 and incorporated herein by reference.)

10.26
Second Amendment to Purchase and Sale Agreement, dated September 30, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q filed on November 10, 2016 and incorporated herein by reference.)

10.27
Third Amendment to Purchase and Sale Agreement, dated November 3, 2016, between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC. (Previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q filed on November 10, 2016 and incorporated herein by reference.)

10.28	Purchase and Sale Agreement dated effective October 26, 2016, by and between GGT Crescent Gateway Holdings, LLC and NIC Gateway Orlando, LLC. (Filed herewith.)
21.1	Subsidiaries of the Registrant (Filed herewith.)
31.1	Certification of the Chief Executive Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	Certification of the Chief Financial Officer, Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
101
The following materials from CNL Growth Properties, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statement of Net Assets, (ii) Consolidated Balance Sheet (iii) Consolidated Statement of Changes in Net Assets, (iv) Consolidated Statements of Operations, (v) Consolidated Statements of Equity, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
As of December 31, 2016 (in thousands)

		Initial Cost		Cost Capitalized Subsequent to Acquisitions		Gross Amounts at which Carried at Close of Period(1)
Property/Location	Encum-Brances	Land & Land Improve-ments	Building and Building Improve-ments	Land & Land Improve-ments	Building and Building Improve-ments	Land & Land Improve-ments	Building and Building Improve-ments	Accum-ulated Deprec-iation(2)	Net Liquid-ation Adjust-ment(3)	Total	Date of Constr-uction	Date Acquired	Life on which depreciation in latest income statement is computed
Operating:
Remington Fairfield Property(4) Cypress, Texas	$19,728	$3,233	$—	$3,720	$22,262	$6,953	$22,262	$(1,462)	$—	$27,753	2015	9/24/2013	(5)
Premier at Spring Town Center Property(4) Spring, Texas	31,115	5,186	—	5,538	30,814	10,724	30,814	(1,537)	—	40,001	2015	12/20/2013	(5)
Oxford Square Property(4) Hanover, MD	35,186	9,920	—	253	34,902	10,173	34,902	(692)	—	44,383	2015	3/7/2014	(5)
Aura at The Rim Property(4) San Antonio, TX	27,670	5,750	—	1,068	31,693	6,818	31,693	(481)	—	38,030	2016	2/18/2014	(5)
Haywood Reserve Property(4) Greenville, SC	23,003	4,290	—	1,358	28,204	5,648	28,204	(92)	—	33,760	2016	10/15/2014	(5)
Broadway Property(4) Tempe, AZ	18,103	3,793	—	1,315	22,844	5,108	22,844	(79)	—	27,873	2016	12/12/2014	(5)
Bainbridge 3200 Property(4) Suffolk, VA	24,330	5,161	—	1,447	26,376	6,608	26,376	(115)	—	32,869	2016	4/30/2015	(5)
Net Liquidation Adjustment(3)									85,181	85,181
	$179,135	$37,333	$—	$14,699	$197,095	$52,032	$197,095	$(4,458)	$85,181	$329,850

The following table presents changes in real estate and accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Real Estate			Accumulated Depreciation
Balance at December 31, 2013	$221,586	(6)	Balance at December 31, 2013	$(2,614)	(6)
2014 Acquisitions	203,996	(6)	2014 Depreciation	(4,327)	(6)
2014 Dispositions	(11,872)	(6)	2014 Dispositions	489	(6)
Balance at December 31, 2014	413,710	(6)	Balance at December 31, 2014	(6,452)	(6)
2015 Acquisitions	119,477	(6)	2015 Depreciation	(6,794)	(6)
2015 Dispositions	(128,061)	(6)	2015 Dispositions	4,311	(6)
Balance at December 31, 2015	405,126	(6)	Balance at December 31, 2015	(8,935)	(6)
2016 Acquisitions	49,157	(6)	2016 Depreciation(2)	(3,592)	(6)
2016 Dispositions	(205,156)	(6)	2016 Dispositions	8,069	(6)
Liquidation Adjustment	80,723	(3)	Liquidation Adjustment	4,458	(3)
Balance at December 31, 2016	$329,850		Balance at December 31, 2016	$—

FOOTNOTES:

(1)	The aggregate cost for federal income tax purposes is approximately $248.5 million.

(2)	As a result of adopting the Liquidation Basis of Accounting, depreciation ceased effective August 1, 2016.

(3)
Under the Liquidation Basis of Accounting, real estate holdings are now carried at their estimated liquidation values. As a result, the liquidation adjustment is the adjustment that the Company has made to the carrying value of the properties in order to reflect the liquidation value, which includes furniture, fixtures and equipment and excludes accumulated depreciation. The values presented for each individual property exclude amounts related to furniture, fixtures and equipment.

(4)	These properties are owned through separate joint venture agreements. As these entities are consolidated, the amounts presented include 100% of the costs of the property.

(5)	Prior to adopting the Liquidation Basis of Accounting, land improvements were depreciated over 15 years. Building and building improvements were depreciated over 39 years.

(6)	Excludes amounts related to furniture, fixtures and equipment.