Form 10-Q
period 2017-03-31
CNL Growth Properties, Inc.
filed 2017-05-09
CIK 1452168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________
 FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code (407) 650-1000
 Former name, former address and former fiscal year, if changed since last report
___________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of May 8, 2017 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Real estate assets, net	$269,472,000	$331,970,000
Cash and cash equivalents	42,594,106	17,926,602
Restricted cash	302,044	405,255
Other assets	203,260	257,989
Total Assets	$312,571,410	$350,559,846
LIABILITIES
Mortgage and construction notes payable	$147,079,731	$179,135,370
Liability for non-controlling interests	33,249,047	35,080,687
Liability for estimated costs in excess of estimated receipts during liquidation	8,811,916	11,306,997
Accrued development costs	58,955	2,944,380
Accounts payable and other accrued expenses	2,163,077	4,379,230
Due to related parties	1,891,640	1,812,609
Other liabilities	801,406	850,990
Total Liabilities	194,055,772	235,510,263
Commitments and contingencies
Net assets in liquidation	$118,515,638	$115,049,583
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited)

Three Months Ended March 31, 2017
Net assets in liquidation, December 31, 2016 (Note 4)	$115,049,583
Changes in net assets in liquidation:
Change in liquidation value of investments in real estate	3,222,000
Remeasurement of assets and liabilities	3,070,392
Remeasurement of noncontrolling interests	(2,826,337)
Net increase in liquidation value	3,466,055
Net assets in liquidation, March 31, 2017	$118,515,638
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Going Concern Basis)
(Unaudited)

Three Months Ended March 31, 2016
Revenues:
Rental income from operating leases	$8,064,713
Other property revenues	623,362
Total revenues	8,688,075
Expenses:
Property operating expenses	4,395,400
General and administrative	1,214,343
Asset management fees, net of amounts capitalized	654,145
Property management fees	413,828
Depreciation	2,054,519
Total operating expenses	8,732,235
Operating loss	(44,160)
Other expense:
Fair value adjustments and other expense	(10,741)
Interest expense and loan cost amortization, net of amounts capitalized	(1,567,019)
Total other expense	(1,577,760)
Loss before income taxes	(1,621,920)
Income tax expense	(116,654)
Net loss	(1,738,574)
Net loss attributable to noncontrolling interests	134,055
Net loss attributable to common stockholders	$(1,604,519)

Net loss per share of common stock (basic and diluted)	$(0.07)
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Going Concern Basis)
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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(Unaudited)

Three Months Ended March 31, 2016
Operating Activities:
Net loss, including amounts attributable to noncontrolling interests	$(1,738,574)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,054,519
Amortization of loan costs	163,859
Loss on retirement of fixed assets	1,005
Unrealized loss from change in fair value of interest rate caps	18,785
Straight-line rent adjustments	(34,775)
Changes in operating assets and liabilities:
Other assets	354,476
Due to related parties	21,005
Accounts payable and other accrued expenses	(28,843)
Other liabilities	55,547
Net cash provided by operating activities	867,004
Investing Activities:
Development property costs, including land and capital expenditures	(25,412,395)
Capital expenditures	(21,447)
Changes in restricted cash	308,542
Net cash used in investing activities	(25,125,300)
Financing Activities:
Proceeds from mortgage and construction notes payable	25,326,545
Distributions to noncontrolling interests	(519,144)
Net cash provided by financing activities	24,807,401
Net Increase in Cash and Cash Equivalents	549,105
Cash and Cash Equivalents at Beginning of Period	19,016,194
Cash and Cash Equivalents at End of Period	$19,565,299

Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$18,573,164
Loan cost amortization capitalized on development properties	$130,407
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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
On August 4, 2016, the Company's stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution") authorizing the Company to undertake an orderly liquidation. The Company intends sell of all of its remaining assets, pay all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute its remaining cash to its stockholders as liquidating distributions, wind-up its operations and dissolve the Company in accordance with Maryland law. As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, the Company adopted the liquidation basis of accounting ("Liquidation Basis of Accounting") on August 1, 2016 as described in Note 4. "Net Assets in Liquidation."
As of March 31, 2017, the Company owned interests in six Class A multifamily properties, all of which were operational and four of which had reached stabilization. The Company had a total of 1,712 completed apartment units as of March 31, 2017.
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
The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to accurately predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Condensed Consolidated Statement of Net Assets as of March 31, 2017.
The Company expects to continue to qualify as a REIT throughout the liquidation until such time as any remaining assets, if any, are transferred into a liquidating trust. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status, provided however, the board of directors may elect to terminate the Company's status as a REIT if it determines that such termination would be in the best interest of the stockholders.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

3.	Summary of Significant Accounting Policies
Basis of Presentation - As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, the Company’s results of operations for the three months ended March 31, 2017 and 2016 are presented using two different presentations. The Company adopted the liquidation basis of accounting (“Liquidation Basis of Accounting”) as of August 1, 2016 and for the periods subsequent to August 1, 2016. As a result, a Statement of Changes in Net Assets reflects changes in net assets from December 31, 2016 through the most recent period presented, as further described below.
Basis of Presentation Liquidation Basis of Accounting (Post Plan of Dissolution) – Effective with the adoption of the Liquidation Basis of Accounting, on August 1, 2016 assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash that the Company will collect on disposal of assets as it carries out its Plan of Dissolution. The liquidation value of the Company's operating properties are presented on an undiscounted basis. Estimated costs to dispose of assets have been presented separately from the related assets. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 6, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of March 31, 2017 are included in accrued development costs, accounts payable and other accrued expenses, due to related parties and other liabilities on the Condensed Consolidated Statement of Net Assets.
In liquidation, the non-controlling interests presentation for joint ventures historically consolidated under going concern accounting is determined based on the Company's planned exit strategy. The Company intends to sell all of its properties, rather than selling its interest in its properties, and therefore the properties are presented on a gross basis with a liability to the non-controlling interest holders. Amounts due to non-controlling interests in connection with the disposition of consolidated joint ventures have been accrued and are recorded as liability for non-controlling interests.
Net assets in liquidation represents the estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the anticipated sale dates and the estimated cash flows, actual operating results and sale proceeds may differ materially from the amounts estimated.
Basis of Presentation Going Concern (Pre Plan of Dissolution) – All financial results and disclosures for periods prior to adopting the Liquidation Basis of Accounting are presented based on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the statement of operations and the statement of cash flows for the three months ended March 31, 2016 used the Going Concern Basis presentation, as further described below.
Prior to the adoption of the Liquidation Basis of Accounting, real estate consisting of buildings and improvements were depreciated on the straight-line method over their estimated useful lives, which generally were 39 years and 15 years, respectively. Furniture, fixtures and equipment were depreciated on the straight-line method over their estimated useful lives, which generally were three to five years. During the three months ended March 31, 2016, the Company recorded depreciation expense of approximately $2.1 million. Effective with the adoption of the Liquidation Basis of Accounting on August 1, 2016, all of the Company's real estate properties became held for sale and no further depreciation relating to the assets were recorded.
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

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

4.	Net Assets in Liquidation
Net assets in liquidation increased by approximately $3.5 million during the three months ended March 31, 2017. The primary reasons for the increase in net assets were an increase in total estimated sales prices for the Company's remaining properties based on revised sales prices from potential third party buyers and a decrease in estimated future development costs as four of the Company's development properties finalized construction under the amounts budgeted for construction and development per the respective development agreements. These increases to net assets in liquidation were partially offset by an increase in estimated future liquidation transaction costs and estimated liability for non-controlling interests as a result of the higher estimated property sales prices.
The net assets in liquidation include projections of costs and expenses to be incurred during the period required to complete the Plan of Dissolution. There is inherent uncertainty with these projections, and they could change materially based on the timing of the sales, the performance of the underlying assets and any changes in the underlying assumptions of the projected cash flows.

5.	Property Dispositions
In February 2017, the Company, through one of its joint ventures, completed the sale of the Oxford Square property for gross sales proceeds of approximately $65.7 million, which equaled its liquidation value as of December 31, 2016. The Company received proceeds, net of closing costs, of approximately $65.3 million and used a portion of the net sales proceeds to repay the construction note payable of approximately $35.2 million related to this property. No disposition fee was payable to the Advisor on the sale of this property.

6.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
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
The change in the liability for estimated costs in excess of estimated receipts during liquidation for the period ended March 31, 2017 is as follows:

	December 31, 2016	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2017
Assets:
Estimated net inflows from investments in real estate	$4,537,620	$(2,648,578)	$950,987	$2,840,029
Estimated net outflows from development costs	(3,528,450)	135,816	3,392,634	—
	1,009,170	(2,512,762)	4,343,621	2,840,029
Liabilities:
Liquidation transaction costs	(8,114,094)	450,688	(1,168,799)	(8,832,205)
Corporate expenditures	(4,202,073)	1,486,763	(104,430)	(2,819,740)
	(12,316,167)	1,937,451	(1,273,229)	(11,651,945)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(11,306,997)	$(575,311)	$3,070,392	$(8,811,916)

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

7.	Indebtedness
During the three months ended March 31, 2017, the Company borrowed approximately $3.2 million under its construction loans in connection with its multifamily development projects. The Company, through joint ventures formed to make investments, borrowed on a non-recourse basis to fund construction. The use of non-recourse financing allows the Company to limit its exposure on any investment to the amount invested. Non-recourse indebtedness means that the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.
The Company repaid mortgage and construction notes payable of approximately $35.2 million during the three months ended March 31, 2017, primarily related to the Oxford Property loan payable that was repaid at the time of the sale in February 2017 using the net proceeds from the sale.
In April 2017, the Company, through one of its consolidated joint ventures, modified the construction loan related to the Aura at the Rim property. See Note 9, "Subsequent Events" for additional information.
Mortgage and construction loans are carried at their contractual amounts as of March 31, 2017 under Liquidation Basis of Accounting. As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company's debt was approximately $146.7 million and $178.3 million.

8.	Related Party Arrangements
During the three months ended March 31, 2017 and 2016, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	2017	2016
Reimbursable expenses:
Investor administrative service fees(1)	$33,750	$33,750
Other operating and acquisition expenses(1)	311,256	245,693
	345,006	279,443
Investment Service Fee	—	21,919
Asset management fees(2)	504,670	849,566
Property management fees	12,354	16,388
	$862,030	$1,167,316

FOOTNOTES:

(1)
Prior to the adoption of Liquidation Basis of Accounting in August 2016, investor administrative service fees and all other operating and acquisition expenses were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

(2)
Prior to the adoption of Liquidation Basis of Accounting in August 2016, approximately $0.2 million of asset management fees incurred by the Company above for the three months ended March 31, 2016 were capitalized as part of the cost of development properties. Asset management fees, net of amounts capitalized, were included in asset management fees in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2016.

Amounts due to related parties for fees and reimbursable costs and expenses, as described above, were as follows as of:

	March 31, 2017	December 31, 2016
Due to Property Manager:
Property management fees	$12,354	$15,049
Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,879,286	1,797,560
	$1,891,640	$1,812,609

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(UNAUDITED)

8.	Related Party Arrangements (continued)

In connection with the adoption of the Liquidation Basis of Accounting, the Company accrues costs it expects to incur through the end of the liquidation. As of March 31, 2017, the Company accrued future estimated asset management fees of approximately $0.5 million, property management fees of approximately $0.01 million, reimbursement of operating expenses of approximately $0.9 million and a subordinated incentive fee of approximately $4.0 million in the liability for estimated costs in excess of estimated receipts in the accompanying condensed consolidated statement of net assets.

9.	Subsequent Events
In April 2017, the Company, through one of its consolidated joint ventures, modified the original construction loan relating to the Aura at the Rim Property to extend the original maturity by six months to October 2017 and to provide for one additional six month extension option if certain conditions are met. Additionally, the interest rate was increased to LIBOR plus 2.75% and beginning in May 2017 the Company will be required to make monthly principal payments of $29,200. No other terms of the construction loan were modified.
In April 2017, the Company, through one of its joint ventures, entered into a purchase and sale agreement for the sale of the Aura on Broadway property for a gross sales price of approximately $41.8 million, which equaled its liquidation value as of March 31, 2017.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, projected growth prospects, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the timing and implementation of the Company's Plan of Dissolution; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the Company’s limited capital resources, including the risk of the Company’s failure to obtain, renew or extend necessary financing or to access the debt market; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; risks related to development projects, including construction delays, construction cost overruns, the Company’s inability to obtain necessary permits, and/or public opposition to these activities; competition for tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any Joint Venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; and failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes.
For further information regarding risks and uncertainties associated with the Company’s business, and other important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements, please refer to the factors listed and described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Risk Factors” sections of the Company’s documents filed from time to time with the U.S. Securities and Exchange Commission, including, but not limited to, the Company's Annual Report on Form 10-K for the year ended December 31, 2016 and the Company’s quarterly reports on Form 10-Q, copies of which may be obtained from the Company’s website at www.cnlgrowthproperties.com.

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
On August 4, 2016, we obtained our stockholders' approval of the Plan of Dissolution authorizing us to undertake an orderly liquidation. In an orderly liquidation, we will sell of all of our remaining assets, pay all of our known liabilities, provide for the payment of our unknown or contingent liabilities, distribute our remaining cash to our stockholders as liquidating distributions, wind-up our operations and dissolve the Company in accordance with Maryland law. See the Company's Form 8-K filed on August 5, 2016 for additional details.
As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, we adopted the Liquidation Basis of Accounting, as described further in Note 1. “Business and Organization” to the financial statements.
Our Exit Strategy
Due to the completion of our initial public offering and follow-on offerings (collectively, the "Offerings") in April 2014, the completion of our acquisition phase in April 2015 and the estimated time needed to complete our development phase and have our assets substantially stabilize, our Advisor began to explore strategic alternatives. In August 2015, our board of directors appointed a special committee comprised of our independent board members (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. In September 2015, we engaged CBRE Capital Advisors, Inc. (“CBRE Cap”) to act as our exclusive financial advisor and assist us and the Special Committee with this process. In the ordinary course of CBRE Cap’s business, CBRE Cap, its affiliates, directors and officers, may trade or otherwise structure and effect transactions in our shares or assets for its own account or for the accounts of its customers and accordingly, may at any time hold a long or short position, finance positions, or otherwise structure and effect transactions in our shares or assets. CBRE Cap is an affiliate of CBRE Group, Inc. (“CBRE”), the parent holding company of affiliated companies that are engaged in the ordinary course of business in many areas related to commercial real estate and related services. Through CBRE’s affiliates, CBRE may have in the past, and may from time to time in the future, perform one or more roles in our transactions. From September 2015 through December 2016, we sold nine properties and used the net sales proceeds of approximately $494.1 million to repay approximately $243.3 million of indebtedness related to our properties, paid distributions of $111.0 million to our co-venture partners, and made special cash distributions of $67.6 million and liquidating distributions of $104.7 million to our stockholders. Refer to “Our Real Estate Portfolio” below for a discussion on properties sold during 2017.
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

Our Real Estate Portfolio
During the three months ended March 31, 2017, we, through one of our consolidated joint ventures, sold one real estate property for its liquidation value. As of March 31, 2017, we owned interests in six Class A multifamily properties in the southeastern and sunbelt regions of the United States, all of which had completed development and four of which were stabilized. We had a total of 1,712 completed apartment units as of March 31, 2017. We generally expect our multifamily properties to reach stabilization within 24 months after completion.
Our multifamily properties are owned through a joint venture in which we have co-invested with an affiliate of a national or regional multifamily developer. As of March 31, 2017, we had co-invested in six separate joint ventures with five separate developers or affiliates thereof. Our joint ventures are structured such that we serve as the managing member and own a majority interest. Under the terms of the limited liability company agreements of each joint venture, operating cash flow is generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale or refinancing of the joint venture’s property, net proceeds will be distributed pro rata to each member until each member’s invested capital is returned and a minimum return on capital is achieved, and thereafter our joint venture partner will receive a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. Prior to adopting the Liquidation Basis of Accounting, we determined that all of the joint ventures in which we had co-invested were variable interest entities in which we were the primary beneficiary. As such, the transactions and accounts of the joint ventures were consolidated in our accompanying condensed financial statements under the going concern basis of accounting.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, our cash totaled $42.6 million and included net sales proceeds related to the sale of our Oxford Property in February 2017, after repayment of indebtedness and a distribution to our co-venture partner for its disproportionate share of proceeds from the capital event, of approximately $25.6 million. We will use our cash on hand and net sales proceeds received from the sale of real estate to pay all obligations, pay liquidating distributions and any other corporate purposes deemed appropriate.  Our total assets and net assets in liquidation were $312.6 million and $118.5 million, respectively, at March 31, 2017. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Dissolution. We believe that cash flows provided by operating activities along with sale proceeds will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation as well as debt service obligations, however, we cannot provide any assurance as to the prices or net proceeds we will receive from the disposition of our assets. As a REIT, we must distribute annually at least 90% of our REIT taxable income.
Sources of Liquidity and Capital Resources
Net Sales Proceeds from Sale of Real Estate
During February 2017 we, through one of our joint ventures, completed the sale of the Oxford Square property for gross sales proceeds of approximately $65.7 million, which equaled its liquidation value as of December 31, 2016. We received proceeds, net of closing costs, of approximately $65.3 million and used a portion of the net sales proceeds to repay the construction note payable of approximately $35.2 million related to this property.
Borrowings
During the three months ended March 31, 2017 and 2016, we borrowed approximately $3.2 million and $25.3 million, respectively, under our various construction loans to pay for development costs relating to several of our properties.
Net Cash Provided by Operating Activities
Prior to the adoption of Liquidation Basis of Accounting, our net cash flows provided by operating activities was approximately $0.9 million for the three months ended March 31, 2016.
Uses of Liquidity and Capital Resources
Development of Properties
In connection with our development projects, we funded approximately $3.0 million in development costs during the three months ended March 31, 2017. As of March 31, 2017, all of our properties had finalized construction and no additional development costs are expected.

Debt Service
We, along with our joint venture partners, may extend the maturity dates and amend the construction loans on our development properties as our properties’ operations stabilize and as we negotiate purchase and sale agreements. However, our ability to continue to obtain indebtedness could be adversely affected if our joint venture partners do not agree to the extension or by credit market conditions, which result in lenders reducing or limiting funds available for loans, including loans collateralized by real estate.
During the three months ended March 31, 2017, we paid $35.2 million of mortgage and construction loans payable, related primarily to the early repayment of debt using a portion of the net sales proceeds from the sale of the Oxford Square property.
As our indebtedness approaches maturity, we, along with our joint venture partners, may extend and refinance the construction loans on our development properties, or may determine to sell the property as part of our Plan of Dissolution and will use proceeds from the sale to repay the indebtedness. In April 2017, we, through one of our consolidated joint ventures, modified the original construction loan relating to our Aura at the Rim Property to extend the original maturity by six months to October 2017 and to provide for one additional six month extension option if certain conditions are met. Additionally, the interest rate was increased to LIBOR plus 2.75% and beginning in May 2017 we will be required to make monthly principal payments of $29,200. No other terms of the construction loan were modified.
Distributions to Noncontrolling Interests
The terms of each joint venture structure were generally market driven and considered the assumption of certain risks by our joint venture partners, including; entitlements, permitting, exposure to costs in excess of the project budget, interest rates, and lender guarantees. In accordance with preferred return provisions in the respective joint venture agreements, upon a sale of the joint venture’s property, the joint venture partner may be entitled to a disproportionately higher share of proceeds than their member interest if certain threshold returns are met. Each structure was individually negotiated and terms of the waterfall structure were influenced by market size and attractiveness of the investment fundamentals, leverage assumptions, and equity contributions from our joint venture partners.
During the three months ended March 31, 2017 our consolidated joint ventures paid distributions of approximately $4.7 million to our co-venture partners, including $0.2 million representing their pro rata share of positive operating cash flows plus approximately $4.5 million from a disproportionate share of proceeds from the capital event relating to net sales proceeds from the sale of the Oxford Square property, in accordance with the terms of the corresponding joint venture agreement.
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
RESULTS OF OPERATIONS
In light of the adoption of Liquidation Basis of Accounting on August 1, 2016, the results of operations for the current year period are not comparable to the prior year period. Our remaining assets which had completed construction and reached stabilization in prior periods continue to perform in a manner that is relatively consistent with prior reporting periods and we have experienced no significant changes in leased percentages or rental rates at these properties. Our remaining assets which had not completed construction or reached stabilization in prior periods have continued to place additional units into service and increase overall leased percentages.
Due to the adoption of the Plan of Dissolution we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.
Changes in Net Assets in Liquidation
Period from December 31, 2016 through March 31, 2017
Net assets in liquidation increased by approximately $3.5 million during the period December 31, 2016 through March 31, 2017. The primary reasons for the increase in net assets were an increase in total estimated sales prices for our remaining properties based on revised sales prices from potential third party buyers and a decrease in our liability for estimated future development costs as four of our development properties finalized construction under the amounts budgeted for construction and development per the respective development agreements. These increases to net assets in liquidation were partially offset by an increase in estimated future liquidation transaction costs and estimated liability for non-controlling interests as a result of the higher estimated property sales prices.

RELATED PARTY ARRANGEMENTS
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for advisory services, asset and property management fees and reimbursement of operating costs. See Note 8. “Related Party Arrangements” in the accompanying condensed consolidated financial statements and “Item 13. Certain Relationships and Related Transactions, and Director Independence” in our Form 10-K for the year ended December 31, 2016 for a discussion of the various related party transactions, agreements and fees.
OFF BALANCE SHEET ARRANGEMENTS
As of March 31, 2017, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
As of March 31, 2017, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2017	2018-2019	2020-2021	More than 5 years	Total
Development contracts on development properties (1)	$58,955	$—	$—	$—	$58,955
Construction notes payable (principal and interest) (2)	100,503,583	49,588,718	—	—	150,092,301
	$100,562,538	$49,588,718	$—	$—	$150,151,256
FOOTNOTES:

(1)	The amounts presented above represent accrued development costs as of March 31, 2017 and the expected timing of such costs.

(2)
For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of March 31, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 3, "Summary of Significant Accounting Policies" within Item 1. “Financial Statements” and our Annual Report on Form 10-K for the year ended December 31, 2016 for a summary of our Critical Accounting Policies and Estimates.
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to acquire and develop properties. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. With regard to variable rate financing, we assessed interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. As of March 31, 2017, we had entered into a LIBOR based interest rate cap agreement to hedge against increases in the interest rate on one construction loan.
The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2017	2018	2019	2020	2021	Thereafter	Total	Approximate Fair Value
Variable rate debt	$98,089,030	$48,990,701	$—	$—	$—	$—	$147,079,731	$146,740,000
Average interest rate(1)	3.35%	3.07%	—%	—%	—%	—%	3.26%
FOOTNOTE:

(1)	As of March 31, 2017, we were paying the interest rate floor on certain of our variable rate debts.
Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of March 31, 2017, would increase interest expense by approximately $0.3 million on our variable rate debt for the three months ended March 31, 2017, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings – None.
Item 1A. Risk Factors – There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds – None
Item 3. Defaults Upon Senior Securities – None
Item 4. Mine Safety Disclosures – Not applicable
Item 5. Other Information – None
Item 6. Exhibits
The exhibits required by this item are set forth in the Exhibit Index attached hereto and are filed or incorporated as part of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 9th day of May, 2017.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

10.1	Purchase and Sale Agreement, dated as of January 18, 2017, between GGT Oxford Venture MD, LLC and Howard County Housing Commission (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Net Assets, (ii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statement of Operations, (v) Condensed Consolidated Statement of Equity, (vi) Condensed Consolidated Statement of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.