Form 10-Q
period 2017-06-30
CNL Growth Properties, Inc.
filed 2017-08-04
CIK 1452168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________________________
 FORM 10-Q
____________________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The number of shares of common stock of the registrant outstanding as of August 1, 2017 was 22,526,171.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Real estate assets, net	$141,425,000	$331,970,000
Cash and cash equivalents	87,162,734	17,926,602
Restricted cash	1,154,210	405,255
Other assets	222,437	257,989
Total Assets	$229,964,381	$350,559,846
LIABILITIES
Mortgage and construction notes payable	$71,799,475	$179,135,370
Liability for non-controlling interests	23,063,074	35,080,687
Liability for estimated costs in excess of estimated receipts during liquidation	8,321,459	11,306,997
Accrued development costs	—	2,944,380
Accounts payable and other accrued expenses	1,981,076	4,379,230
Due to related parties	1,830,573	1,812,609
Other liabilities	1,259,084	850,990
Total Liabilities	108,254,741	235,510,263
Net assets in liquidation	$121,709,640	$115,049,583
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(Unaudited)

Six Months Ended June 30, 2017
Net assets in liquidation, December 31, 2016	$115,049,583
Changes in net assets in liquidation:
Change in liquidation value of investments in real estate	10,801,000
Remeasurement of assets and liabilities	3,391,933
Remeasurement of noncontrolling interests	(7,532,876)
Net increase in liquidation value	6,660,057
Net assets in liquidation, June 30, 2017	$121,709,640
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(Unaudited)

	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues:
Rental income from operating leases	$8,877,307	$16,942,020
Other property revenues	744,419	1,367,781
Total revenues	9,621,726	18,309,801
Expenses:
Property operating expenses	5,585,703	9,981,103
General and administrative	1,311,882	2,526,225
Asset management fees, net of amounts capitalized	729,916	1,384,061
Property management fees	440,331	854,159
Depreciation	2,380,902	4,435,421
Total operating expenses	10,448,734	19,180,969
Operating loss	(827,008)	(871,168)
Other income (expense):
Fair value adjustments and other income (expense)	7,032	(3,709)
Interest expense and loan cost amortization, net of amounts capitalized	(1,987,328)	(3,554,347)
Loss on extinguishment of debt	(27,454)	(27,454)
Total other expense	(2,007,750)	(3,585,510)
Loss before income taxes	(2,834,758)	(4,456,678)
Income tax expense	(31,203)	(147,857)
Loss before gain on sale of real estate	(2,865,961)	(4,604,535)
Gain on sale of real estate, net of tax of $99,581	40,917,543	40,917,543
Net income including noncontrolling interests	38,051,582	36,313,008
Net income attributable to noncontrolling interests	(22,214,709)	(22,080,654)
Net income attributable to common stockholders	$15,836,873	$14,232,354
Net income per share of common stock (basic and diluted)	$0.70	$0.63
Weighted average number of shares of common stock outstanding (basic and diluted)	22,526,171	22,526,171
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Going Concern Basis)
(Unaudited)

	Common Stock		Capital in Excess of Par Value	Accumulated Earnings (Deficit)	Accumulated Cash Distributions	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
Balance at December 31, 2015	22,526,171	$225,262	$170,792,081	$18,895,225	$(67,578,518)	$122,334,050	$25,554,478	$147,888,528
Distributions to noncontrolling interests	—	—	—	—	—	—	(27,060,056)	(27,060,056)
Net loss	—	—	—	14,232,354	—	14,232,354	22,080,654	36,313,008
Balance at June 30, 2016	22,526,171	$225,262	$170,792,081	$33,127,579	$(67,578,518)	$136,566,404	$20,575,076	$157,141,480
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Going Concern Basis)
(Unaudited)

Six Months Ended June 30, 2016
Operating Activities:
Net income, including amounts attributable to noncontrolling interests	$36,313,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,435,421
Amortization of loan costs	365,050
Loss on extinguishment of debt	27,454
Loss on retirement of fixed assets	1,005
Gain on sale of real estate held for sale	(41,017,124)
Unrealized loss from change in fair value of interest rate caps	23,453
Straight-line rent adjustments	(236,692)
Changes in operating assets and liabilities:
Other assets	117,553
Due to related parties	111,499
Accounts payable and other accrued expenses	(115,729)
Other liabilities	(5,044)
Net cash provided by operating activities	19,854
Investing Activities:
Development property costs, including land and capital expenditures	(48,653,596)
Capital expenditures	(87,267)
Proceeds from sale of properties	109,996,325
Changes in restricted cash	(99,556)
Net cash provided by investing activities	61,155,906
Financing Activities:
Proceeds from mortgage and construction notes payable	48,834,325
Payments of mortgage and construction notes payable	(51,133,110)
Advance from affiliate of noncontrolling interest	418,522
Repayment of advance from affiliate of noncontrolling interest	(15,000)
Distributions to noncontrolling interests	(11,497,907)
Net cash used in financing activities	(13,393,170)
Net Increase in Cash and Cash Equivalents	47,782,590
Cash and Cash Equivalents at Beginning of Period	19,016,194
Cash and Cash Equivalents at End of Period	$66,798,784
Supplemental Disclosure of Non-Cash Investing and Financing Transactions:
Amounts incurred but not paid:
Development costs	$11,688,846
Distributions to noncontrolling interests	$15,562,149
Loan cost amortization capitalized on development properties	$221,621
See accompanying notes to condensed consolidated financial statements.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
On August 4, 2016, the Company's stockholders approved a plan of liquidation and dissolution (the "Plan of Dissolution") authorizing the Company to undertake an orderly liquidation. The Company intends to sell its remaining property, make reasonable provisions for known, contingent or unknown liabilities, distribute its remaining cash to its stockholders as liquidating distributions, wind-up its operations and dissolve the Company in accordance with Maryland law. As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, the Company adopted the liquidation basis of accounting ("Liquidation Basis of Accounting") on August 1, 2016 as described in Note 4. "Net Assets in Liquidation."
As of June 30, 2017, the Company owned interests in three Class A multifamily properties and had entered into three separate sale agreements with unrelated third party buyers. The Company had a total of 894 completed apartment units as of June 30, 2017. The Company sold two properties in July 2017, as described further in Note 9. "Subsequent Events".
All of the Company’s multifamily properties are owned through joint ventures in which it has co-invested with an affiliate of a national or regional multifamily developer.

2.	Plan of Dissolution
The Plan of Dissolution provides for an orderly sale of the Company's assets, payment of the Company's liabilities and other obligations, the winding up of operations and dissolution of the Company. The Company is permitted to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, establishing a reserve fund, transacting with a third party or in other ways.
The Plan of Dissolution enables the Company to sell any and all of its assets without further approval of the stockholders and provides that liquidating distributions be made to the stockholders as determined by the board of directors. The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. Accordingly, it is not possible to accurately predict the timing or aggregate amount which will ultimately be distributed to stockholders and no assurance can be given that the distributions will equal or exceed the estimate of net assets presented in the Condensed Consolidated Statement of Net Assets as of June 30, 2017. The Company sold two of its remaining three properties in July 2017 and anticipates it will sell its remaining property and pay its final liquidating distribution to its stockholders by the end of 2017.
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
JUNE 30, 2017
(UNAUDITED)

3.	Summary of Significant Accounting Policies
Basis of Presentation - As a result of the approval of the Plan of Dissolution by the stockholders in August 2016, the Company’s results of operations for the quarter and six months ended June 30, 2017 and 2016 are presented using two different presentations. The Company adopted the Liquidation Basis of Accounting as of August 1, 2016 and for the periods subsequent to August 1, 2016. As a result, a Statement of Changes in Net Assets reflects changes in net assets from December 31, 2016 through the most recent period presented, as further described below.
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
The Company accrues costs and income that it expects to incur and earn through the end of liquidation to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of inherent uncertainty in estimating future events. These differences may be material. See Note 6, "Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation" for further discussion. Actual costs incurred but unpaid as of June 30, 2017 are included in accounts payable and other accrued expenses, due to related parties and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
Basis of Presentation Going Concern (Pre Plan of Dissolution) – All financial results and disclosures for periods prior to adopting the Liquidation Basis of Accounting are presented based on a going concern basis (“Going Concern Basis”), which contemplated the realization of assets and liabilities in the normal course of business. As a result, the statement of operations and the statement of cash flows for the quarter and six months ended June 30, 2016 used the Going Concern Basis presentation, as further described below.
Prior to the adoption of the Liquidation Basis of Accounting, real estate consisting of buildings and improvements were depreciated on the straight-line method over their estimated useful lives, which generally were 39 years and 15 years, respectively. Furniture, fixtures and equipment were depreciated on the straight-line method over their estimated useful lives, which generally were three to five years. During the quarter and six months ended June 30, 2016, the Company recorded depreciation expense of approximately $2.4 million and $4.4 million, respectively. Effective with the adoption of the Liquidation Basis of Accounting on August 1, 2016, all of the Company's real estate properties became held for sale and no further depreciation relating to the assets were recorded.
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
JUNE 30, 2017
(UNAUDITED)

4.	Net Assets in Liquidation
Net assets in liquidation increased by approximately $6.7 million during the six months ended June 30, 2017. The primary reasons for the increase in net assets were (i) an increase in total estimated sales prices for the Company's remaining properties based on actual or estimated purchase and sale agreements with third party buyers, (ii) a decrease in estimated future development costs as four of the Company's development properties finalized construction under the amounts budgeted for construction and development per the respective development agreements and (iii) additional property net operating income primarily as a result of holding multiple properties for periods longer than estimated. These increases to net assets in liquidation were partially offset by an increase in estimated future liquidation transaction costs and estimated liability for non-controlling interests as a result of the higher estimated property sales prices.
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
In February 2017, the Company, through one of its joint ventures, completed the sale of the Oxford Square property for gross sales proceeds of approximately $65.7 million, which equaled its liquidation value as of December 31, 2016. The Company received proceeds, net of closing costs, of approximately $65.3 million and used a portion of the net sales proceeds to repay the construction note payable of approximately $35.2 million related to this property. The Company also distributed approximately $4.9 million of the net sales proceeds to its co-venture partner for its disproportionate share of proceeds from the capital event in accordance with the terms of the corresponding joint venture agreement. No disposition fee was payable to the Advisor on the sale of this property.
In June 2017, the Company, through two separate joint ventures, completed the sales of the Aura on Broadway and Premier at Spring Town Center properties for gross sales proceeds of approximately $41.8 million and $49.8 million, respectively, which equaled their liquidation values as of March 31, 2017. The Company received proceeds, net of closing costs, of approximately $41.5 million and $49.4 million, respectively, and used a portion of the net sales proceeds to repay the construction notes payable of approximately $19.5 million and $31.3 million, respectively. In addition, the Company distributed approximately $7.6 million and $0.9 million, respectively, of the net sales proceeds to its co-venture partners for their disproportionate share of proceeds from the capital events in accordance with the terms of the corresponding joint venture agreements. No disposition fee was payable to the Advisor on the sale of these properties.
In June 2017, the Company also sold its 90% membership interest in the net assets of the joint venture which owned the Bainbridge 3200 property (the "Bainbridge Joint Venture") for approximately $14.8 million. No disposition fee was payable to the Advisor on the sale of the Company's membership interest in the Bainbridge Joint Venture.
As of June 30, 2017, the Company, through three of its joint ventures, had entered into purchase and sale agreements for the sale of its remaining three properties. In July 2017, the Company, through two of its joint ventures, completed the sale of two of its remaining properties as further described in Note 9, "Subsequent Events."

6.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation
The Liquidation Basis of Accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Dissolution. The Company currently estimates that it will have costs in excess of estimated receipts during liquidation. These amounts can vary significantly due to, among other things, the timing and estimates for lease-up, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
The change in the liability for estimated costs in excess of estimated receipts during liquidation for the six months ended June 30, 2017 is as follows:

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)

6.	Liability for Estimated Costs in Excess of Estimated Receipts During Liquidation (continued)

	December 31, 2016	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2017
Assets:
Estimated net inflows from investments in real estate	$4,537,620	$(4,488,068)	$1,059,286	$1,108,838
Estimated net outflows from development costs	(3,528,450)	135,816	3,392,634	—
	1,009,170	(4,352,252)	4,451,920	1,108,838
Liabilities:
Liquidation transaction costs	(8,114,094)	1,536,041	(1,094,213)	(7,672,266)
Corporate expenditures	(4,202,073)	2,409,816	34,226	(1,758,031)
	(12,316,167)	3,945,857	(1,059,987)	(9,430,297)
Total liability for estimated costs in excess of estimated receipts during liquidation	$(11,306,997)	$(406,395)	$3,391,933	$(8,321,459)

7.	Indebtedness
During the six months ended June 30, 2017, the Company borrowed approximately $3.2 million under its construction loans in connection with its multifamily development projects. The Company, through joint ventures formed to make investments, borrowed on a non-recourse basis to fund construction. The use of non-recourse financing allows the Company to limit its exposure on any investment to the amount invested. Non-recourse indebtedness means that the indebtedness of the borrower or its subsidiaries is collateralized only by the assets to which such indebtedness relates, without recourse to the Company or any of its subsidiaries.
The Company repaid mortgage and construction notes payable of approximately $86.1 million during the six months ended June 30, 2017, including approximately $86.0 million related to the sales of the Oxford Square, Aura on Broadway and Premier at Spring Town Center properties. These construction loan payables were repaid at the time the properties were sold in February 2017 and June 2017 using net sales proceeds. In June 2017, the Company also sold its membership interest in the net assets of the Bainbridge Joint Venture which owned the Bainbridge 3200 property and in conjunction with the sale, the buyer assumed the outstanding construction loan payable of approximately $24.5 million.
In April 2017, the Company, through one of its consolidated joint ventures, modified the construction loan related to the Aura at the Rim property. As part of the modification, the Company extended the original maturity by six months to October 2017, increased the interest rate to LIBOR plus 2.75% and in May 2017 began making required monthly principal payments of $29,200. No other terms of the construction loan were modified. This loan was repaid in July 2017 at the time of the sale of the Aura at the Rim Property, as described further in Note 9, "Subsequent Events."
Mortgage and construction loans are carried at their contractual amounts as of June 30, 2017 under Liquidation Basis of Accounting. As of June 30, 2017 and December 31, 2016, the estimated fair value of the Company's debt was approximately $71.6 million and $178.3 million, respectively.

CNL GROWTH PROPERTIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(UNAUDITED)

8.	Related Party Arrangements
During the quarters and six months ended June 30, 2017 and 2016, the Company incurred the following fees and reimbursable expenses due to the Advisor, its affiliates and other related parties:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reimbursable expenses:
Investor administrative service fees(1)	$33,750	$33,750	67,500	67,500
Other operating(1)	288,156	380,157	599,412	625,850
	321,906	413,907	666,912	693,350
Investment service fee	—	8,793	—	30,712
Asset management fees(2)	428,782	900,861	933,452	1,750,427
Property management fees	11,223	15,706	23,568	32,094
	$761,911	$1,339,267	$1,623,932	$2,506,583

FOOTNOTES:

(1)
Prior to the adoption of Liquidation Basis of Accounting in August 2016, investor administrative service fees and all other operating expenses for the quarter and six months ended June 30, 2016, were included in general and administrative expenses in the accompanying condensed consolidated statement of operations.

(2)
Prior to the adoption of Liquidation Basis of Accounting in August 2016, approximately $0.2 million and $0.4 million of asset management fees incurred by the Company above for the quarter and six months ended June 30, 2016, respectively, were capitalized as part of the cost of development properties. Asset management fees, net of amounts capitalized, were included in asset management fees in the accompanying condensed consolidated statement of operations for the quarter and six months ended June 30, 2016.

Amounts due to related parties for fees and reimbursable costs and expenses, as described above, were as follows as of:

	June 30, 2017	December 31, 2016
Due to Property Manager:
Property management fees	$11,214	$15,049
Due to the Advisor and its affiliates:
Reimbursable operating expenses	1,819,359	1,797,560
	$1,830,573	$1,812,609

In connection with the adoption of the Liquidation Basis of Accounting, the Company accrues costs it expects to incur through the end of the liquidation. As of June 30, 2017, the Company accrued future estimated asset management fees of approximately $0.1 million, property management fees of approximately $3 thousand, reimbursement of operating expenses of approximately $0.4 million and a subordinated incentive fee of approximately $5.4 million in the liability for estimated costs in excess of estimated receipts in the accompanying condensed consolidated statement of net assets.

9.	Subsequent Events
In July 2017, the Company, through one of its joint ventures, sold the Aura at the Rim property for approximately $47.8 million, which equaled its liquidation value as of June 30, 2017, and repaid the outstanding construction note payable collateralized by this property of approximately $27.6 million.
In July 2017, the Company, through one of its joint ventures, sold the Fairfield Ranch property for approximately $39.9 million, which equaled its liquidation value as of June 30, 2017, and repaid the outstanding construction note payable collateralized by this property of approximately $19.6 million.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Statements contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not statements of historical or current fact may constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. The Company intends that such forward-looking statements be subject to the safe harbor created by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that do not relate strictly to historical or current facts but reflect management’s current understandings, intentions, beliefs, plans, expectations, assumptions and/or predictions regarding the future of the Company’s business and its performance, the economy, and other future conditions and forecasts of future events, and circumstances. Forward-looking statements are typically identified by words such as “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “continues,” “pro forma,” “may,” “will,” “seeks,” “should” and “could,” and words and terms of similar substance in connection with discussions of future operating or financial performance, business strategy and portfolios, cash flows, costs and financing needs, legal proceedings, amount and timing of anticipated future distributions, estimated per share net asset value of the Company’s common stock, and/or other matters. The Company’s forward-looking statements are not guarantees of future performance. While the Company’s management believes its forward-looking statements are reasonable, such statements are inherently susceptible to uncertainty and changes in circumstances. As with any projection or forecast, forward-looking statements are necessarily dependent on assumptions, data and/or methods that may be incorrect or imprecise, and may not be realized. The Company’s forward-looking statements are based on management’s current expectations and a variety of risks, uncertainties and other factors, many of which are beyond the Company’s ability to control or accurately predict. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements due to a variety of risks, uncertainties and other factors. Given these uncertainties, the Company cautions you not to place undue reliance on such statements.
Important factors that could cause the Company’s actual results to vary materially from those expressed or implied in its forward-looking statements include, but are not limited to, government regulation, economic, strategic, political and social conditions, and the following: risks associated with the timing and implementation of the Company's Plan of Dissolution; a worsening economic environment in the U.S. or globally, including financial market fluctuations; risks associated with real estate markets, including declining real estate values; risks associated with the Company’s limited capital resources, including the risk of the Company’s failure to renew or extend necessary financing or to access the debt market; the use of debt to finance the Company’s business activities, including refinancing and interest rate risk and the Company’s failure to comply with debt covenants; competition for tenants; defaults on or non-renewal of leases by tenants; failure to lease properties on favorable terms or at all; the impact of current and future environmental, zoning and other governmental regulations affecting the Company’s properties; the impact of changes in accounting rules; the impact of regulations requiring periodic valuation of the Company on a per share basis; inaccuracies of the Company’s accounting estimates; unknown liabilities of acquired properties or liabilities caused by property managers or operators; material adverse actions or omissions by any Joint Venture partners; consequences of the Company’s net operating losses; increases in operating costs and other expenses; uninsured losses or losses in excess of the Company’s insurance coverage; the impact of outstanding and/or potential litigation; risks associated with the Company’s tax structuring; and failure to qualify for and maintain the Company’s qualification as a REIT for federal income tax purposes.
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
All written and oral forward-looking statements attributable to the Company or persons acting on its behalf are qualified in their entirety by this cautionary note. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to, and expressly disclaims any obligation to, publicly release the results of any revisions to its forward-

looking statements to reflect new information, changed assumptions, the occurrence of unanticipated subsequent events or circumstances, or changes to future operating results over time, except as otherwise required by law.
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
Our Exit Strategy
During 2015, our Advisor began to explore strategic alternatives. In August 2015, our board of directors appointed a special committee comprised of our independent board members (the “Special Committee”) to oversee the process of exploring strategic alternatives for future stockholder liquidity, including opportunities to merge with another company, the listing of our common stock on a national securities exchange, our sale or the sale of all of our assets. As previously reported in our December 31, 2016 Form 10-K filed with the Securities & Exchange Commission on March 17, 2017, in September 2015, we engaged a financial advisor to assist us and the Special Committee with this process. From September 2015 through December 2016, we sold nine properties and used the net sales proceeds of approximately $494.1 million to repay approximately $243.3 million of indebtedness related to our properties, paid distributions of $111.0 million to our co-venture partners, and made special cash distributions of $67.6 million and liquidating distributions of $104.7 million to our stockholders. From January through July 2017, we sold five additional properties, as further described below under "Our Real Estate Portfolio". As of August 1, 2017, we, through our remaining joint venture, have entered into a purchase and sale agreement for the sale of our remaining property and we anticipate we will complete the sale of this property by the end of 2017. However, certain conditions precedent to the consummation of the purchase and sale agreement must be satisfied to complete the sale. If these conditions are not met, we may not be able to complete the sale of the property by the end of 2017 or for an amount which equals or exceeds the current liquidation value of the property.
Our stockholders approved our Plan of Dissolution on August 4, 2016. The dissolution process and the amount and timing of distributions to stockholders involves risks and uncertainties. We anticipate selling the remaining property and anticipate making a final liquidating distribution to our stockholders by the end of 2017.
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
Our Real Estate Portfolio
During the six months ended June 30, 2017, we, through three of our consolidated joint ventures, sold three real estate properties. In addition, we sold our membership interest in another of our joint ventures. As of June 30, 2017, we owned interests in three Class A multifamily properties and had entered into three separate sale agreements with unrelated third party buyers. In July 2017, we, through two of our consolidated joint ventures, sold two additional properties and as of August 1, 2017, owned one remaining property through a joint venture. We anticipate we will complete the sale by the end of 2017, subject to certain conditions as described above under "Our Exit Strategy."

Our multifamily properties were owned through separate joint ventures in which we co-invested with an affiliate of a national or regional multifamily developer. Under the terms of the limited liability company agreements of each joint venture, operating cash flows were generally distributed to the members of the joint venture on a pro rata basis. Generally, in a capital event, such as a sale of the joint venture’s property, net proceeds were distributed pro rata to each member until each member’s invested capital was returned and a minimum return on capital was achieved, and thereafter our joint venture partner received a disproportionately higher share of any proceeds at varying levels based on our having received certain minimum threshold returns. We distributed operating cash flows on a pro rata basis and net proceeds from sales of properties to our non-controlling co-venture partners, as described below under "Liquidation and Capital Resources – Distributions to Noncontrolling Interests."

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2017, we had total cash of approximately $87.2 million, which included our net sales proceeds related to the sale of the Oxford Square, Aura on Broadway, and Premier at Spring Town Center properties in February 2017 and June 2017, after repayments of indebtedness and distributions to our co-venture partners for their disproportionate share of proceeds from the capital events, as well as net sales proceeds from the sale of our membership interest in net assets of the Bainbridge Joint Venture which owned the Bainbridge 3200 property in June 2017, as described further below in "Sources of Liquidity and Capital Resources – Net Sales Proceeds from Sales of Real Estate and Membership Interest". We will use our cash on hand and net sales proceeds received from the sale of real estate to pay all obligations, pay liquidating distributions and any other corporate purposes deemed appropriate.  Our total assets and net assets in liquidation were $230.0 million and $121.7 million, respectively, at June 30, 2017. Our ability to meet our obligations is contingent upon the disposition of our assets in accordance with our Plan of Dissolution. We believe that cash flows provided by operating activities along with sale proceeds will continue to provide adequate capital to fund our operating, administrative and other expenses incurred during liquidation as well as debt service obligations. As a REIT, we must distribute annually at least 90% of our REIT ordinary taxable income.
Sources of Liquidity and Capital Resources
Net Sales Proceeds from Sales of Real Estate and Membership Interest
During February 2017, we through one of our joint ventures, completed the sale of the Oxford Square property for gross sales proceeds of approximately $65.7 million, which equaled its liquidation value as of December 31, 2016. We received proceeds, net of closing costs, of approximately $65.3 million and used a portion of the net sales proceeds to repay the construction note payable of approximately $35.2 million related to this property.
During June 2017, we through two of our joint ventures, completed the sales of the Aura on Broadway and Premier at Spring Town Center properties for gross sales proceeds of approximately $41.8 million and $49.8 million, respectively, which equaled their liquidation values as of March 31, 2017. We received proceeds, net of closing costs, of approximately $41.5 million and $49.4 million, respectively, and used a portion of the net sales proceeds to repay the construction notes payables of approximately $19.5 million and $31.3 million, respectively, related to these two properties.
During June 2017, we sold our 90% membership interest in the net assets of the joint venture which owned the Bainbridge 3200 property (the "Bainbridge Joint Venture") for approximately $14.8 million. The net consideration we received from the sale of our membership interest in the Bainbridge Joint Venture was equal the amount that we would have received under the Bainbridge Joint Venture limited liability company agreement if the buyer had purchased the property for approximately $44.0 million, which exceeded the liquidation value of the Bainbridge 3200 property as of March 31, 2017.
In July, we, through two of our joint ventures, completed the sale of the Aura at the Rim and Fairfield Ranch properties for gross sales proceeds of approximately $87.7 million, which equaled their liquidation value as of June 30, 2017. We received proceeds, net of closing costs, of approximately $86.8 million and used a portion of the net sales proceeds to repay the construction note payables of approximately $47.2 million related to these two properties.
Borrowings
During the six months ended June 30, 2017 and 2016, we borrowed approximately $3.2 million and $48.8 million, respectively, under our various construction loans to pay for development costs relating to several of our properties.
Net Cash Provided by Operating Activities
Prior to the adoption of Liquidation Basis of Accounting, our net cash flows provided by operating activities was approximately $0.02 million for the six months ended June 30, 2016.
Uses of Liquidity and Capital Resources
Development of Properties
In connection with our development projects, we funded approximately $3.1 million and $48.7 million in development costs during the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, all of our properties had finalized construction and no additional development costs are expected.

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
As our indebtedness approached maturity, we, along with our joint venture partners, extended and refinanced the construction loans on our development properties, or determined to sell the property as part of our Plan of Dissolution and used the proceeds from the sale to repay the indebtedness. In April 2017, we, through one of our consolidated joint ventures, modified the original construction loan relating to our Aura at the Rim Property to extend the original maturity by six months to October 2017. In July 2017, we repaid this loan in conjunction with the sale of the Aura at the Rim property as previously reported on Form 8-K on July 18, 2017.
During the six months ended June 30, 2017, we repaid approximately $86.1 million of mortgage and construction loans payable, including approximately $86.0 million related primarily to the early repayment of debt using a portion of the net sales proceeds from the sales of the Oxford Square, Aura on Broadway and Premier at Spring Town properties. In June 2017, the Company also sold its membership interest in the Bainbridge Joint Venture which owned the Bainbridge 3200 property and in conjunction with the sale the buyer assumed the outstanding construction note payable of approximately $24.5 million.
As of June 30, 2017, we had $71.8 million of indebtedness. In July 2017, we repaid $47.2 million upon the sale of two properties. We anticipate selling our last property and anticipate repaying the remaining $24.6 million of indebtedness by the end of 2017.
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
During the six months ended June 30, 2017, our consolidated joint ventures paid distributions of approximately $15.1 million to our co-venture partners, including $0.3 million representing their pro rata share of positive operating cash flows, plus approximately $14.8 million from a disproportionate share of proceeds from capital events relating to net sales proceeds from the sales of properties, including approximately $1.4 million related to properties sold prior to 2017, in accordance with the terms of the corresponding joint venture agreements.
In July 2017, our consolidated joint ventures paid distributions of approximately $14.8 million to our co-venture partners representing their disproportionate share of proceeds from capital events relating to the sale of the Aura at the Rim and Fairfield Ranch properties, as described above under "Sources of Liquidity and Capital Resources – Net Sales Proceeds from Sales of Real Estate and Membership Interest."
The following discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto.
RESULTS OF OPERATIONS
In light of the adoption of Liquidation Basis of Accounting on August 1, 2016, the results of operations for the current year period are not comparable to the prior year period. Our remaining assets which had completed construction and reached stabilization in prior periods continue to perform in a manner that is relatively consistent with prior reporting periods and we have experienced no significant changes in leased percentages or rental rates at these properties. Our remaining assets which had not reached stabilization in prior periods have continued to increase overall leased percentages.
Due to the adoption of the Plan of Dissolution we are no longer reporting funds from operations as we no longer consider this to be a key performance measure.
Changes in Net Assets in Liquidation
Period from December 31, 2016 through June 30, 2017
Net assets in liquidation increased by approximately $6.7 million during the period December 31, 2016 through June 30, 2017. The primary reasons for the increase in net assets were (i) an increase in total estimated sales prices for our remaining properties based on actual or estimated purchase and sale agreements with third party buyers, (ii) a decrease in estimated future development costs as four of our development properties finalized construction under the amounts budgeted for construction and development per the respective development agreements and (iii) additional property net operating income primarily as a result of holding multiple properties for periods longer than estimated. These increases to net assets in liquidation were partially offset by an increase in estimated future liquidation transaction costs and estimated liability for non-controlling interests as a result of the higher estimated property sales prices.

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
OFF BALANCE SHEET ARRANGEMENTS
As of June 30, 2017, we had no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS
As of June 30, 2017, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	2017	2018-2019	2020-2021	More than 5 years	Total
Construction notes payable (principal and interest) (1)(2)	$48,206,489	$24,891,309	$—	$—	$73,097,798
FOOTNOTES:

(1)
For purposes of this table, management has assumed the mortgage and construction notes payable are repaid as of the initial maturity dates and are not extended beyond such dates as allowed pursuant to the loan agreements. Additionally, management has calculated estimated interest payments based on interest rates of our mortgage and construction notes payables as of June 30, 2017.

(2)
During July 2017, the Company repaid $47.2 million related to the sale of two properties. The Company anticipates it will pay the remaining balance of $24.6 million upon the sale of its remaining property by the end of 2017.

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
The following is a schedule of our variable rate debt maturities for each of the next five years, and thereafter, assuming the terms of the loans are not extended (principal maturities only):

	2017	2018	2019	2020	2021	Thereafter	Total	Approximate Fair Value
Variable rate debt(1)	$47,219,158	$24,580,317	$—	$—	$—	$—	$71,799,475	$71,555,000
Average interest rate	3.93%	3.37%	—%	—%	—%	—%	3.74%
FOOTNOTE:

(1)
During July 2017, the Company repaid $47.2 million related to the sale of two properties. The Company anticipates it will pay the remaining balance of $24.6 million upon the sale of its remaining property by the end of 2017.

Management estimates that a hypothetical one-percentage point increase in LIBOR compared to the LIBOR rate as of June 30, 2017, would increase interest expense by approximately $0.2 million and $0.4 million on our variable rate debt for the quarter and six months ended June 30, 2017, respectively. This sensitivity analysis contains certain simplifying assumptions, and although it gives an indication of our exposure to changes in interest rates, it is not intended to predict future results and our actual results will likely vary.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 4th day of August, 2017.

CNL GROWTH PROPERTIES, INC.

By:	/s/ Stephen H. Mauldin
STEPHEN H. MAULDIN
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Tammy J. Tipton
TAMMY J. TIPTON
Chief Financial Officer and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX
The following documents are filed or incorporated as part of this report.

Exhibit No.	Description

10.1	Purchase and Sale Agreement, dated as of April 24, 2017, between GGT TRG Broadway AZ, LLC and Dedicated Broadway Tempe LP (Filed herewith.)

10.2	Agreement of Purchase and Sale, dated as of May 17, 2017, between GGT AHC Fairfield TX, LLC and Ilan Investments, LLC (Filed herewith.)

10.3	Purchase and Sale Agreement, dated as of May 19, 2017, between GGT TRG RIM TX, LLC and BES Acquisitions, LLC (Filed herewith.)

10.4	First Amendment to Purchase and Sale Agreement, dated June 12, 2017, between GGT TRG RIM TX, LLC and BES Acquisitions, LLC (Filed herewith.)

10.5	Purchase and Sale Agreement, dated as of May 23, 2017, between GGT Spring Town TX, LLC and Abbey Residential, LLC (Filed herewith.)

10.6
Agreement of Sale and Purchase of Membership Interest, dated as of June 9, 2017, among GGT Hampton Roads VA Holdings, LLC, Bainbridge Prices Fork Members, LLC and Amzak Prices Fork Holdings, LLC (Filed herewith.)

10.7	Purchase and Sale Agreement, dated as of June 30, 2017, between GGT Daniel SC Venture, LLC and MSP RE Holdings, LLC (Filed herewith.)

31.1	Certification of Chief Executive Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

31.2	Certification of Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1
Certification of Chief Executive Officer and Chief Financial Officer of CNL Growth Properties, Inc., Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101
The following materials from CNL Growth Properties, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Statements of Net Assets, (ii) Condensed Consolidated Statement of Changes in Net Assets, (iv) Condensed Consolidated Statement of Operations, (v) Condensed Consolidated Statement of Equity, (vi) Condensed Consolidated Statement of Cash Flows, and (vii) Notes to the Condensed Consolidated Financial Statements.